Form 10-Q
period 2018-06-30
electroCore, Inc.
filed 2018-08-14
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number 001-38538

electroCore, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-3454976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Allen Road, Suite 201, Basking Ridge, NJ 07920

(Address of principal executive offices, including zip code)

(973) 290-0097

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 6, 2018, the registrant had 29,450,034 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
		Page

	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements
	Consolidated Balance Sheets as June 30, 2018 (unaudited) and December 31, 2017	4
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)	5
	Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)	6
	Consolidated Statements of Changes in Convertible Preferred Units, Members’ (Deficit) and Stockholders’ Equity for the Year Ended December 31, 2017 and the Six Months Ended June 30, 2018 (Unaudited)	7
	Consolidated Statements of Cash Flow for the Six Months Ended June 30, 2018 and 2017 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	Components of Our Results of Operations	23
	Results of Operations for the Three Months Ended June 30, 2018 and 2017	26
	Results of Operations for the Six Months Ended June 30, 2018 and 2017	28
	Liquidity and Capital Resources	29
	Contractual Obligations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
	Signatures	35

REFERENCES TO ELECTROCORE

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires references to the “Company,” “electroCore,” “we,” “us” and “our” following the date of the Corporate Conversion (June 21, 2018) refer to electroCore, Inc. a Delaware corporation, and its subsidiaries and affiliate; references to the “Company,” “electroCore,” “we,” “us” and “our” prior to the date of the Corporate Conversion refer to ElectroCore, LLC, a Delaware limited liability company, and its subsidiaries and affiliate; and references to the “Corporate Conversion” or “corporate conversion” refer to all of the transactions related to the statutory conversion of ElectroCore, LLC from a Delaware limited liability company to a Delaware corporation and the change of its name to electroCore, Inc., effected on June 21, 2018.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those included in our prospectus dated June 21, 2018, filed with the SEC described under “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and elsewhere in this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The electroCore logo, gammaCore and other trademarks of electroCore, Inc. appearing in this Quarterly Report on Form 10-Q are the property of electroCore, Inc. All other trademarks, service marks and trade names in this Quarterly Report on Form 10-Q are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Quarterly Report on Form 10-Q.

ELECTROCORE, INC. SUBSIDIARIES AND AFFILIATE

Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,357,844	$13,224,194
Debt securities and other investments available for sale	7,468,710	23,950,566
Accounts receivable, net	298,237	103,209
Inventories	751,949	327,787
Prepaid expenses and other current assets	2,857,358	570,755
Deferred financing costs	—	856,895
Total current assets	99,734,098	39,033,406

Property and equipment – net	377,357	168,646
Security deposits	30,604	30,604
Total assets	$100,142,059	$39,232,656
Liabilities, Convertible Preferred Units and Stockholders' and Members’ Equity/(Deficit)
Current liabilities:
Accounts payable and accrued expenses	$6,885,486	$3,879,775
Warrant liability	—	2,239,544
Other current liabilities	28,341	—
Total current liabilities	6,913,827	6,119,319
Noncurrent liabilities:
Deferred rent	279,362	306,886
Total liabilities	7,193,189	6,426,205
Commitments and contingencies (Note 17)
Convertible preferred units:
Series A Preferred Units, 0 Units authorized at June 30, 2018 and 71,050,860 at December 31, 2017; 0 Units issued and outstanding at June 30, 2018 and 70,918,506 at December 31, 2017	—	53,518,463
Series B Preferred Units, 0 Units authorized at June 30, 2018 and 123,000,000 at December 31, 2017; 0 Units issued and outstanding at June 30, 2018 and 105,186,020 at December 31, 2017	—	68,755,544
Series B-1 Preferred Units, 0 Units authorized at June 30, 2018 and December 31, 2017; 0 Units issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Total convertible preferred units	—	122,274,007
Stockholders'/members’ equity/(deficit):
Common Units, 0 Units authorized at June 30, 2018 and 600,000,000 December 31, 2017; 0 Units issued and outstanding at June 30, 2018 and 218,982,140 December 31, 2017	—	40,180,619
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at June 30, 2018, 0 shares authorized at December 31, 2017; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.001 per share; 500,000,000 shares authorized at June 30, 2018, 0 shares authorized at December 31, 2017; 29,450,034 shares issued and outstanding at June 30, 2018 and 0 at December 31, 2017	29,450	—
Additional paid-in capital	102,033,462	22,596,485
Accumulated deficit	(9,791,391)	(152,928,928)
Accumulated other comprehensive income	41,740	80,213
Total equity/(deficit) attributable to electroCore, Inc., subsidiaries and affiliate	92,313,261	(90,071,611)
Noncontrolling interest	635,609	604,055
Total stockholders' equity/members’ /(deficit)	92,948,870	(89,467,556)
Total liabilities, convertible preferred units and stockholders' equity/members' equity	$100,142,059	$39,232,656

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC. SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales	$393,226	$176,555	$474,413	$293,488
Cost of goods sold	240,488	38,749	289,435	111,495
Gross profit	152,738	137,806	184,978	181,993
Operating expenses:
Research and development	4,367,070	2,771,439	6,673,405	4,497,996
Selling, general and administrative	12,007,206	4,797,604	18,832,020	7,856,866
Total operating expenses	16,374,276	7,569,043	25,505,425	12,354,862
Loss from operations	(16,221,538)	(7,431,237)	(25,320,447)	(12,172,869)
Other expense/(income)
Interest expense	—	3,433,663	—	4,473,756
Amortization of debt issuance costs	—	293,375	—	562,537
Change in fair value of warrant liability	1,625,069	196,678	1,870,923	374,654
Change in fair value of derivative instrument related to convertible bridge notes	—	220,100	—	348,163
Interest and other income, net	(115,327)	(3,222)	(224,610)	(3,222)
Other expense	50,818	2,185	258,871	2,185
Total other expense/(income)	1,560,560	4,142,779	1,905,184	5,758,073
Net loss	(17,782,098)	(11,574,016)	(27,225,631)	(17,930,942)
Less: Net income/(loss) attributable to noncontrolling interest	—	(6,045)	55,005	(6,045)
Total net loss attributable to Electrocore LLC and electroCore, Inc.	$(17,782,098)	$(11,567,971)	$(27,280,636)	$(17,924,897)
Net loss attributable to Electrocore, LLC subsidiaries and affiliate	$(11,619,799)	$(11,567,971)	$(21,118,337)	$(17,924,897)
Net loss attributable to electroCore, Inc. subsidiaries and affiliate	$(6,162,299)	$—	$(6,162,299)	$—
Net loss per share of common stock - Basic and Diluted (see Note 11)	$(0.21)	$—	$(0.21)	$—
Weighted average and potential shares outstanding - Basic and Diluted (see Note 11)	29,261,942	—	29,261,942	—

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC. SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	(17,782,098)	(11,574,016)	$(27,225,631)	$(17,930,942)
Other comprehensive (loss) income:
Foreign currency translation adjustment	61,680	(54,682)	(52,649)	(40,915)
Amount reclassed from accumulated OCI	11,025	—	11,025	—
Unrealized gains on securities, net of taxes as applicable	28,083	—	3,151	—
Other comprehensive (loss) income	100,788	(54,682)	(38,473)	(40,915)
Comprehensive loss	(17,681,310)	(11,628,698)	(27,264,104)	(17,971,857)
Less: Net comprehensive (loss)/income attributable to noncontrolling interest	—	(3,399)	5,085	4,535
Comprehensive loss attributable to electroCore, Inc. subsidiaries and affiliates	$(17,681,310)	$(11,625,299)	$(27,269,189)	$(17,976,392)
Comprehensive loss attributable to Electrocore, LLC subsidiaries and affiliate	(11,530,087)	(11,625,299)	(21,118,056)	(17,976,392)
Comprehensive loss attributable to electroCore, Inc. subsidiaries and affiliate	(6,151,223)	—	(6,151,133)	—

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC. SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Changes in Convertible Preferred Units, Members’ (Deficit) and Stockholders’ Equity

(Unaudited)

	Convertible Preferred Units				Electrocore LLC at December 31, 2017 and electroCore, Inc. at June 30, 2018
												Deficit
												attributable to		Total
											Accumulated	electroCore,		stockholders'/
	Series A		Series B		Common		Common		Additional		other	Inc.		members’
	Preferred Units		Preferred Units		Units		Stock		paid-in	Accumulated	comprehensive	subsidiaries	Noncontrolling	equity/
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	capital	deficit	income	and affiliates	interest	(deficit)
Balances as of January 1, 2017	70,918,506	$53,518,463	—	$—	90,711,018	$30,912,091	—	$—	$8,126,416	$(100,706,419)	$214,006	$(61,453,906)	$400,421	$(61,053,485)
Net loss						—	—	—	—	(35,792,423)	—	(35,792,423)	(236,358)	(36,028,781)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(133,793)	(133,793)	—	(133,793)
Issuance of Series B Preferred Units, net	—	—	105,186,020	68,755,544	18,340,000	4,074,447	—	—	(2,012,611)	—	—	2,061,836	—	2,061,836
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	439,992	439,992
Unit-based compensation	—	—	—	—	—	—	—		462,329	—	—	462,329	—	462,329
Common Units issued in connection with convertible bridge notes, net	—	—	—	—	36,565,948	5,194,081	—	—	(409,735)	—	—	4,784,346	—	4,784,346
Common Units issued in exchange for elimination of preference	—	—	—	—	73,365,174	—	—	—	—	—	—	—	—	—
Common Units issued for initial funding of Series B Preferred Units	—	—	—	—	—	—	—	—	16,430,086	(16,430,086)	—	—	—	—
Balances as of December 31, 2017	70,918,506	$53,518,463	105,186,020	$68,755,544	218,982,140	$40,180,619	—	$—	$22,596,485	$(152,928,928)	$80,213	$(90,071,611)	$604,055	$(89,467,556)
Net loss attributable to Electrocore, LLC subsidiaries and affiliates	—	—	—	—	—	—	—	—	—	(21,118,337)	(5,085)	(21,123,422)	60,090	(21,063,332)
Reclass of accumulated deficit to APIC	—	—	—	—	—	—	—	—	(174,047,265)	174,047,265	—	—	—	—
Other comprehensive income	—	—	—	—	—	—			—	—	(33,388)	(33,388)	(5,085)	(38,473)
Conversion of Series A preferred units to common stock	(70,918,506)	(53,518,463)	—	—	—	—	3,939,917	3,940	53,514,523	—	—	53,518,463	—	53,518,463
Conversion of Series B preferred units to common stock	—	—	(105,186,020)	(68,755,544)	—	—	5,843,668	5,844	68,749,700	—	—	68,755,544	—	68,755,544
Conversion of members common units to common stock	—	—	—	—	(218,982,140)	(40,180,619)	12,099,280	12,099	40,168,520	—	—	—	—	—
Stock dividend issued to Series A preferred holders	—	—	—	—	—	—	241,939	242	3,628,850	(3,629,092)	—	—	—	—
Common stock issued related to initial public offering	—	—	—	—	—	—	5,980,000	5,980	89,692,675	—	—	89,698,655	—	89,698,655
Issuance costs related to initial public offering	—	—	—	—	—	—	—	—	(12,012,086)	—	—	(12,012,086)	—	(12,012,086)
Reclass of warrant liability to equity	—	—	—	—	—	—	—	—	4,110,467	—	—	4,110,467	—	4,110,467
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(23,451)	(23,451)
Stock issued upon conversion of profit interests	—	—	—	—	—	—	1,345,230	1,345	—	—	—	1,345	—	1,345
Stock and Unit-based compensation	—	—	—	—	—	—	—	—	5,631,593	—	—	5,631,593	—	5,631,593
Net loss attributable to electroCore, Inc. subsidiaries and affiliates	—	—	—	—	—	—	—	—	—	(6,162,299)	—	(6,162,299)	—	(6,162,299)
Balances as of June 30, 2018	—	$—	—	$—	—	—	29,450,034	$29,450	$102,033,462	$(9,791,391)	$41,740	$92,313,261	$635,609	$92,948,870

See accompanying notes to consolidated financial statements

ELECTROCORE, INC SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(27,225,631)	$(17,930,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and debt issuance costs	—	4,328,900
Change in fair value of warrants and embedded derivative	1,870,923	722,817
Non-cash interest expense on convertible bridge notes	—	707,393
Stock/unit-based compensation	5,631,593	116,574
Depreciation and amortization	21,064	14,718
Other	19,062	(47,556)
Changes in operating assets and liabilities:
Accounts receivable, net	(195,028)	(144,344)
Inventories	(424,162)	(239,243)
Prepaid expenses and other current assets	(2,286,602)	(60,291)
Accounts payable and accrued expenses	1,647,468	1,833,146
Deferred rent	(27,524)	(21,315)
Net cash used in operating activities	(20,968,837)	(10,720,143)
Cash flows from investing activities:
Purchase of debt securities and other investments available for sale	(10,434,519)	—
Proceeds from maturities of debt securities and other investments available for sale	26,916,375	—
Purchases of property and equipment	(229,774)	(61,737)
Net cash provided by (used in) investing activities	16,252,082	(61,737)
Cash flows from financing activities:
Sale of common stock, net of related expenses	79,895,818	—
Proceeds from issuance of convertible bridge notes	—	19,965,692
Financing costs related to the issuance of convertible bridge notes	—	(1,030,490)
Net cash provided by financing activities	79,895,818	18,935,202
Effect of changes in exchange rates on cash and cash equivalents	(45,413)	(5,602)
Net increase in cash and cash equivalents	75,133,650	8,147,720
Cash and cash equivalents – beginning of period	13,224,194	416,336
Cash and cash equivalents – end of period	$88,357,844	$8,564,056
Supplemental schedule of noncash financing activity:
Series A preferred units converted to common stock	$53,518,463	$—
Series B preferred units converted to common stock	68,755,544	—
Members common units converted to common stock	40,180,619	—
Reclass of warrant liability to additional paid in capital	4,110,467	—
Reclass of deferred financing costs to additional paid in capital	856,985	—
Deferred financing costs included in accounts payable and accrued expenses	1,358,244	—
Stock dividend distribution in connection with IPO	3,629,092	—
Series B warrants issued in connection with convertible bridge notes	—	2,620,681
Debt issuance cost included in accounts payable	—	140,459
Common units issued in connection with convertible bridge notes	—	5,194,081

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC. SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Corporate Organization and Company Overview

Company Overview

electroCore, Inc. is a bioelectronic medicine company, engaged in the commercialization and development of a range of patient-administered non-invasive Vagus Nerve Stimulation (“nVNS”) therapies initially focused on the treatment of multiple conditions in neurology, rheumatology and other fields. electroCore was founded in 2005 and its focus currently is on primary headache (migraine and cluster headache), with trials continuing in other neurological and inflammatory disorders.

electroCore, headquartered in New Jersey, has wholly owned subsidiaries which include: electroCore Bermuda, Ltd., electroCore Germany GmbH, and electroCore UK Ltd. In addition, an affiliate, electroCore (Aust) Pty Limited, is subject to electroCore’s control on bases other than voting interests and is a variable interest entity (“VIE”), for which electroCore is the primary beneficiary.

In January 2018, the U.S. Food and Drug Administration ("FDA") released the use of gammaCore, the Company's first generation disposable non-invasive vagus nerve stimulator therapy for the treatment of pain associated with migraine headache in adult patients. Previously in April 2017, the FDA released the use of gammaCore for the acute treatment of pain associated with episodic cluster headache in adult patients.  In December 2017, gammaCore’s successor, Sapphire was FDA released.  gammaCore Sapphire is a rechargeable and reloadable version of our product for multi-year use.  Effective August 1, 2018, the Company announced gammaCore Sapphire was available in the United States.  In general, the Company will no longer market the disposable version of gammaCore in markets where the gammaCore Sapphire has launched.

Corporate Conversion and Initial Public Offering

Effective June 21, 2018, the Company converted into a Delaware corporation pursuant to a statutory conversion and changed its name to electroCore, Inc.  Previously, the Company operated as a Delaware limited liability company under the name Electrocore, LLC.  As a result of the corporate conversion, the holders of the different series of units of Electrocore, LLC, or Units, became holders of common stock and options to purchase common stock of electroCore, Inc. Warrants to purchase Units were converted to warrants to purchase common stock of electroCore, Inc. The number of shares of common stock, options to purchase common stock, and warrants to purchase common stock that holders of Units and warrants to purchase Units were entitled to receive in the corporate conversion was determined in accordance with a plan of conversion, which was based upon the terms of the Third Amended and Restated Limited Liability Company Agreement, dated November 21, 2017 (the “Operating Agreement”), and varied depending on which class and series of Units a holder owned, and the terms of the applicable warrants.  See “Corporate Conversion and Equity, Note 12.”

In June 2018, the Company completed its initial public offering ("IPO") and issued 5,980,000 shares of common stock, including the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $15.00. We received net proceeds from the IPO of approximately $77.7 million, after deducting underwriting discounts and commissions and offering costs of approximately $12.0 million. The underwriters were Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities. LLC, and BTIG, LLC.

Shares of common stock began trading on the Nasdaq Global Market on June 22, 2018, and began trading on the Nasdaq Global Select Market on June 25, 2018, under the symbol "ECOR". The shares were registered under the Securities Act, on a registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission ("SEC"), on June 21, 2018.

The Company expects to use the proceeds from the IPO (i) to hire additional territory business managers and expand marketing programs to prepare for the full commercial launch of the gammaCore products; (ii) to fund the research and development of gammaCore products for other indications in headache and rheumatology; (iii) to fund the build out of a specialty distribution channel for the launch of gammaCore Sapphire in the third quarter of 2018; and (iv) the remainder to fund working capital and general corporate purposes.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X for interim financial reporting. In compliance with those rules, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2017 included in our prospectus dated June 21, 2018 filed with the SEC, pursuant to Rule 424(b) under the Securities Act.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of interim periods have been included.  The results of operations and cash flows reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire fiscal year.

Note 3.  Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of electroCore, Inc. and its wholly owned subsidiaries. electroCore (Aust) Pty Limited, a VIE for which electroCore is the primary beneficiary, is also consolidated with the non-controlled equity presented as non-controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, allowances for doubtful accounts, valuation of inventory, warrants, stock compensation, vouchers for gammaCore, valuation of deferred taxes, and contingencies.

(c)	Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (“ASC 606”). ASC 606 provides a comprehensive framework under which revenue is recognized when an entity transfers promised goods and services to a customer in an amount that reflects the consideration an entity is entitled to receive in exchange for those goods and services. Furthermore, ASC 606 contains expanded disclosure requirements to enable users of the financial statements to better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted ASC 606 effective January 1, 2018, using the full retrospective method. The adoption of ASC 606 did not have a material impact on the consolidated balance sheet, statements of operations, or cash flows for the three and six months ended June 30, 2017. The primary impact of adoption related to the enhancement of the disclosures is provided in Note 5 – Revenue Recognition.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation, Topic 718.  The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.  The Company adopted this guidance in the second quarter of 2018, which had no material impact on the balance sheet, statement of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The ASU revises the measurement and presentation of investments in certain financial assets and liabilities and enhances disclosures about those investments. The Company adopted this guidance on January 1, 2018, which had no material impact on the balance sheet, statement of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, (Topic 230). This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this guidance on January 1, 2018, which had no material impact on the statement of cash flows.

(d)	Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is assessing ASU No. 2016-02’s impact and will adopt it when effective.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on the financial statements.

Note 4.  Risks and Uncertainties

The Company’s budgeted cash requirements for 2018 and beyond include expenses related to continuing development and clinical evaluation of its products and therapies, as well as preparing for related commercialization of our products. As of June 30, 2018 and December 31, 2017, we had working capital (current assets less current liabilities) of $92.8 million and $32.9 million, respectively.

On June 21, 2018, the Company closed the IPO of 5,980,000 shares of common stock at a price of $15.00 per share with net proceeds of $77.7 million, net of underwriting discount and other offering expenses.  As a public company, additional future liquidity needs will include costs to comply with the requirements of a public company and tax payments to Federal and State governments.

The Company believes that its sales and cash on hand are adequate to meet its operating, investing, and financing needs for at least the next twelve months. To the extent additional funds are necessary to meet long-term liquidity needs as the Company continues to execute its business strategy, the Company anticipates that they will be obtained through the incurrence of indebtedness, equity financings or a combination of these potential sources of funds, although the Company can provide no assurance that these sources of funding will be available on reasonable terms.

In addition to the FDA release received by the Company for two indications (see Note 1), the Company is seeking approvals and clearances by the FDA for additional indications. In connection therewith, the Company will incur additional time and costs and will require additional funding to obtain such approvals and clearances. The additional time, costs, and funding is expected to be substantial.

The Company has foreign currency exchange risks related to revenue and operating expenses in currencies other than the local currencies in which they operate. The Company is exposed to currency risk from the potential changes in functional currency values of their foreign currency denominated assets, liabilities, and cash flows.

The Company deals primarily with one specialty pharmaceutical distributor in the United States. At June 30, 2018 and December 31, 2017, the accounts receivable related to this distributor was $185,150 and $31,740, respectively.

Note 5. Revenue Recognition

Performance Obligations

Revenue, net of specialty pharmaceutical distribution discounts, vouchers, rebates, and co-payments assistance is solely generated from the sales of the gammaCore product. Sales are made to a specialty pharmaceutical distributor (“customer”) and revenue is recognized when delivery of the product is completed. The Company deems control to have transferred upon the completion of delivery because that is the point in which (1) it has a present right to payment for the product, (2) it has transferred the physical possession of the product, (3) the customer has legal title to the product, (4) the customer has risks and rewards of ownership and (5) the customer has accepted the product. After the products have been delivered and control has transferred, the Company has no remaining unsatisfied performance obligations.

Revenue is measured based on the consideration that the Company expects to receive in exchange for gammaCore, which represents the transaction price. The transaction price includes the fixed per-unit price of the product and variable consideration in the form of trade credits, vouchers, rebates, and co-payment assistance. The per-unit price is based on the Company established wholesale acquisition cost less a contractually agreed upon distributor discount with the customer. Trade credits are discounts that are contingent upon a timely remittance of payment and is estimated based on historical experience. Vouchers are redeemable by select new patients for an initial 31-day therapy (i.e. one gammaCore device) free of charge. For the three months ended June 30, 2018, the Company recognized actual vouchers redeemed as contra-revenue.  The transaction price of the devices estimated to be redeemed through vouchers was also recognized as contra-revenue. All other costs for units related to the voucher program and any other redemption costs due to the specialty pharmacy were included as promotional expenses in selling, general and administrative expense. Subsequent to June 30, 2018, units designated for the voucher program are provided to the distributor at no cost and we will not recognize revenue for the free product.  Any vouchers redeemed after June 30, 2018 will utilize inventory designated for voucher redemption.  All costs for the free units, including any processing fees, will be included as promotional expenses in selling, general and administrative expense.

For the three and six months ended June 30, 2018, contra-revenue and promotional expenses related to the vouchers redeemed and estimated to be redeemed were $939,780 and $1,263,780, respectively. In addition, reimbursement for co-payments made by patients is also considered variable consideration. For the three and six months ended June 30, 2018, net sales reflect a reduction of $10,518 and $39,725 for payments made in conjunction with the co-payment program. For the three and six months periods ended June 30, 2017, the reimbursement for co-payments was not considered material.

In accordance with Company policy, allowance for product returns has been provided. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the three and six months ended June 30, 2018 and 2017, the replacement costs were immaterial.

Payment for products is due in accordance with the terms agreed upon with customers, generally within 31 days of shipment to the customer. Accordingly, contracts with customers do not include a significant financing component.

Disaggregation of Net Sales

The following table provides additional information pertaining to net sales disaggregated by geographic market for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Geographic Market
United States	$320,242	$1,580	$329,848	$3,795
United Kingdom	50,781	57,350	115,763	122,306
Germany	16,654	108,036	17,459	152,459
Other	5,549	9,589	11,343	14,928
Total Net Sales	$393,226	$176,555	$474,413	$293,488

Contract Balances

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Accordingly, under ASC 606, the contracts do not give rise to contract assets or liabilities.

Note 6.  Cash, Cash Equivalents, Debt Securities and other Investments Available for Sale

The following tables summarizes the Company’s cash, cash equivalents and debt securities and other investments available for sale as of June 30, 2018 and December 31, 2017.

As of June 30, 2018
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$88,357,844	$—	$—	$88,357,844

Corporate Debt Securities	$1,499,091	$—	$(1,101)	$1,497,990
Commercial Paper	1,982,833	—	(2,343)	1,980,490
U.S. Government Sponsored Agencies	2,995,715	—	(2,265)	2,993,450
U.S. Treasury Bonds	997,196	—	(416)	996,780
Total debt securities and other investments available for sale	$7,474,835	$—	$(6,125)	$7,468,710

Total cash, cash equivalents, debt securities and other investments available for sale	$95,832,679	$—	$(6,125)	$95,826,554

As of December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$13,224,280	$—	$(86)	$13,224,194

Corporate Debt Securities	$19,014,590	$923	$(17,827)	$18,997,686
Commercial Paper	2,979,367	—	(1,227)	2,978,140
U.S. Government Sponsored Agencies	1,496,824	—	(2,029)	1,494,795
Certificate of Deposits	480,000	—	(55)	479,945
Total debt securities and other investments available for sale	$23,970,781	$923	$(21,138)	$23,950,566

Total cash, cash equivalents, debt securities and other investments available for sale	$37,195,061	$923	$(21,224)	$37,174,760

The Company’s debt securities, commercial paper, corporate debt securities and U.S. government sponsored agency securities have the following maturities:

	Fair Value At
	June 30,	December 31,
	2018	2017
Due within one year	$7,468,710	$23,950,566
Due after one year through five years	—	—
	$7,468,710	$23,950,566

Note 7.  Fair Value Measurements

Certain assets and liabilities are reported on a recurring basis at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
June 30, 2018	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$88,357,844	$88,357,844	$—	$—
Debt Securities and other Investments Available for Sale:
Corporate Debt Securities	1,497,990	1,497,990	—	—
Commercial Paper	1,980,490	1,980,490	—	—
U.S. Government Sponsored Agencies	2,993,450	2,993,450	—	—
U.S. Treasury Bonds	996,780	996,780	—	—
Total	$95,826,554	$95,826,554	$—	$—

December 31, 2017
Assets
Cash and cash equivalents	$13,224,194	$13,224,194	$—	$—
Debt Securities and other Investments Available for Sale:
Corporate Debt Securities	18,997,686	18,997,686	—	—
Commercial Paper	2,978,140	2,978,140	—	—
U.S. Government Sponsored Agencies	1,494,795	1,494,795	—	—
Certificate of Deposits	479,945	479,945	—	—
Total	$37,174,760	$37,174,760	$—	$—
Liabilities
Warrant liabilities	$2,239,544	$—	$—	$2,239,544

During the periods ended June 30, 2018 and December 31, 2017, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2018 and 2017.

Cash and cash equivalents consisted of cash in bank checking and savings accounts, money market funds and U.S. treasury notes and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Marketable securities classified as debt securities available for sale consist of investments in corporate debt securities, commercial paper, U.S. government sponsored agencies and certificate of deposits. The Company’s marketable securities are valued using quoted prices in active markets and therefore these securities were classified as Level 1.

The warrant liability was recorded at fair value until the initial public offering on June 21, 2018 at which time it was determined that the warrant should be reclassified to equity as the warrant no longer met the criterion to be recognized as a liability.  Until June 20, 2018, the Company determined the fair value of the liability by using the probability weighted expected return method and option pricing models. This method of valuation involved using inputs such as the fair value of the Company’s Common Units, unit price volatility, the contractual term of the warrant, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrant liability was considered a Level 3 measurement.

As of June 20, 2018 and December 31, 2017, the estimated fair values of the warrant liability were computed using the following assumptions:

	June 20,	December 31,
	2018	2017
Stock price volatility	67.8%	65.3%
Risk-free interest rates	2.68%	1.59%
Annual dividend yield	0%	0%
Expected life (years)	3.09	0.65

A roll-forward of the recurring fair value measurements of the liabilities categorized with Level 3 inputs are as follows:

Warrant liabilities
Opening Balance as of January 1, 2017	$480,636
Additions	2,620,681
Settlements	—
Changes in fair value recognized	(861,773)
Closing Balance as of December 31, 2017	2,239,544
Additions	—
Settlements	—
Changes in fair value recognized	1,870,923
Reclassed to equity	(4,110,467)
Closing Balance as of June 30, 2018	$—

During the period ended June 30, 2018, the warrant liability increased due to the change in fair value of the warrants and was subsequently reclassed to equity as addressed above.

The carrying amount of the Company’s receivables and payables approximate their fair values due to their short maturities.

Note 8.  Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost is determined on a first-in first-out basis.

	June 30,	December 31,
	2018	2017
Raw materials	$407,637	$116,909
Work in process	21,277	17,115
Finished goods	323,035	193,763
	$751,949	$327,787

Note 9.  Property and Equipment – Net

Property and equipment, net as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Machinery and equipment	$489,499	$452,614
Furniture and fixture	268,460	156,512
Computer equipment	112,588	138,534
Construction in process	79,684	—
Property and equipment - gross	950,231	747,660
Less accumulated depreciation and amortization	(572,874)	(579,014)
Property and equipment - net	$377,357	$168,646

During the six months ended June 30, 2018, there was a write-off of $27,204 for fully depreciated assets in the Company’s Bermuda and Australian subsidiaries.  Depreciation and amortization expense for the three months ended June 30, 2018 and 2017 was $10,668 and $8,098, respectively.  Depreciation and amortization expense for the six months ended June 30, 2018 and June 30, 2017 were $21,064 and $14,718, respectively.

Note 10.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Accounts payable	$1,686,959	$840,383
Accrued professional fees	2,843,957	2,288,020
Promotional expenses	1,004,859	—
Due to employees	923,698	659,333
Other accrued expenses	426,013	92,039
	$6,885,486	$3,879,775

Note 11.  Net Loss Per Share

Basic earnings/(loss) per share is computed by dividing net income (loss) available to electroCore, Inc. by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income available to electroCore, Inc. by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Stock options have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the treasury stock method.  As described in Note 12, Corporate Conversion and Equity, on June 21, 2018, electroCore, Inc. completed a Corporate Conversion as well as its initial public offering to, among other things, provide for a single class of common stock of electroCore Inc., in exchange for the previous Convertible Preferred Units and Common Units of the Company.  This conversion changed the relative ownership of electroCore, Inc. such that retroactive application of the conversion to periods prior to the IPO for the purposes of calculating earnings (loss) per share would not be meaningful.

Prior to the Corporate Conversion, the Company’s ownership structure included several different types of LLC interests including preferred stock, common units and Profits Interests (see Note 12, Corporate Conversion and Equity).  The Company analyzed the calculation of earnings per unit for periods prior to the Corporate Conversion and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements.  Therefore, earnings per share information has not been presented for periods prior to the Corporate Conversion on June 21, 2018.  Additionally, net loss attributable to electroCore, Inc. subsidiaries and affiliate shown below includes only the loss attributable to the period from June 21, 2018 to June 30, 2018.  In addition, the basic and diluted weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding from June 21, 2018 to June 30, 2018.

The following table sets forth the numerators and denominators used to compute basic and diluted earnings per share of the common stock:

For the period from June 21 to
June 30,
2018
Numerator – Basic and Diluted
Net loss attributable to electroCore, Inc. subsidiaries and affiliate	$(6,162,299)
Denominator – Basic and Diluted
Weighted average shares of common stock outstanding	29,261,942
Net loss per common share, Basic and Diluted	$(0.21)

Note 12. Corporate Conversion and Equity

On June 21, 2018, the Company completed the Corporate Conversion.  Pursuant to the certificate of incorporation effected in connection with the Corporate Conversion, the Company’s authorized capital stock consists of 500 million shares of common stock, par value $0.001 per share and 10 million shares of preferred stock, par value $0.001 per share.  As of June 30, 2018, 29,450,034 and 0 shares of the common stock and preferred stock, respectively, were issued and outstanding.  On June 22, 2018, the common stock began trading on the Nasdaq Global Market and on June 25, 2018 began trading on the Nasdaq Global Select Market under the symbol “ECOR”.  Prior to the Corporate Conversion of the Company, the Operating Agreement permitted the issuance of four classes of Units - Series A Preferred Units, Series B Preferred Units, Series B-1 Preferred Units and Common Units. Each member was entitled to one vote for each Unit held and the Units of all classes and series voted together as a single class on all matters (on an as converted to Common Unit basis).

Upon the Corporate Conversion, all Units were converted into an aggregate of 23,470,034 shares of our common stock and options to purchase 2,141,748 shares of common stock as follows:

•

holders of common units, or Common Units, other than Common Units that were originally issued as “profits interests” (as such term is used for purposes of the Internal Revenue Code), or Profits Interests, received an aggregate of 12,099,280 shares of common stock;

•

holders of Series A Preferred Units received an aggregate of 4,181,856 shares of common stock, which included 241,939 shares of common stock as payment in full of the approximately $3.6 million accrued and unpaid preferred return that was payable in respect of the Series A Preferred Units;

•	holders of Series B Preferred Units received an aggregate of 5,843,668 shares of common stock;
•	holders of Profits Interests received an aggregate of 1,345,230 shares of common stock.
•

holders of Profits Interests who were employees or consultants at the time of the corporate conversion received options to purchase an aggregate of 2,141,748 shares of common stock, with an exercise price of $15.00 which was equal to the initial public offering price.

Additionally, upon the conversion, the accumulated deficit of Electrocore LLC, subsidiaries and affiliates was reclassed to additional paid in capital in accordance with SEC SAB Topic 4B.

Series A Preferred Units

The Series A Preferred Units were entitled to a preference on distributions, ahead of the Common Units but behind Series B Preferred Units, in the amount of $54,923,430 plus the Series A Preferred Return (as described below), as of June 20, 2018.

The Series A Preferred Units were entitled to a return in an annual non-compounded amount with respect to each outstanding Series A Preferred Unit equal to the product of the Series A Preferred Return Percentage and the Series A Unreturned Capital Value for each Unit, which accrued to the extent not paid. The Series A Preferred Return Percentage was 4% and could be reduced to 2% if certain requirements were met as outlined in the amended and restated Operating Agreement. Upon an IPO, the payment of the Series A Preferred Return was at the sole discretion of the Board of Managers. As of June 20, 2018, the Series A Preferred Return payable, following the 2017 amendments to the Operating Agreement, upon a public offering of the Company’s common stock was fixed at $3,629,092. This amount was paid with the issuance of 241,939 shares of common stock upon the IPO.

The Series A Preferred Units were convertible into common stock mandatorily upon the occurrence of an initial public offering as outlined in the amended and restated Operating Agreement, subsequent to an 18:1 stock conversion.

As of June 20, 2018, warrants issued in connection with Series A Preferred Units financing rounds have expired and no new warrants related to Series A Preferred Units were issued in 2018.

As of June 21, 2018, warrants to purchase 221,766, Series A Preferred Units issued in connection with the term loan that remain outstanding were converted to warrants to purchase common stock at an exercise price of $15.30.

Series B Preferred Units

In 2017, the Company entered into a Series B Preferred Unit Purchase Agreement with, among others, CV II, Merck GHI and AIH. Under the terms of the Purchase Agreement, as amended, through December 31, 2017, the Company received cash proceeds of $46,911,300 and converted $26,718,910 of Bridge Notes and related accrued and unpaid interest for an aggregate amount of $73,630,210 (inclusive of amounts mentioned in Note 14 related to conversion of Bridge Notes and related accrued and unpaid interest) through the sale of Series B Preferred Units at an initial closing and several additional closings.

Each Series B Preferred Unit was converted into one share of common stock mandatorily upon the occurrence of the Corporate Conversion as outlined in the amended and restated Operating Agreement, subsequent to an 18:1 stock conversion pursuant to the terms of the plan of conversion for the Corporate Conversion. In connection with all Series B Preferred Unit closings, the Company issued warrants for the purchase of 35,452,084 Common Units at an exercise price of $1.25 per Unit, which expired upon the closing of the IPO. The Company also issued warrants to advisors for the purchase of 2,724,549 common units at an exercise price of $0.70 per Unit.  The Company also issued 72,000 warrants to purchase common units with an exercise price of $1.25 per Unit, which expired upon the closing of the IPO. The fair value of these warrants to purchase common units were recorded within additional-paid-in-capital. In connection with the Corporate Conversion, the 2,724,549 warrants issued to advisors were converted to warrants to purchase common stock at an exercise price of $12.60 per share of common stock.

As of June 21, 2018, the Series B warrants that were issued to purchasers of our Bridge Notes were converted to (i)  warrants to purchase 429,948 shares of common stock at an exercise price of $12.60 per share (see Note 14) and (ii) the Series B Preferred warrants that were issued to financial advisors were converted to 101,119 warrants to purchase common stock at an exercise price of $12.60 per share.

Note 13.  Income Taxes

There is no provision for income taxes for the six months ended June 30, 2018 as the Company has incurred operating losses since inception.   Further, prior to the corporate conversion on June 21, 2018, the Company was a limited liability company in the U.S., which is treated as a partnership for Federal and state income tax purposes. Accordingly, the Company was not subject to U.S. income taxes until its conversion.

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.

As of June 30, 2018, the Company has adopted ASC 740 principles of accounting for uncertain tax positions and has determined that it does not have any uncertain positions that would result in a tax reserve.  Accordingly, no interest or penalties related to uncertain tax positions has been accrued. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with the net operating loss and credit carryforwards.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, or the Act. The Act amends the Internal Revenue Code of 1986, as amended, or the Code, to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018, and thus was effective for the Company upon its corporate conversion. The Act also changes various domestic provisions beginning in 2018, which the Company has reviewed and factored into its quarterly tax provision as necessary.  The overall impact of the Act on the accounts is zero given the history of pass through tax treatment coupled with current period losses.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarters, within the available measurement period in 2018.

Further to the Act, beginning in 2018 U.S. shareholders are subject to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries.  The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy.  The impact of the policy election is not expected to have a material effect on the amounts reported for the current  year.

Note 14.  Convertible Bridge Notes

For the six months ended June 30, 2017, the Company issued Bridge Notes aggregating $19,965,692 including warrant coverage.

Since the Bridge Note Warrants entitled the holders to purchase securities in the Qualified Equity Round at the purchase price payable for the related equity securities, the exercise price of the warrants was undetermined at the time of their issuance. Also, because the terms of redemption of the Series B Preferred Units were unknown at the time of their issuance as well as the deemed liquidation terms discussed in Note 12, the warrants were recorded as liabilities. In connection with the Bridge Note closings, at the time of the Qualified Equity Round, the Company issued 7,739,092 Bridge Note Warrants all of which are outstanding as of June 30, 2018.  At stated above, these warrants were converted to warrants to purchase common stock at an exercise price of $12.60 and were reclassified to equity upon the determination that they no longer met the criteria to be classified as liabilities.

As of December 31, 2017, all Bridge Notes were converted to Series B Preferred Units, see Note 12, Corporate Conversion and Equity.

Note 15.  Stock Based Compensation and Unit‑Based Compensation

The granting of common stock and options to purchase common stock to prior holders of Profits Interests in connection with the corporate conversion is accounted for as a type-1 modification of the old awards.  Under the previous LLC structure, in connection with employment and service provider agreements, the Company had awarded grantees Units that constitute profits interests for income tax purposes, subject to certain restrictions defined in each Unit forfeiture agreement. The Company maintained a Unit award account for each of the grantees. Generally, the Units vested 25% on the one-year anniversary of the employment start date or agreement date and the balance ratably per quarter thereafter over an additional three-year period. After the restrictions lapsed, the grantees became fully vested in such Units. In 2018, the Company granted 19,447,218 Profits Interests to its employees and had forfeitures of 110,354 Profits Interests.

In connection with the Corporate Conversion, the holders of 62,765,605 Common Units that were issued as "Profits Interests" that were outstanding immediately prior to the IPO were converted, in the aggregate, into (i) 1,345,230 shares of common stock, and (ii) with respect to Profits Interests that were held by current employees and consultants at the time of the conversion, options to purchase 2,141,748 shares of electroCore, Inc. common stock at an initial exercise price of $15.00 per share.

The number of shares of common stock and the number of options issued for the outstanding Profits Interests was determined based upon the appreciation in value of the company after the date of grant of the applicable Profits Interests through the completion of the IPO.

The number of shares of common stock issued for each Profits Interest (the "Conversion Shares") was equal to (x) the percentage of the capital account balance associated with such Profits Interest as it related to the total value of the company as the IPO pre-money valuation (the "PI Capital Account Percentage"), divided by (y) the percentage interest in the company represented by such Profits Interest on a Unit basis based on the total outstanding Units in the company immediately prior to the IPO (the "PI Unit Percentage"), multiplied by (z) the total number of Units represented by the applicable Profits Interest.  Of the shares of common stock issued for the Profits Interests, 1,157,138 vested immediately and 188,092 are subject to vesting of 25% on January 1, 2019 and the balance over the next succeeding 10 calendar quarters.

The number of options issued in respect of each Profits Interest (the "Conversion Options") was equal to (i) the total number of Units represented by such Profits Interest prior to the corporate conversion minus (ii) the Conversion Shares issued in respect of such Profits Interest.  Of the options issued for the Profit Interests, 228,954 will vest 100% on January 1, 2019 and 1,912,797 will vest 25% on January 1, 2019 and the balance will vest over the next succeeding 14 calendar quarters.  The options have an exercise price of $15.00.

Stock compensation expense for the Profits Interests not recognized prior to the conversion was $2.8 million.  This expense was allocated to the common stock and options to purchase common stock awards based on their relative fair value on the date of the IPO.  For the common stock awards that vest at the time of issuance, the Company recognized $1.2 million immediately.  For the common stock awards and the options to purchase common stock that did not vest immediately, the Company will recognize $0.2 million and $1.5 million, respectively, using graded vesting over their respective vesting periods.

The incremental stock compensation expense to be recognized was $7.8 million.  This expense was allocated to the common stock and the options to purchase common stock based on their fair value on the date of the awards.  For the common stock that vested at the time of issuance, the Company recognized $3.8 million.  For the common stock awards and the options to purchase common stock that did not vest immediately, the Company will recognize $0.3 million and $3.7 million, respectively, over their respective vesting periods.

For the three and six months ended June 30, 2018, stock compensation expense reported as a component of selling, general and administrative was $2.7 million and $2.8 million, respectively. For the same period, stock compensation expense reported as a component of research and development expense was $2.3 million and $2.4 million, respectively.  For both the three and six months ended June 30, 2018, stock compensation expense reported as a component of cost of goods sold was $0.2 million and included in inventory was $0.2 million.

The Company utilized the Black Scholes option pricing model for estimating the fair value of the options to purchase common stock.  The fair value of the options was estimated on the date of the grant.

The assumptions for the determination of the fair value of the options issued upon the corporate conversion are provided in the following table:

	Options vesting on January 1, 2019	Options vesting 25% on January 1, 2019, remaining vesting over the next 14 quarters
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	74.80%	74.30%
Expected term (years)	5.25	6.00
Risk-free interest rate	2.77%	2.82%

The risk-free interest rate is the average U.S. Treasury rate with a term that most closely resembles the expected life of the award. The expected term of the award was calculated using the simplified method. For volatility, the Company uses comparable public companies as a basis for its expected volatility. The Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

Note 16.  Variable Interest Entity

As discussed in Note 1, electroCore is the primary beneficiary of electroCore (Aust) Pty Limited. electroCore has contributed certain intellectual property rights, all rights to distribute, market and sell specified products in Australia and New Zealand, and other rights outlined in the shareholders’ deed of electroCore (Aust) Pty Limited in return for 50% of the shares of such entity. In addition, electroCore can also appoint two of the four directors and can exercise significant influence. This along with the fact that electroCore is electroCore (Aust) Pty Limited’s only supplier causes electroCore, for accounting purposes, to be the primary beneficiary of electroCore (Aust) Pty Limited. The activities related to electroCore (Aust) Pty Limited are not material to the consolidated financial statements.

Note 17.  Commitments and Contingencies

(a)	Operating Lease

The Company leases office space under operating leases through April 2022. For the three and six months ended June 30, 2018, rental expense related to the leases for each period was $125,102 and $247,920, respectively.

(b)	Legal Proceedings

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted with certainty, other than as set forth below, the Company is not subject to any material legal proceedings.

In May 2018, a former financial advisor to the Company filed a complaint against the Company seeking additional compensation in connection with the Company's 2017 Series B Preferred Unit financing (See Note 12). The Company believes that it has substantial legal and factual defenses to the claims in such lawsuit and intends to vigorously defend the case. Based on our best estimate of this matter, we have established a legal reserve relative to this matter. The Company does not believe resolution of this matter would have a material adverse effect on its financial position or operations.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2017 and 2016 included in our prospectus dated June 21, 2018, filed with the SEC, pursuant to Rule 424(b) under the Securities Act. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those under the caption "Risk Factors" in the aforementioned prospectus.

Overview

We are a commercial-stage bioelectronic medicine company with a platform non-invasive vagus nerve stimulation therapy initially focused on neurology and rheumatology. Our therapy, gammaCore, has pharmacologic effects on the peripheral and central nervous systems, which modulate neurotransmitters and immune function. gammaCore is FDA-cleared for the acute treatment of pain associated with migraine and episodic cluster headache. Based on our clinical data, we are pursuing label expansions for the prevention of migraine, migraine in adolescents and post-traumatic headache, and are also engaging in clinical development for potential new labeling claims in rheumatology, including Sjôgren’s syndrome and rheumatoid arthritis.

Since our inception in 2005, we have devoted substantially all of our resources to the development of vagus nerve stimulation, or VNS, and the commercialization of our gammaCore therapy. Following our initial FDA clearance, our commercial strategy has been to establish gammaCore as a first-line treatment option for episodic cluster headache patients, who have few alternative treatment options available to them. This strategy is supported by a product registry initiated in July 2017 to build advocacy among key opinion leaders in 55 leading headache centers in the United States, and to generate patient demand in the form of prescriptions submitted to payors. We intend to leverage this advocacy as we expand into the broader headache market for both migraine and cluster headache in the future.  We anticipate a full commercial launch of gammaCore for the acute treatment of pain associated with episodic cluster headache and migraine in adult patients in the third quarter of 2018.

We have never been profitable and have incurred net losses in each year since our inception.  Our net loss for the six months ended June 30, 2018 and 2017 was $27.3 million and $17.9 million, respectively.  As of June 30, 2018, our accumulated deficit was $9.8 million. We expect to continue to incur substantial net losses and negative cash flows from operations for at least the next several years as we commercialize gammaCore for the acute treatment of pain associated with migraine and episodic cluster headache in adults. We intend to make a significant investment in building our U.S. commercial infrastructure and in recruiting and training our territory business managers. We also intend to continue to make significant investments in research and development to expand our gammaCore therapy for the treatment of other indications, including additional headache conditions and rheumatology.

We face a variety of challenges and risks, which we will need to address and manage as we pursue our strategy, including our ability to develop and retain an effective sales force, achieve market acceptance of gammaCore among physicians, patients and third-party payors, and expand the use of gammaCore to additional therapeutic indications.

Because of the numerous risks and uncertainties associated with our commercialization efforts, as well as research and clinical development activities, we are unable to predict the timing or amount of increased expenses, or when, if ever, we will be able to achieve or maintain profitability. Even if we are able to increase sales of gammaCore, we may not become profitable. If we fail to become profitable or are unable to sustain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of June 30, 2018, we had cash and cash equivalents, debt securities and other investments available for sale, of $95.8 million. Our current cash resources will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.  See “—Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Note 1 of the Company’s consolidated financial statements included elsewhere in this filing and our audited consolidated financial statements and related notes thereto for the years ended December 31, 2017 and 2016 included in our prospectus dated June 21, 2018. The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Developments

Initial Public Offering

As discussed more fully in Note 1 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1, we completed our IPO in June 2018, in which we sold 5,980,000 shares of common stock to the public at a price of $15.00 per share.  We received net proceeds of $77.7 million, net of underwriting discount and other offering expenses.

Corporate Conversion

Effective June 21, 2018, we converted into a Delaware corporation pursuant to a statutory conversion and changed our name to electroCore, Inc. Previously, we operated as a Delaware limited liability company under the name Electrocore, LLC.  As a result of the Corporate Conversion, the holders of the different classes and series of units of Electrocore, LLC became holders of common stock and options to purchase common stock of electroCore, Inc. Our Common Units, other than Common Units issued as profits interests under the Code, or Profits Interests, Series A Preferred Units and Series B Preferred Units converted into shares of our common stock on a one-for-one basis in the Corporate Conversion. Our Profits Interests converted into (i) shares of our common stock, and (ii) with respect to Profits Interests that are held by our current employees and consultants at the time of the Corporate Conversion, options to purchase our common stock. The number of shares of common stock and the number of options issued in respect of the Profits Interests was determined based upon the appreciation in the value of the Company after the date of grant of the applicable Profits Interest through the completion of the IPO. The exercise price of these options was equal to our IPO price of $15.00. All of the conversions were subject to an 18:1 stock conversion.  Other than warrants that expired in connection with the IPO, holders of warrants to purchase units of ElectroCore, LLC became holders of warrants to purchase shares of common stock of electroCore, Inc.

The purpose of the Corporate Conversion was to reorganize our corporate structure so that the entity that offered our common stock to the public would be a corporation rather than a limited liability company and so that our existing investors would own our common stock rather than equity interests in a limited liability company.

Our conversion from a Delaware limited liability company to a Delaware corporation did not have a material effect on our consolidated financial statements at the time of the Corporate Conversion.

Components of Our Results of Operations

Net Sales

We expect to generate the majority of our net sales in the United States. In April 2017, we received FDA clearance for gammaCore for the acute treatment of pain associated with episodic cluster headache. In July 2017, we began a product registry for episodic cluster headache in the United States and as a result generated our first U.S. revenue relative to this FDA clearance. Through this registry, we are seeking to establish a base of advocacy among key opinion leaders in the headache field and to generate patient demand through prescriptions submitted to the payors. We believe that choosing to enter the market with a targeted product registry that prioritized early development of advocacy and reimbursement best positioned us for commercial launch in the United States in the third quarter of 2018. In January 2018, we received FDA clearance for gammaCore for the acute treatment of pain associated with migraine headaches. In July 2017, we implemented a co-payment assistance program whereby we assumed responsibility for a fixed amount of copayment for the patient. Costs for this program were immaterial for the year ended 2017.  For the three and six months ended June 30, 2018 costs for this program are reflected as a reduction of the transaction price of units sold within our net sales.

In February 2018 we began a formal physician training program highlighting the clinical evidence and benefits of gammaCore for the acute treatment of pain associated with migraine and episodic cluster headache. Concurrently, we began a voucher program for trained physicians to provide new patients with a one-time 31-day therapy at no charge to the patient. While the voucher program has increased demand for gammaCore, the transaction price is reduced by the 31-day therapy at no charge which offsets the increased demand. Our revenue reflects only gammaCore units sold either for new patients, or existing patients refills, that are not related to our voucher program.  For the three months ended June 30, 2018, the Company recognized actual vouchers redeemed as contra-revenue.  Any vouchers redeemed after June 30, 3018 would utilize inventory designated for voucher redemption.  The transaction price of the devices estimated to be redeemed through vouchers was recognized as contra-revenue. All other costs for units related to the voucher program and any other redemption costs due to the specialty pharmacy were included as promotional expenses in selling, general and administrative expense.  All costs for the free units, including any processing fees, will be included as promotional expenses in selling, general and administrative expense.

Prior to December 31, 2017, we generated the majority of our revenue from the European CE Mark approval for gammaCore that we obtained in 2011 for five different indications, including primary headache. This allowed us to commercialize gammaCore in the European Economic Area and other countries that recognize the European CE Mark. Following receipt of our CE marks beginning in 2011 and prior to receipt of our FDA clearance in the United States, we limited our commercialization effort outside the United States to Germany and the United Kingdom. Revenue, however, was minimal primarily due to limited published pivotal clinical data to support reimbursement in these countries. Now that our pivotal trials (ACT 1, ACT 2 and PRESTO) have been completed, our PRESTO data has been published. The published data will be provided to reimbursement authorities in Germany and the United Kingdom for review for reimbursement consideration. We intend to explore select international markets to commercialize our gammaCore therapy based on reimbursement outcomes and as our resources permit, using direct, dealer and distributor sales models as the targeted market best dictates.

We expect net sales of gammaCore to increase in the future as a result of new FDA clearances for indications for our therapy and as we expand our sales, marketing and distribution capabilities to support growth in the United States and in select markets internationally.

Cost of Goods Sold

Cost of goods sold consists primarily of direct material, direct labor and overhead costs. A significant portion of our cost of goods sold consists of overhead costs such as quality assurance, warehousing and shipment, facilities, depreciation on equipment and operations supervision and management. Due to our relatively low production volumes compared to our available assembling capacity, a large portion of our costs for our gammaCore therapy consists of overhead expense. If our production volumes increase as expected in the future, we anticipate that our per unit production costs will decrease.

Research and Development

Since our inception, we have focused significant resources on our research and development activities, including preclinical studies and clinical trials, activities related to regulatory filings, and manufacturing development efforts.  Significant expenses also included in research and development are personnel costs, which includes compensation, benefits and stock-based compensation.  We expense research and development costs as they are incurred.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of personnel related costs (including compensation, benefits, and stock based compensation) for executive, finance, administrative and field based personnel, costs for commercial related infrastructure, and market development. As a result of clearance from the FDA and commencement of commercial sales in the United States, we incurred a significant increase in compensation costs as additional personnel were hired to oversee the execution of the commercial plan in the United States and Europe. Significant expenses include costs associated with marketing and advertising, salesforce, professional fees for legal services, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, rent, compliance, payor reimbursement development, accounting services, and consulting fees.

We expect selling, general and administrative expenses to continue to grow as we seek to execute our commercial and research and development plans. We also expect other non-employee-related costs, including outside services and accounting and legal costs to increase. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of gammaCore and gammaCore Sapphire. In addition, we expect to incur increased selling, general and administrative expenses in connection with being a public company, which may further increase when we are no longer able to rely on certain “emerging growth company” exemptions we are afforded under the JOBS Act.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs consisted primarily of the amortization of costs, including cash, warrants and common units issued to advisors and bankers, in conjunction with our issuance of Bridge Notes. These items were recorded as a discount on the Bridge Notes and were amortized on a straight-line basis over the term of the Bridge Notes until their conversion to Series B Preferred Units in August 2017.

Interest Expense

Interest expense consisted of interest on our term loans and Bridge Notes. Interest includes both the stated fixed rate of interest on the term loans and Bridge Notes, as well as the amortization of debt discount over the term of the Bridge Notes. The debt discount relates to the warrants, embedded derivative, and Common Units issued in conjunction with our Bridge Notes.

Change in Fair Value of Warrant Liability and Derivative Instrument related to Convertible Bridge Notes

The change in fair value of the warrant liability and derivative instrument is based on revaluation of those instruments occurring during the six and three months ended June 30, 2018 and 2017.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We provide a full valuation allowance on substantially all deferred tax assets. The provision for income taxes represents the current tax payable for the period and the change during the period in deferred tax assets and liabilities. We anticipate an immaterial provision given we are reporting losses in all our taxable jurisdictions and are recording a full valuation allowance on the net deferred tax asset. We recognize the effect of an income tax position only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Interest and penalties related to uncertain tax positions are recorded as income tax expense.

Net Income (Loss) Attributable to Non-Controlling Interest

From our inception through June 30, 2018, we consolidated the financial results of our affiliate, electroCore (Aust) Pty Limited. Although we did not have a controlling ownership interest in electroCore (Aust) Pty Limited during that period, we determined that electroCore (Aust) Pty Limited was a variable interest entity, of which we were the primary beneficiary.

Results of Operations

Comparison of the three months ended June 30, 2018 to three months ended June 30, 2017

The following table sets forth amounts from our consolidated statements of operations for the three months ended June 30, 2018 and 2017 with the changes in those items in dollars.

	Three months ended June 30,
	2018	2017	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$393.2	$176.6	$216.7
Cost of goods sold	240.5	38.7	201.7
Gross profit	152.7	137.8	14.9
Operating expenses
Research and development	4,367.1	2,771.4	1,595.6
Selling, general and administrative	12,007.2	4,797.6	7,209.6
Total operating expenses	16,374.3	7,569.0	8,805.2
Loss from operations	(16,221.5)	(7,431.2)	(8,790.3)
Interest expense	—	3,433.7	(3,433.7)
Amortization of debt issuance costs	—	293.4	(293.4)
Change in fair value of warrant liability	1,625.1	196.7	1,428.4
Change in fair value of derivative instrument related to convertible bridge notes	—	220.1	(220.1)
Interest and other income, net	(115.3)	(3.2)	(112.1)
Other	50.8	2.2	48.6
Total other expense/(income)	1,560.6	4,142.8	(2,582.22)
Net loss	(17,782.1)	(11,574.0)	(6,208.1)
Less: Net income/(loss) attributable to noncontrolling interest	—	(6.0)	6.0
Total net loss attributable to Electrocore LLC and electroCore, Inc.	$(17,782.1)	$(11,568.0)	$(6,214.1)

Net Sales

Net sales were approximately $393.2 thousand and $176.6 thousand for three months ended June 30, 2018 and 2017, respectively.  The increase of $216.7 thousand is due increased selling efforts following FDA releases of our product for the acute treatment of pain associated with episodic cluster headache in adult patients.  Part of our increased selling efforts was to use a new distributor to sell our product in the United States (an increase of $313.0 thousand), discontinued use of a distributor for our product in Germany (a decrease of $106.0 thousand) and implementing a voucher program and rebate program to encourage patient use of gammaCore.  Although the sales of our product under the voucher program are netted against the cost of the product distributed under the program, we believe that the use of this program and other programs such as additional rebates and co-payment assistance programs will continue to result in additional sales increases.

Costs of Goods Sold

Cost of goods sold was approximately $240.5 thousand and $38.7 thousand for the three months ended June 30, 2018 and 2017, respectively.  This increase of $201.7 thousand was the result of an increase in stock compensation expense as a result of the corporate conversion of $167.1 thousand and the remainder of $34.7 thousand is consistent with the increase in sales for the comparable periods.

Research and Development

Research and development expense was approximately $4.4 million and $2.8 million for three months ended June 30, 2018 and 2017, respectively.  The increase of $1.6 million was the result of an increase in stock compensation expense as a result of the corporate conversion of $2.3 million, increase in headcount and increased personnel costs of $0.2 million, offset by decreases in consulting fees of $0.5 million and clinical studies of $0.5 million and a decrease in other related expenses.

Selling, General and Administrative

Selling, general and administrative expense was approximately $12.0 million and $4.8 million for three months ended June 30, 2018 and 2017, respectively. The increase of $7.2 million is a result of an increase in costs related to newly hired personnel of $1.7 million, increase in stock compensation expense as a result of the corporate conversion of $2.6 million, increase in professional fees of $0.2 million, increase in marketing related costs of $2.1 million, increase in travel and entertainment costs of $0.3 million, and increase in other related expenses of $0.3 million.

Interest Expense

Interest expense was approximately $0 and $3.4 million for the three months ended June 30, 2018 and 2017, respectively.  We had no debt outstanding during the three months ended June 30, 2018 as a result of the conversion of the Bridge Notes into Series B Preferred Units in August 2017.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs, which relate to the Bridge Notes issued during 2017 and 2016, was approximately $0 and $293.4 thousand for three months ended June 30, 2018 and 2017, respectively.  There was no amortization of debt issuance costs for the three months ended June 30, 2018 as a result of the conversion of the Bridge Notes into Series B Preferred Units in August 2017.

Change in Fair Value of Warrant Liability and Derivative Instrument related to Convertible Bridge Notes

The change in fair value of the warrant liability is based on revaluation of the warrants during the three months ended June 30, 2018. The effect of the revaluation of the warrant liability through June 20, 2018 was an increase of $1.4 million compared to the three months ended June 30, 2017. The effect of the revaluation of the embedded derivative liability was $0.2 million for the three months ended June 30, 2017. There was no embedded derivative liability as of June 30, 2018 as a result of the conversion of the related Bridge Notes into Series B Preferred Units in August 2017.

Interest and Other Income, Net

Interest and other income, net was $115.3 thousand and $3.2 thousand for the three months ended June 30, 2018 and 2017, respectively, which resulted from returns on our debt securities and other investments available for sale.

Net Income/(Loss) Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest was $0 and $6.0 thousand for the three months ended June 30, 2018 and 2017, respectively.  This was due to the loss related to our joint venture entity in Australia.

Comparison of the six months ended June 30, 2018 to six months ended June 30, 2017

The following table sets forth amounts from our condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017 with the changes in those items in dollars:

	Six Months ended June 30,
	2018	2017	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$474.4	$293.5	$180.9
Cost of goods sold	289.4	111.5	177.9
Gross profit	185.0	182.0	3.0
Operating expenses
Research and development	6,673.4	4,498.0	2,175.4
Selling, general and administrative	18,832.0	7,856.9	10,975.2
Total operating expenses	25,505.4	12,354.9	13,150.6
Loss from operations	(25,320.4)	(12,172.9)	(13,147.6)
Interest expense	—	4,473.8	(4,473.8)
Amortization of debt issuance costs	—	562.5	(562.5)
Change in fair value of warrant liability	1,870.9	374.7	1,496.3
Change in fair value of derivative instrument related to convertible bridge notes	—	348.2	(348.2)
Interest and other income, net	(224.6)	(3.2)	(221.4)
Other	258.9	2.2	256.7
Total other expense/(income)	1,905.2	5,758.1	(3,852.9)
Net loss	(27,225.6)	(17,930.9)	(9,294.7)
Less: Net income/(loss) attributable to noncontrolling interest	55.0	(6.0)	61.1
Total net loss attributable to Electrocore LLC and electroCore, Inc.	$(27,280.6)	$(17,924.9)	(9,355.7)

Net Sales

Net sales were approximately $474.4 thousand and $293.5 thousand for the six months ended June 30, 2018 and 2017, respectively. The increase of $180.9 thousand was due to increased selling efforts following FDA releases of our product for the acute treatment of pain associated with episodic cluster headache in adult patients of $318.0 thousand, offset by $147.0 thousand for the discontinued use of a distributor in Germany and implementing new programs to encourage patient use of our product.  Although the sales of our product under the voucher program are netted against the cost of the product under the program, we believe the use of this program and other programs such as additional rebates and co-payment assistance programs will continue to result in additional sales increases.

Costs of Goods Sold

Cost of goods sold was approximately $289.4 thousand and $111.5 thousand for the six months ended June 30, 2018 and 2017, respectively. The increase of $177.9 thousand was the result of an increase in stock compensation expense as a result of the corporate conversion of $167.1 thousand and the remainder reflects the increase in sales for the comparable six-month period.

Research and Development

Research and development expenses was approximately $6.7 million and $4.5 million for the six months ended June 30, 2018 and 2017, respectively.  The $2.2 million increase was the result of an increase in stock compensation expense as a result of the corporate conversion of $2.4 million, an increase in in headcount and compensation expenses related to personnel of $0.7 million offset by a decrease in consulting fees of $0.7 million and clinical site costs of $0.5 million.

Selling, General and Administrative

Selling, general and administrative expense was approximately $18.8 million and $7.8 million for the six months ended June 30, 2018 and 2017, respectively.  The $11.0 million increase is a result of increased personnel costs of $2.6 million related to newly hired personnel, an increase in stock compensation expense as a result of the corporate conversion of $2.7 million, increase in consulting fees of $2.4 million, an increase in legal and compliance costs of $0.7 million, an increase in market preparation, medical education, materials, samples, and studies of $0.8 million, costs for the voucher program of $0.4 million and increased travel related expenses of $0.6 million.

Interest Expense

Interest expense decreased to $0 for the six months ended June 30, 2018 from $4.5 million for the six months ended June 30, 2017. This decrease is due to the Bridge Notes and any related accrued interest being converted to Series B Preferred Units in August 2017.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs, which relate to the Bridge Notes issued during 2017 and 2016 was written off as a result of the conversion of the debt to Series B Preferred Units in August 2017.

Change in Fair Value of Warrant Liability and Derivative Instrument related to Convertible Bridge Notes

The change in the fair value of the warrant liability is based on the revaluation of the warrants during the six months ended June 30, 2018.  The effect of the revaluation through June 30, 2018 was an increase of $1.5 million compared to the six months ended June 30, 2017.  The effect of the revaluation of the embedded derivative liability was $0.3 million for the six months ended June 30, 2017.  There was no embedded derivative liability as of June 30, 2018 as a result of the conversion of the related Bridge Notes into Series B Preferred Units in August 2017.

Interest and Other Income, Net

Interest and other income, net was $224.6 thousand and $3.2 thousand for the six months ended June 30, 2018 and 2017, respectively, which resulted from returns on our debt securities and other investments available for sale. The increase was due to the increase in investments and debt securities during the six months ended June 30, 2018.

Net Income/(Loss) Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest increased by $61.0 thousand to $55.0 thousand for the six months ended June 30, 2018 when compared to a loss of $6.0 thousand for the six months ended June 30, 2017. The change is due to the write-off of the previous liability from our joint venture entity in Australia.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been from borrowings and equity contributions. As of June 30, 2018 and December 31, 2017, our cash and cash equivalents were $88.4 million and $13.2 million respectively. As of June 30, 2018, we had no outstanding debt.

In June 2018, we closed our IPO of 5,980,000 shares of common stock at a price of $15.00 per share with net proceeds of $77.7 million, after underwriting discount and other offering expenses.  As a public company, additional future liquidity needs will include costs to comply with the requirements of a public company and tax payments to Federal and State governments.

We believe that our investing and financing cash flows and cash on hand will be adequate to meet our operating, investing, and financing needs for at least the next 12 months. To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms.

Until we can generate a sufficient amount of cash from operations, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly scale back our operations or delay, scale back or discontinue the continuing development of gammaCore. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	Six months ended June 30,
	2018	2017
	(in millions)
Net cash (used in) provided by
Operating activities	$(21.0)	$(10.7)
Investing activities	16.3	(0.1)
Financing activities	79.9	18.9

Operating Activities

Net cash used in operating activities was $21.0 million for the six months ended June 30, 2018 compared to $10.7 million for the six months ended June 30, 2017. This increase in net cash used in operating activities of $10.3 million was associated with net changes in working capital of $2.7 million, an increase in net loss of $9.3 million, which was primarily the result of a $11.0 million increase in expenditures for selling, general and administrative items and an increase in research and development costs of $2.2 million.

Investing Activities

Net cash provided by investing activities was $16.3 million for the six months ended June 30, 2018 compared to $0.1 million used in investing activities for the six months ended June 30, 2017 and primarily reflects the net proceeds from the purchase, sale and maturities of debt securities and other investments held for sale of $16.5 million.

Financing Activities

Net cash from financing activities was $79.9 million for the six months ended June 30, 2018, which was the result of the issuance of common stock of $79.9 million, net of underwriting discount and other offering expenses, in connection with our initial public offering.  Net cash from financing activities was $18.9 million for the six months ended June 30, 2017, which was the result of the issuance of convertible bridge notes, net of financing costs.

Future Funding Requirements

Contractual Obligations and Commitments

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from lease for office space and leased equipment. The Company has also entered into commitments for the purchase of component parts of inventory related to its gammaCore Sapphire launch as well as additional marketing related initiatives.

Our operating lease commitment relates to the facility leased for our corporate headquarters in Basking Ridge, New Jersey. There are no material changes to the contractual obligations and commercial commitments that were disclosed in the December 31, 2017 audited consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Foreign Currency Exchange Risk

We develop our products in the United States and sell those products into more than four countries. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe are denominated in the U.S. dollar and Euro. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase. In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three and six months ended June 30, 2018.

Our exposure to market interest rate risk is confined to our cash and cash equivalents and debt securities and other investments available for sales. As of June 30, 2018, we had cash and cash equivalents of $88.4 million, and debt securities and other investments available for sale of $7.5 million.  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on interest income recognized in our statement of operations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2018.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of June 30, 2018 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective for the purposes stated above.

Internal Control Over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2018. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

Notwithstanding the foregoing, electroCore’s management continues to remediate the material weakness related to its internal control over financial reporting related to accounting for complex transactions that was disclosed in our prospectus dated June 21, 2018, filed with the SEC, pursuant to Rule 424(b) under the Securities Act and expects full remediation by the year end 2018.

Inherent Limitation on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within electroCore have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected.

Emerging Growth Company Status

In April 2012, the JOBS Act was enacted by the federal government. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

For so long as we are an emerging growth company, we will not be required to provide an auditor’s attestation report on our internal control over financial reporting in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In May 2018, Madison Global Partners, a division of Trident Partners, Ltd., or Madison Global, filed a complaint against the Company in the Supreme Court of the State of New York, County of New York (Index No. 652329/2018). The Company is a party to an engagement letter, as amended, with Madison Global pursuant to which it acted as the Company’s non-exclusive financial advisor. Madison Global has claimed that under the terms of the engagement letter, as amended, it is owed $575,000 plus warrants to purchase additional shares of capital stock beyond those the Company agreed to issue to it. The Company believes it has paid all amounts due to Madison Global under the terms of the engagement letter, as amended.  The Company filed counterclaims against Madison Global, alleging that among other things it breached the terms of the engagement letter. Discovery in the case is ongoing. While the Company believes that it has substantial legal and factual defenses to the claims in this lawsuit and intends to vigorously defend the case and prosecute its counterclaims against Madison Global, the outcome of the litigation is difficult to predict and quantify at this time.

Item 1A. RISK FACTORS

There have been no material changes during the three months ended June 30, 2018 to the risk factors discussed in our prospectus dated June 21, 2018, filed with the SEC, pursuant to Rule 424(b) under the Securities Act.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2018, we completed our IPO and issued 5,980,000 shares of our common stock, including pursuant to the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $15.00. We received net proceeds from the IPO of approximately $77.7 million, after deducting underwriting discounts, commissions and offering costs of approximately $12.0 million. The underwriters for the IPO were Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities. LLC, and BTIG, LLC.

The shares were registered under the Securities Act (File Nos. 333-225084 and 333-225804), on a registration statement on Form S-1, which was declared effective by the SEC, on June 21, 2018.

We expect to use the proceeds from the IPO (i) to hire additional territory business managers and expand marketing programs to prepare for the full commercial launch of our gammaCore products; (ii) to fund the research and development of our gammaCore products for other indications in headache and rheumatology; (iii) to fund the build out of a specialty distribution channel for the launch of gammaCore Sapphire in the third quarter of 2018; and (iv) the remainder to fund working capital and general corporate purposes.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	Not applicable.

Item 6. EXHIBITS

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1*	Certificate of Incorporation of electroCore, Inc. effective June 21, 2018

3.2*	Bylaws of electroCore, Inc. effective June 21, 2018

10.7†*	electroCore, Inc. 2018 Omnibus Equity Incentive Plan effective June 21, 2018

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management compensatory plan.

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 14, 2018	By:	/s/ FRANCIS R. AMATO
Francis R. Amato
Chief Executive Officer

Date: August 14, 2018	By:	/s/ GLENN S. VRANIAK
Glenn S. Vraniak
Chief Financial Officer