Form 10-Q
period 2018-09-30
electroCore, Inc.
filed 2018-11-14
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 8, 2018, the registrant had 29,450,034 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
		Page

	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	4
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)	5
	Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)	6
	Consolidated Statements of Changes in Convertible Preferred Units, Members’ (Deficit) and Stockholders’ Equity for the Year Ended December 31, 2017 and the Nine Months Ended September 30, 2018 (Unaudited)	7
	Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
	Signatures	37

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

ELECTROCORE, INC. SUBSIDIARIES AND AFFILIATE

Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,263,737	$13,224,194
Debt securities and other investments available for sale	54,246,536	23,950,566
Accounts receivable, net	227,313	103,209
Inventories	1,124,232	327,787
Prepaid expenses and other current assets	3,096,729	570,755
Deferred financing costs	—	856,895
Total current assets	84,958,547	39,033,406

Property and equipment – net	405,840	168,646
Security deposits	60,096	30,604
Total assets	$85,424,483	$39,232,656
Liabilities, Convertible Preferred Units and Stockholders' and Members’ Equity/(Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,726,241	$3,879,775
Warrant liability	—	2,239,544
Other current liabilities	40,930	—
Total current liabilities	4,767,171	6,119,319
Noncurrent liabilities:
Deferred rent	262,497	306,886
Total liabilities	5,029,668	6,426,205
Commitments and contingencies (Note 17)
Convertible preferred units:
Series A Preferred Units, 0 Units authorized at September 30, 2018 and 71,050,860 at December 31, 2017; 0 Units issued and outstanding at September 30, 2018 and 70,918,506 at December 31, 2017	—	53,518,463
Series B Preferred Units, 0 Units authorized at September 30, 2018 and 123,000,000 at December 31, 2017; 0 Units issued and outstanding at September 30, 2018 and 105,186,020 at December 31, 2017	—	68,755,544
Series B-1 Preferred Units, 0 Units authorized at September 30, 2018 and December 31, 2017; 0 Units issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Total convertible preferred units	—	122,274,007
Stockholders'/members' equity/(deficit):
Common Units, 0 Units authorized at September 30, 2018 and 600,000,000 at December 31, 2017; 0 Units issued and outstanding at September 30, 2018 and 218,982,140 at December 31, 2017	—	40,180,619
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at September 30, 2018 and 0 shares at December 31, 2017; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at September 30, 2018 and 0 shares at December 31, 2017; 29,450,034 shares issued and outstanding at September 30, 2018 and 0 at December 31, 2017	29,450	—
Additional paid-in capital	102,694,632	22,596,485
Accumulated deficit	(22,995,331)	(152,928,928)
Accumulated other comprehensive income	30,454	80,213
Total stockholders'/members' equity/(deficit) attributable to electroCore, Inc., subsidiaries and affiliate	79,759,205	(90,071,611)
Noncontrolling interest	635,610	604,055
Total stockholders'/members' equity/(deficit):	80,394,815	(89,467,556)
Total liabilities, convertible preferred units and stockholders' equity/members' equity	$85,424,483	$39,232,656

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC. SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales	$150,972	$283,239	$625,385	$576,727
Cost of goods sold	97,067	128,318	386,502	239,813
Gross profit	53,905	154,921	238,883	336,914
Operating expenses:
Research and development	2,333,255	1,882,431	9,006,659	6,380,426
Selling, general and administrative	11,272,531	4,260,386	30,104,551	12,117,252
Total operating expenses	13,605,786	6,142,817	39,111,210	18,497,678
Loss from operations	(13,551,881)	(5,987,896)	(38,872,327)	(18,160,764)
Other expense/(income)
Loss on extinguishment of debt	—	3,868,771	—	3,868,771
Interest expense	—	1,822,081	—	6,295,837
Amortization of debt issuance costs	—	264,780	—	827,317
Change in fair value of warrant liability	—	438,701	1,870,923	813,355
Change in fair value of derivative instrument related to convertible bridge notes	—	—	—	348,163
Interest and other income, net	(355,228)	(20,622)	(579,838)	(23,844)
Other expense	4,856	542	263,728	2,727
Total other expense/(income)	(350,372)	6,374,253	1,554,813	12,132,326
Loss before income taxes	(13,201,509)	(12,362,149)	(40,427,140)	(30,293,090)
Provision for income taxes	2,431	—	2,431	—
Net loss from operations	(13,203,940)	(12,362,149)	(40,429,571)	(30,293,090)
Less: Net income/(loss) attributable to noncontrolling interest	—	(95)	55,005	(6,140)
Total net loss attributable to Electrocore LLC and electroCore, Inc. subsidiaries and affiliate	$(13,203,940)	$(12,362,054)	$(40,484,576)	$(30,286,950)
Net loss attributable to Electrocore, LLC subsidiaries and affiliate	$—	$(12,362,054)	$(21,118,337)	$(30,286,950)
Net loss attributable to electroCore, Inc. subsidiaries and affiliate	$(13,203,940)	$—	$(19,366,239)	$—
Net loss per share of common stock - Basic and Diluted (see Note 11)	$(0.45)	$—	$(0.66)	$—
Weighted average and potential shares outstanding - Basic and Diluted (see Note 11)	29,261,942	—	29,261,942	—

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC. SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss from operations	$(13,203,940)	$(12,362,149)	$(40,429,571)	$(30,293,090)
Other comprehensive (loss) income:
Foreign currency translation adjustment	27,094	(92,041)	(25,553)	(132,956)
Amount reclassed from accumulated OCI	2	—	11,026	—
Unrealized losses on securities, net of taxes as applicable	(38,383)	(4,978)	(35,232)	(4,978)
Other comprehensive loss	(11,287)	(97,019)	(49,759)	(137,934)
Comprehensive loss	(13,215,227)	(12,459,168)	(40,479,330)	(30,431,024)
Less: Net comprehensive (loss)/income attributable to noncontrolling interest	—	(14,334)	5,085	(12,824)
Comprehensive loss attributable to Electrocoe, LLC and electroCore, Inc. subsidiaries and affiliates	$(13,215,227)	$(12,444,834)	$(40,474,245)	$(30,418,200)
Comprehensive loss attributable to Electrocore, LLC subsidiaries and affiliate	$—	$(12,444,834)	$(21,118,056)	$(30,418,200)
Comprehensive loss attributable to electroCore, Inc. subsidiaries and affiliate	$(13,215,227)	$—	$(19,356,189)	$—

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC. SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Changes in Convertible Preferred Units, Members’ (Deficit) and Stockholders’ Equity

(Unaudited)

	Convertible Preferred Units				Electrocore LLC for the year ended December 31, 2017 and electroCore, Inc. for the nine months ended September 30, 2018
												Deficit		Total
											Accumulated	attributable to		stockholders'/
	Series A		Series B		Common		Common		Additional		other	electroCore, Inc.		members’
	Preferred Units		Preferred Units		Units		Stock		paid-in	Accumulated	comprehensive	subsidiaries	Noncontrolling	equity/
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	capital	deficit	income	and affiliates	interest	(deficit)
Balances as of January 1, 2017	70,918,506	$53,518,463	—	$—	90,711,018	$30,912,091	—	$—	$8,126,416	$(100,706,419)	$214,006	$(61,453,906)	$400,421	$(61,053,485)
Net loss						—	—	—	—	(35,792,423)	—	(35,792,423)	(236,358)	(36,028,781)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(133,793)	(133,793)	—	(133,793)
Issuance of Series B Preferred Units, net	—	—	105,186,020	68,755,544	18,340,000	4,074,447	—	—	(2,012,611)	—	—	2,061,836	—	2,061,836
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	439,992	439,992
Unit-based compensation	—	—	—	—	—	—	—		462,329	—	—	462,329	—	462,329
Common Units issued in connection with convertible bridge notes, net	—	—	—	—	36,565,948	5,194,081	—	—	(409,735)	—	—	4,784,346	—	4,784,346
Common Units issued in exchange for elimination of preference	—	—	—	—	73,365,174	—	—	—	—	—	—	—	—	—
Common Units issued for initial funding of Series B Preferred Units	—	—	—	—	—	—	—	—	16,430,086	(16,430,086)	—	—	—	—
Balances as of December 31, 2017	70,918,506	$53,518,463	105,186,020	$68,755,544	218,982,140	$40,180,619	—	$—	$22,596,485	$(152,928,928)	$80,213	$(90,071,611)	$604,055	$(89,467,556)
Net loss attributable to Electrocore, LLC subsidiaries and affiliates	—	—	—	—	—	—	—	—	—	(21,118,337)	(5,085)	(21,123,422)	60,090	(21,063,332)
Reclass of accumulated deficit to APIC	—	—	—	—	—	—	—	—	(174,047,265)	174,047,265	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(44,674)	(44,674)	(5,085)	(49,759)
Conversion of Series A preferred units to common stock	(70,918,506)	(53,518,463)	—	—	—	—	3,939,917	3,940	53,514,523	—	—	53,518,463	—	53,518,463
Conversion of Series B preferred units to common stock	—	—	(105,186,020)	(68,755,544)	—	—	5,843,668	5,844	68,749,700	—	—	68,755,544	—	68,755,544
Conversion of members common units to common stock	—	—	—	—	(218,982,140)	(40,180,619)	12,099,280	12,099	40,168,520	—	—	—	—	—
Stock dividend issued to Series A preferred holders	—	—	—	—	—	—	241,939	242	3,628,850	(3,629,092)	—	—	—	—
Common stock issued related to initial public offering	—	—	—	—	—	—	5,980,000	5,980	89,692,675	—	—	89,698,655	—	89,698,655
Issuance costs related to initial public offering	—	—	—	—	—	—	—	—	(12,177,438)	—	—	(12,177,438)	—	(12,177,438)
Reclass of warrant liability to equity	—	—	—	—	—	—	—	—	4,110,467	—	—	4,110,467	—	4,110,467
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(23,450)	(23,450)
Stock issued upon conversion of profit interests	—	—	—	—	—	—	1,345,230	1,345	—	—	—	1,345	—	1,345
Stock and Unit-based compensation	—	—	—	—	—	—	—	—	6,458,115	—	—	6,458,115	—	6,458,115
Net loss attributable to electroCore, Inc. subsidiaries and affiliates	—	—	—	—	—	—	—	—	—	(19,366,239)	—	(19,366,239)	—	(19,366,239)
Balances as of September 30, 2018	—	$—	—	$—	—	—	29,450,034	$29,450	$102,694,632	$(22,995,331)	$30,454	$79,759,205	$635,610	$80,394,815

See accompanying notes to consolidated financial statements

ELECTROCORE, INC SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss from operations	$(40,429,571)	$(30,293,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and debt issuance costs	—	6,079,690
Change in fair value of warrants and embedded derivative	1,870,923	1,161,518
Non-cash interest expense on convertible bridge notes	—	1,045,000
Stock/unit-based compensation	6,458,115	278,365
Depreciation and amortization	41,727	22,587
Amortization of investment bond premium/(discount)	(240,620)	1,832
Net loss on settlement of convertible bridge note	—	3,868,771
Other	—	(142,510)
Changes in operating assets and liabilities:
Accounts receivable, net	(124,104)	(183,228)
Inventories	(796,445)	(329,745)
Prepaid expenses and other current assets	(2,555,468)	(232,275)
Accounts payable and accrued expenses	887,399	1,454,060
Deferred rent	(44,389)	(35,077)
Net cash used in operating activities	(34,932,433)	(17,304,102)
Cash flows from investing activities:
Purchase of debt securities and other investments available for sale	(56,589,240)	(11,211,250)
Proceeds from maturities of debt securities and other investments available for sale	26,509,684	1,000,000
Purchases of property and equipment	(278,921)	(79,527)
Net cash used in investing activities	(30,358,477)	(10,290,777)
Cash flows from financing activities:
Sale of common stock, net of related expenses	78,379,457	—
Proceeds from issuance of Series B Preferred Units	—	19,965,091
Financing costs related to the issuance of Series B Preferred Units	—	(1,170,949)
Proceeds from issuance of convertible bridge notes	—	18,707,299
Financing costs related to issuance of convertible bridge notes	—	(797,645)
Net cash provided by financing activities	78,379,457	36,703,796
Effect of changes in exchange rates on cash and cash equivalents	(49,004)	(138,246)
Net increase in cash and cash equivalents	13,039,543	8,970,671
Cash and cash equivalents – beginning of period	13,224,194	416,336
Cash and cash equivalents – end of period	$26,263,737	$9,387,007
Supplemental schedule of noncash financing activity:
Series A preferred units converted to common stock	$53,518,463	$—
Series B preferred units converted to common stock	$68,755,544	$—
Members' common units converted to common stock	$40,180,619	$—
Reclass of warrant liability to additional paid in capital	$4,110,467	$—
Reclass of deferred financing costs to additional paid in capital	$856,985	$—
Deferred financing costs included in accounts payable and accrued expenses	$—	$234,339
Stock dividend distribution in connection with IPO	$3,629,092	$—
Common units issued in exchange for elimination of liquidation preference	$—	$16,430,086
Conversion of convertible bridge notes, including accrued interest, to Series B Preferred Units	$—	$26,717,909
Common units issued in connection with Series B financing	$—	$4,074,447
Series B warrants issued in connection with convertible bridge notes	$—	$2,620,681
Common warrants issued in connection with Series B financing	$—	$188,944
Common units issued in connection with convertible bridge notes	$—	$5,194,081

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

electroCore, headquartered in New Jersey, has wholly owned subsidiaries that include: electroCore Bermuda, Ltd., electroCore Germany GmbH, and electroCore UK Ltd. In addition, an affiliate, electroCore (Aust) Pty Limited, is subject to electroCore’s control on basis other than voting interests and is a variable interest entity (“VIE”), for which electroCore is the primary beneficiary.

In January 2018, the U.S. Food and Drug Administration ("FDA") released the use of gammaCore, the Company's first generation disposable non-invasive vagus nerve stimulator therapy for the treatment of pain associated with migraine headache in adult patients. Previously in April 2017, the FDA released the use of gammaCore for the acute treatment of pain associated with episodic cluster headache in adult patients.  In December 2017, gammaCore’s successor, Sapphire, was FDA released.  gammaCore Sapphire is a rechargeable and reloadable version of the product for multi-year use.  Effective August 1, 2018, the Company announced gammaCore Sapphire was available in the United States.  In general, the Company will only market the previous disposable version of gammaCore in select market segments in the United States where deemed appropriate.

Corporate Conversion and Initial Public Offering

Effective June 21, 2018, the Company converted into a Delaware corporation pursuant to a statutory conversion and changed its name to electroCore, Inc.  Previously, the Company operated as a Delaware limited liability company under the name Electrocore, LLC.  As a result of the corporate conversion, the holders of the different series of units of Electrocore, LLC, or Units, became holders of common stock and options to purchase common stock of electroCore, Inc. Warrants to purchase Units were converted to warrants to purchase common stock of electroCore, Inc. The number of shares of common stock, options to purchase common stock, and warrants to purchase common stock that holders of Units and warrants to purchase Units were entitled to receive in the corporate conversion was determined in accordance with a plan of conversion that was based upon the terms of the Third Amended and Restated Limited Liability Company Agreement, dated November 21, 2017 (the “Operating Agreement”), and varied depending on which class and series of Units a holder owned, and the terms of the applicable warrants.  See Note 12 - Corporate Conversion and Equity.

In June 2018, the Company completed its initial public offering ("IPO") and issued 5,980,000 shares of common stock, including the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $15.00. The Company received net proceeds from the IPO of approximately $77.5 million, after deducting underwriting discounts and commissions and offering costs of approximately $12.2 million. The underwriters were Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities. LLC, and BTIG, LLC.

Shares of common stock began trading on the Nasdaq Global Market on June 22, 2018 and began trading on the Nasdaq Global Select Market on June 25, 2018, under the symbol "ECOR". The shares were registered under the Securities Act, on a registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission ("SEC"), on June 21, 2018.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X for interim financial reporting. In compliance with those rules, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended

December 31, 2017 included in the prospectus dated June 21, 2018 filed with the SEC, pursuant to Rule 424(b) under the Securities Act.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of interim periods have been included.  The results of operations and cash flows reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire fiscal year.

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

The Company adopted ASC 606 effective January 1, 2018, using the full retrospective method. The adoption of ASC 606 did not have a material impact on the consolidated balance sheet, statements of operations, or cash flows for the three and nine months ended September 30, 2017. The primary impact of adoption related to the enhancement of the disclosures is provided in Note 5 – Revenue Recognition.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation, Topic 718.  The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.  The Company adopted this guidance in the second quarter of 2018, which had no material impact on the balance sheet, statement of operations or statement of cash flows.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The ASU revises the measurement and presentation of investments in certain financial assets and liabilities and enhances disclosures about those investments. The Company adopted this guidance on January 1, 2018, which had no material impact on the balance sheet, statement of operations or statement of cash flows.

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

Note 4. Risks and Uncertainties

The Company’s cash requirements for 2018 and beyond include expenses related to continuing development and clinical evaluation of its products and therapies, as well as related commercialization of its products. As of September 30, 2018 and December 31, 2017, the Company had working capital (current assets less current liabilities) of $80.2 million and $32.9 million, respectively.

On June 21, 2018, the Company closed the IPO of 5,980,000 shares of common stock at a price of $15.00 per share with net proceeds of $77.5 million, net of underwriting discount and other offering expenses.  As a public company, additional future liquidity needs will include costs to comply with the requirements of a public company and tax payments to Federal and State governments.

The Company believes that its cash, cash equivalents, debt securities and other investments on hand are adequate to meet its operating, investing, and financing needs for at least the next 12 months. To the extent additional funds are necessary to meet long-term liquidity needs as the Company continues to execute its business strategy, the Company anticipates that it will be obtained through the incurrence of indebtedness, equity financings or a combination of these potential sources of funds, although the Company can provide no assurance that these sources of funding will be available on reasonable terms.

In addition to the FDA release received by the Company for two indications (see Note 1), the Company is seeking approvals and clearances by the FDA for additional indications. In connection therewith, the Company will incur additional time and costs and will require additional funding to obtain such approvals and clearances. The additional time, costs, and funding is expected to be substantial.

The Company has foreign currency exchange risks related to revenue and operating expenses in currencies other than the local currencies in which they operate. The Company is exposed to currency risk from the potential changes in functional currency values of its foreign currency denominated assets, liabilities, and cash flows.

The Company primarily sells to one specialty pharmaceutical distributor in the United States. At September 30, 2018 and December 31, 2017, the accounts receivable related to this distributor was $39,675 and $31,740, respectively.

Note 5. Revenue Recognition

Performance Obligations

Revenue, net of specialty pharmaceutical distribution discounts, vouchers, rebates, and co-payment assistance is solely generated from the sales of the gammaCore products. Sales are made to a specialty pharmaceutical distributor (“customer”) and revenue is recognized when delivery of the product is completed. The Company deems control to have transferred upon the completion of delivery because that is the point in which (1) it has a present right to payment for the product, (2) it has transferred the physical possession of the product, (3) the customer has legal title to the product, (4) the customer has risks and rewards of ownership and (5) the customer has accepted the product. After the products have been delivered and control has transferred, the Company has no remaining unsatisfied performance obligations.

Revenue is measured based on the consideration that the Company expects to receive in exchange for gammaCore, which represents the transaction price. The transaction price includes the fixed per-unit price of the product and variable consideration in the form of trade credits, vouchers, rebates, and co-payment assistance. The per-unit price is based on the Company established wholesale acquisition cost less a contractually agreed upon distributor discount with the customer. Our revenue only reflects sales of gammaCore units exclusive of trade credits, vouchers, rebates, and co-payment assistance.

Trade credits are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience.

Vouchers are used by physicians to provide new patients with a free initial 31-day therapy (i.e., one gammaCore device).  Beginning in mid-July 2018, the Company designated specific free products (“voucher units”) that have a distinct product item number to be used for the voucher program.  The costs to produce these voucher units given to patients under the voucher program are recognized in promotional expense.

Prior to mid-July 2018, the Company used non-voucher units for the free initial 31-day therapy.  The transaction price of the non-voucher units redeemed and estimated to be redeemed was recognized as contra-revenue.  The costs to produce these units, in addition to any processing fees, are included as promotional expenses in selling, general and administrative expense.

In July 2018, 266 non-voucher units were dispensed to patients. As stated above, the transaction price for these units was recognized as contra revenue.  For the three and nine months ended September 30, 2018, contra-revenue related to the non-voucher units redeemed were $100,510 and $1,363,955, respectively.

During the third quarter of 2018, voucher units equivalent to $1,033,275 in sales of gammaCore and $549,700 in sales of gammaCore Sapphire were dispensed.

In addition, reimbursement for co-payments made by patients under the co-payment assistance program is also considered variable consideration. For the three and nine months ended September 30, 2018, product sales reflect a reduction of $14,615 and $54,340 for payments made under the co-payment assistance program. For the three and nine months ended September 30, 2017, the reimbursement for co-payment assistance was not considered material.

In accordance with Company policy, no allowance for product returns has been provided. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the three and nine months ended September 30, 2018 and 2017, the replacement costs were immaterial.

Contract Balances

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Accordingly, under ASC 606, the contracts with customers do not give rise to contract assets or liabilities.

Payment for products is due in accordance with the terms agreed upon with customers, generally within 31 days of shipment to the customer. Accordingly, contracts with customers do not include a significant financing component.

Disaggregation of Net Sales

The following table provides additional information pertaining to net sales disaggregated by geographic market for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Geographic Market
United States	$8,905	$141,531	$338,753	$145,326
United Kingdom	97,278	81,729	213,041	204,035
Germany	42,884	56,654	60,343	209,113
Other	1,905	3,325	13,248	18,253
Total Net Sales	$150,972	$283,239	$625,385	$576,727

Note 6.  Cash, Cash Equivalents, Debt Securities and other Investments Available for Sale

The following tables summarizes the Company’s cash, cash equivalents and debt securities and other investments available for sale as of September 30, 2018 and December 31, 2017.

As of September 30, 2018
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$26,265,572	$—	$(1,835)	$26,263,737

Corporate Debt Securities	$11,061,458	$—	$(16,017)	$11,045,441
Commercial Paper	10,914,199	—	(7,409)	10,906,790
U.S. Government Sponsored Agencies	2,000,000	—	-	2,000,000
U.S. Treasury Bonds	30,313,550	—	(19,245)	30,294,305
Total debt securities and other investments available for sale	$54,289,207	$—	$(42,671)	$54,246,536

Total cash, cash equivalents, debt securities and other investments available for sale	$80,554,779	$—	$(44,506)	$80,510,273

As of December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$13,224,280	$—	$(86)	$13,224,194

Corporate Debt Securities	$19,014,590	$923	$(17,827)	$18,997,686
Commercial Paper	2,979,367	—	(1,227)	2,978,140
U.S. Government Sponsored Agencies	1,496,824	—	(2,029)	1,494,795
Certificate of Deposits	480,000	—	(55)	479,945
Total debt securities and other investments available for sale	$23,970,781	$923	$(21,138)	$23,950,566

Total cash, cash equivalents, debt securities and other investments available for sale	$37,195,061	$923	$(21,224)	$37,174,760

The Company’s debt securities, commercial paper, corporate debt securities and U.S. government sponsored agency securities all mature within one year.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
September 30, 2018	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$26,263,737	$26,263,737	$—	$—
Debt Securities and other Investments Available for Sale:
Corporate Debt Securities	11,045,441	11,045,441	—	—
Commercial Paper	10,906,790	10,906,790	—	—
U.S. Government Sponsored Agencies	2,000,000	2,000,000	—	—
U.S. Treasury Bonds	30,294,305	30,294,305	—	—
Total	$80,510,273	$80,510,273	$—	$—

December 31, 2017
Assets
Cash and cash equivalents	$13,224,194	$13,224,194	$—	$—
Debt Securities and other Investments Available for Sale:
Corporate Debt Securities	18,997,686	18,997,686	—	—
Commercial Paper	2,978,140	2,978,140	—	—
U.S. Government Sponsored Agencies	1,494,795	1,494,795	—	—
Certificate of Deposits	479,945	479,945	—	—
Total	$37,174,760	$37,174,760	$—	$—
Liabilities
Warrant liabilities	$2,239,544	$—	$—	$2,239,544

During the periods ended September 30, 2018 and December 31, 2017, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2018 and 2017.

Cash and cash equivalents consisted of cash in bank checking and savings accounts, money market funds and U.S. treasury notes and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Marketable securities classified as debt securities available for sale classified as Level 1 consist of investments in corporate debt securities, commercial paper, U.S. government sponsored agencies and certificate of deposits that are valued using quoted prices in active markets.

The warrant liability was recorded at fair value until the initial public offering on June 21, 2018 at which time it was determined that the outstanding warrants should be reclassified to equity as these warrants no longer met the criterion to be recognized as a liability.  Until June 20, 2018, the Company determined the fair value of the liability using the probability weighted expected return method and option pricing models. This valuation method involved using inputs such as the fair value of the Company’s Common Units, unit price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrant liability was considered a Level 3 measurement.

As of June 20, 2018 and December 31, 2017, the estimated fair value of the warrant liability was computed using the following assumptions:

	June 20, 2018	December 31, 2017
Stock price volatility	67.8%	65.3%
Risk-free interest rates	2.68%	1.59%
Annual dividend yield	0%	0%
Expected life (years)	3.09	0.65

A roll-forward of the recurring fair value measurements of the liabilities categorized with Level 3 inputs are as follows:

Warrant liabilities
Opening Balance as of January 1, 2017	$480,636
Additions	2,620,681
Settlements	—
Changes in fair value recognized	(861,773)
Closing Balance as of December 31, 2017	2,239,544
Additions	—
Settlements	—
Changes in fair value recognized	1,870,923
Reclassed to equity	(4,110,467)
Closing Balance as of September 30, 2018	$—

On June 21, 2018, the warrant liability was reclassed to equity as addressed above.

The carrying amount of the Company’s receivables and payables approximate their fair values due to their short maturities.

Note 8.  Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost is determined on a first-in first-out basis.  During the three months ended September 30, 2018, the Company determined that raw materials of $147,450 became obsolete due to the development of new product technology. This reserve was recognized in selling, general and administrative expenses.

	September 30,	December 31,
	2018	2017
Raw materials	$640,751	$116,909
Work in process	188,360	17,115
Finished goods	295,121	193,763
	$1,124,232	$327,787

Note 9.  Property and Equipment – Net

Property and equipment, net, as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Machinery and equipment	$593,591	$452,614
Furniture and fixture	293,198	156,512
Computer equipment	112,588	138,534
Property and equipment - gross	999,377	747,660
Less accumulated depreciation and amortization	(593,537)	(579,014)
Property and equipment - net	$405,840	$168,646

During the nine months ended September 30, 2018, there was a write-off of $27,204 for fully depreciated assets in the Company’s Bermuda subsidiary and Australian affiliate.  Depreciation and amortization expense for the three and nine months ended September 30, 2018 was $20,663 and $41,727, respectively.  Depreciation and amortization expense for the three and nine months ended September 30, 2017 was $7,869 and $22,587, respectively.

Note 10.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Accounts payable	$1,439,396	$840,383
Accrued professional fees	1,321,591	2,277,006
Accrued bonuses	1,310,570	659,333
Other accrued expenses	654,684	103,053
	$4,726,241	$3,879,775

Note 11.  Net Loss Per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) available to electroCore, Inc. by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income available to electroCore, Inc. by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Stock options have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the treasury stock method.  As described in Note 12, Corporate Conversion and Equity, on June 21, 2018, electroCore, Inc. completed a Corporate Conversion as well as its initial public offering to, among other things, provide for a single class of common stock of electroCore Inc., in exchange for the previous Convertible Preferred Units and Common Units of the Company.  This conversion changed the relative ownership of electroCore, Inc. such that retroactive application of the conversion to periods prior to the IPO for the purposes of calculating earnings (loss) per share would not be meaningful.

Prior to the Corporate Conversion, the Company’s ownership structure included several different types of LLC interests including preferred stock, common units and Profits Interests (see Note 12, Corporate Conversion and Equity).  The Company analyzed the calculation of earnings per unit for periods prior to the Corporate Conversion and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements.  Therefore, earnings per share information has not been presented for periods prior to the Corporate Conversion on June 21, 2018.  Net loss attributable to electroCore, Inc. subsidiaries and affiliate shown below includes the loss attributable to the three months ending September 30, 2018 and the period from June 21, 2018 to September 30, 2018.  In addition, the basic and diluted weighted average shares outstanding calculation for the period from June 21, 2018 to September 30, 2018 is based on the actual days in which the shares were outstanding from June 21, 2018 to September 30, 2018.

The following table sets forth the numerators and denominators used to compute basic and diluted earnings per share of the common stock:

	For the three months ended September 30, 2018	For the period June 21, 2018 to September 30, 2018
Numerator – Basic and Diluted
Net loss attributable to electroCore, Inc. subsidiaries and affiliate	$(13,203,940)	$(19,366,239)
Denominator – Basic and Diluted
Weighted average shares of common stock outstanding	29,261,942	29,261,942
Net loss per common share, Basic and Diluted	$(0.45)	$(0.66)

Note 12. Corporate Conversion and Equity

On June 21, 2018, the Company completed the Corporate Conversion.  Pursuant to the certificate of incorporation effected in connection with the Corporate Conversion, the Company’s authorized capital stock consists of 500 million shares of common stock, par value $0.001 per share and 10 million shares of preferred stock, par value $0.001 per share.  As a result of this conversion and related initial public offering, 29,450,034 shares of common stock and zero shares of preferred stock were issued.  On June 22, 2018, the common stock began trading on the Nasdaq Global Market and on June 25, 2018 began trading on the Nasdaq Global Select Market under the symbol “ECOR”.  Prior to the Corporate Conversion of the Company, the Operating Agreement permitted the issuance of four classes of Units - Series A Preferred Units, Series B Preferred Units, Series B-1 Preferred Units and Common Units. Except as otherwise provided in the Operating Agreement, each member was entitled to one vote for each Unit held and the Units of all classes and series voted together as a single class on all matters (on an as converted to Common Unit basis).

Upon the Corporate Conversion, all Units were converted into an aggregate of 23,470,034 shares of common stock and options to purchase 2,141,748 shares of common stock as follows:

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

•	holders of Series B Preferred Units received an aggregate of 5,843,668 shares of common stock;
•	holders of Profits Interests received an aggregate of 1,345,230 shares of common stock; and
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

The Series A Preferred Units were converted into common stock mandatorily immediately prior to the initial public offering as outlined in the amended and restated Operating Agreement, and then subject to a 1:18 stock conversion.

As of June 20, 2018, there were no outstanding warrants to purchase Series A Preferred Units, except for warrants to purchase in the aggregate 221,766 Series A Preferred Units issued in connection with the December 2015 term loan (which was repaid and/or converted into equity in 2016) and as compensation to one of the financial advisors.  In connection with the IPO, these outstanding Series A warrants by their terms converted into warrants to purchase in the aggregate 12,321 shares of common stock at an exercise price of $15.30 per share.

Series B Preferred Units

In 2017, the Company entered into a Series B Preferred Unit Purchase Agreement with multiple investors, including Core Ventures II, LLC and Merck Global Health Innovation Fund. Under the terms of the Purchase Agreement, as amended, through December 31, 2017, the Company received cash proceeds of $46,911,300 and converted $26,718,910 of outstanding promissory notes (the “Bridge Notes”) and related accrued and unpaid interest for an aggregate amount of $73,630,210 (inclusive of amounts mentioned in Note 14 related to conversion of Bridge Notes and related accrued and unpaid interest) through the sale of Series B Preferred Units at an initial closing and several additional closings.

Each Series B Preferred Unit was converted into one Common Unit mandatorily upon the occurrence of the Corporate Conversion as outlined in the amended and restated Operating Agreement, and then subject to an 1:18 stock conversion pursuant to the terms of the plan of conversion for the Corporate Conversion. In connection with all Series B Preferred Unit closings, the Company issued warrants for the purchase of 35,452,084 Common Units at an exercise price of $1.25 per Unit, which expired unexercised upon the closing of the IPO. The Company also issued warrants to advisors for the purchase of 2,724,549 common units at an exercise price of $0.70 per Unit.  The Company also issued 72,000 warrants to purchase common units with an exercise price of $1.25 per Unit, which expired upon the closing of the IPO. The fair value of these warrants to purchase common units were recorded within additional-paid-in-capital. In connection with the Corporate Conversion, the 2,724,549 warrants issued to advisors were converted to warrants to purchase 151,364 shares of common stock at an exercise price of $12.60 per share of common stock.

As of June 21, 2018, the Series B warrants that were issued to purchasers of the Bridge Notes were converted to (i)  warrants to purchase 429,948 shares of common stock at an exercise price of $12.60 per share (see Note 14) and (ii) the Series B Preferred warrants that were issued to financial advisors were converted into warrants to purchase 101,119 shares of common stock at an exercise price of $12.60 per share.

Note 13. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2018 relates only to state minimum taxes. The Company has incurred operating losses since inception and has not incurred any other income taxes.  Prior to the Corporate Conversion on June 21, 2018, the Company was a limited liability company in the U.S., which is treated as a partnership for Federal and state income tax purposes. Accordingly, the Company was not subject to U.S. income taxes until its conversion.

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

The Company has applied ASC 740, Income Taxes, and has determined that it does not have any uncertain positions that would result in a tax reserve.  Accordingly, no interest or penalties related to uncertain tax positions has been accrued. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with the net operating loss and credit carryforwards.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, or the Act. The Act amends the Internal Revenue Code of 1986, as amended, or the Code, to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction was effective on January 1, 2018, and thus was effective for the Company upon its corporate conversion. The Act also changes various domestic provisions beginning in 2018, which the Company has reviewed and factored into its quarterly tax provision as necessary.  The overall impact of the Act on the accounts is zero given the history of pass through tax treatment coupled with current period losses.

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

Further to the Act, beginning in 2018 U.S. shareholders are subject to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries.  The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy.  The impact of the policy election is not expected to have a material effect on the amounts reported for the current year.

Note 14.  Convertible Bridge Notes

For the six months ended June 30, 2017, the Company issued Bridge Notes aggregating $19,965,692 together with associated warrants.

Since the Bridge Note Warrants entitled the holders to purchase securities in the Qualified Equity Round at the purchase price payable for the related equity securities, the exercise price of the warrants was undetermined at the time of their issuance. Also, because the terms of redemption of the Series B Preferred Units were unknown at the time of their issuance as well as the deemed liquidation terms discussed in Note 12, the warrants were recorded as liabilities. In connection with the Bridge Note closings, at the time of the Qualified Equity Round, the Company issued 7,739,092 Bridge Note Warrants all of which were outstanding as of June 30, 2018.  At stated above, these warrants were converted to warrants to purchase 429,948 shares of common stock at an exercise price of $12.60 and were reclassified to equity upon the determination that they no longer met the criteria to be classified as liabilities.

As of August 18, 2017 (the initial Series B Preferred Unit closing), all Bridge Notes were converted to Series B Preferred Units (see Note 12 - Corporate Conversion and Equity).

Note 15.  Stock Based Compensation and Unit‑Based Compensation

The issuance of common stock and options to purchase common stock to prior holders of Profits Interests in connection with the Corporate Conversion was accounted for as a type-1 modification of the old awards.  Under the previous LLC structure, in connection with employment and service provider agreements, the Company granted Units that constitute profits interests for income tax purposes to grantees pursuant to Unit Forfeiture Agreements, subject to certain restrictions defined in each such agreement. The Company maintained a Unit award account for each of the grantees. Generally, the Units vested 25% on the one-year anniversary of the employment start date or agreement date and the balance ratably per quarter thereafter over an additional three-year period. After the restrictions lapsed, the grantees became fully vested in such Units. In 2018, the Company granted 19,447,218 Profits Interests to its employees and had forfeitures of 110,354 Profits Interests.

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

The number of shares of common stock issued for each Profits Interest (the "Conversion Shares") was equal to (x) the percentage of the capital account balance associated with such Profits Interest as it related to the total value of the Company at the IPO pre-money valuation (the "PI Capital Account Percentage"), divided by (y) the percentage interest in the Company represented by such Profits Interest on a Unit basis based on the total outstanding Units in the Company immediately prior to the IPO (the "PI Unit Percentage"), multiplied by (z) the total number of Units represented by the applicable Profits Interest.  Of the shares of common stock issued for the Profits Interests, 1,157,138 vested immediately and 188,092 are subject to vesting of 25% on January 1, 2019 and the balance over the next succeeding 10 calendar quarters.

The number of options issued in respect of each Profits Interest (the "Conversion Options") was equal to (i) the total number of Units represented by such Profits Interest prior to the corporate conversion minus (ii) the Conversion Shares issued in respect of such Profits Interest.  Of the options issued for the Profit Interests, 228,954 will vest 100% on January 1, 2019 and 1,912,797 will vest 25% on January 1, 2019 and the balance will vest over the next succeeding 14 calendar quarters.  The options have an exercise price of $15.00 per share.

Stock compensation expense for the Profits Interests not recognized prior to the conversion was $2.8 million.  This expense was allocated to the common stock and options to purchase common stock awards based on their relative fair value on the date of the IPO.  For the common stock awards that vest at the time of issuance, the Company recognized $1.2 million immediately.  For the common stock awards and the options to purchase common stock that did not vest immediately, the Company will recognize $0.2 million and $1.4 million, respectively, using graded vesting over their respective vesting periods.

The incremental stock compensation expense to be recognized was $7.8 million.  This expense was allocated to the common stock and the options to purchase common stock based on their fair value on the date of the awards.  For the common stock that vested at the time of issuance, the Company recognized $3.8 million.  For the common stock awards and the options to purchase common stock that did not vest immediately, the Company will recognize $0.4 million and $3.6 million, respectively, over their respective vesting periods.

During the three months ended September 30, 2018, the Company granted 22,323 options to purchase common stock with an exercise price of $15.00 per share; 14,158 of the 22,323 options vest 25% on January 1, 2019 and the remainder vest in equal quarterly installments over the next succeeding 14 calendar quarters.   The remaining 8,165 of the 22,323 options vest 25% on the anniversary of the employee’s start date and the remainder vest in equal quarterly installments over the next succeeding 12 calendar quarters.  The Company also granted 13,600 options to purchase common stock with an exercise price of $14.00 per share.   These options vest 25% on the anniversary of the employee’s start date and the remainder vest in equal quarterly installments over the next succeeding 12 calendar quarters.

For the three and nine months ended September 30, 2018, stock compensation expense reported as a component of selling, general and administrative was $0.6 million and $3.4 million, respectively. For the same period, stock compensation expense reported as a component of research and development expense was $0.3 million and $2.7 million, respectively.  For the nine months ended September 30, 2018, stock compensation expense reported as a component of cost of goods sold was $0.2 million and included in inventory was $0.2 million, respectively, and $0.1 million was recognized as promotional expense for the free units.

Total unrecognized compensation cost related to unvested awards as of September 30, 2018 was $4.8 million and is expected to be recognized over the next 3.4 years.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model.  The fair value of stock options issued upon the corporate conversion and during the third quarter of 2018 are provided in the following table:

	Options awarded during the three months ended September 30, 2018	Options awarded during the three months ended June 30, 2018 that vest on January 1, 2019	Options awarded during the three months ended June 30, 2018 that vest 25% on January 1, 2019, remaining vest quarterly over the next 14 quarters
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	56.41-64.04%	74.80%	74.30%
Expected term (years)	5.97-6.11	5.25	6.00
Risk-free interest rate	2.79-2.91%	2.77%	2.82%

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

The Company leases office space under operating leases through April 2022. For the three and nine months ended September 30, 2018, rental expense related to the leases for each period was $126,278 and $377,295, respectively.

In September 2018, the Company entered into an operating lease for additional office, product assembly and warehouse space for the period November 2018 through 2023.  Monthly rental expense for this lease will be approximately $11,500.

(b)	Legal Proceedings

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted with certainty, other than as set forth below, the Company is not subject to any material legal proceedings.

In May 2018, a former financial advisor to the Company filed a complaint against the Company seeking additional compensation in connection with the Company's 2017 Series B Preferred Unit financing (See Note 12). The Company believes that it has substantial legal and factual defenses to the claims in such lawsuit and intends to vigorously defend the case. Based on its best estimate of this matter, the Company established a legal reserve relative to this matter. The Company does not believe resolution of this matter would have a material adverse effect on its financial position or operations.

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

Overview

We are a commercial-stage bioelectronic medicine company with a platform non-invasive vagus nerve stimulation therapy initially focused on neurology and rheumatology. Our therapy, gammaCore, has pharmacologic effects on the peripheral and central nervous systems, which modulate neurotransmitters and immune function. gammaCore is FDA-cleared for the acute treatment of pain associated with migraine and episodic cluster headache. Based on our clinical data, we are pursuing label expansions for the prevention of cluster headache and migraine, migraine in adolescents and post-traumatic headache, and are also engaging in clinical development for potential new labeling claims in rheumatology, including rheumatoid arthritis and other conditions such as Sjôgren’s syndrome.

Since our inception in 2005, we have devoted substantially all of our resources to the development of vagus nerve stimulation, or VNS, and the commercialization of our gammaCore therapy. Following our initial FDA clearance, our commercial strategy has been to establish gammaCore as a first-line treatment option for episodic cluster headache patients, who have few alternative treatment options available to them. This strategy is supported by a product registry initiated in July 2017 to build advocacy among key opinion leaders in leading headache centers in the United States, and to generate patient demand in the form of prescriptions submitted to payors. Our intent was to leverage this advocacy as we expanded to a full commercial launch of gammaCore and gammaCore Sapphire for the acute treatment of pain associated with episodic cluster headache and migraine in adult patients, which was accomplished in the third quarter of 2018.

Since our IPO in June 2018, we have continued our efforts to increase acceptance of our gammaCore therapy as a first-line treatment for patients suffering from episodic cluster headache and migraine headache.  Following the IPO, we expanded our salesforce by adding 14 territory business representatives and two medical science liaisons.  This provides us with a full complement of 32 territory business representatives and five medical science liaisons who are expected to cover 6,400 target physicians focused on headache conditions.  More than 11,000 patients have been prescribed gammaCore in 2018.   In the third quarter of 2018, we generated 4,516 prescriptions, which represents a 33% growth over the second quarter of 2018.  More than 2,000 prescriptions were generated in October 2018 alone.  As of September 30, 2018, there were approximately 1,500 unique prescribers of gammaCore.

We have never been profitable and have incurred net losses in each year since our inception.  Our net loss for the nine months ended September 30, 2018 and 2017 was $40.5 million and $30.3 million, respectively.  As of September 30, 2018, our accumulated deficit was $23.0 million. We expect to continue to incur substantial net losses and negative cash flows from operations for at least the next several years as we commercialize gammaCore for the acute treatment of pain associated with migraine and episodic cluster headache in adults. We intend to continue making significant investments in building our U.S. commercial infrastructure and in recruiting and training our territory business managers. We also intend to continue making significant investments in research and development to expand our gammaCore therapy for the treatment of other indications, including additional headache conditions and conditions in the field of rheumatology.

We face a variety of challenges and risks that we will need to address and manage as we pursue our strategy, including our ability to develop and retain an effective sales force, achieve market acceptance of gammaCore among physicians, patients and third-party payors, and expand the use of gammaCore to additional therapeutic indications.

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

As of September 30, 2018, we had cash, cash equivalents, debt securities and other investments of $80.5 million. We believe our current cash resources will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.  See “—Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Note 1 of the Company’s consolidated financial statements included elsewhere in this filing and our audited consolidated financial statements and related notes thereto for the years ended December 31, 2017 and 2016 included in our prospectus dated June 21, 2018. The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Developments

FDA Submission

On August 30, 2018, we submitted a premarket notification to the FDA to obtain clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act to expand our indications for use for gammaCore to include prevention of cluster headache.  The FDA accepted the submission for review and on October 30, 2018, we received an indication from the FDA that the application process had moved to an interactive review.

Initial Public Offering

As discussed more fully in Note 1 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1, we completed our IPO in June 2018, in which we sold 5,980,000 shares of common stock to the public at a price of $15.00 per share.  We received net proceeds of $77.5 million, net of underwriting discount and other offering expenses.

Corporate Conversion

Effective June 21, 2018, we converted into a Delaware corporation pursuant to a statutory conversion and changed our name to electroCore, Inc. Previously, we operated as a Delaware limited liability company under the name Electrocore, LLC.  As a result of the Corporate Conversion, the holders of the different classes and series of units of Electrocore, LLC became holders of common stock and options to purchase common stock of electroCore, Inc. Our Common Units, other than Common Units issued as profits interests under the Code, or Profits Interests, Series A Preferred Units and Series B Preferred Units converted into shares of our common stock on a one-for-one basis in the Corporate Conversion. Our Profits Interests converted into (i) shares of our common stock, and (ii) with respect to Profits Interests that are held by our current employees and consultants at the time of the Corporate Conversion, options to purchase our common stock. The number of shares of common stock and the number of options issued in respect of the Profits Interests was determined based upon the appreciation in the value of the Company after the date of grant of the applicable Profits Interest through the completion of the IPO. The per share exercise price of these options was equal to our IPO price of $15.00.  All of the conversions were subject to a 1:18 stock conversion.  Other than warrants that expired in connection with the IPO, holders of warrants to purchase units of ElectroCore, LLC became holders of warrants to purchase shares of common stock of electroCore, Inc. based on the same conversion adjustment.

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

Components of Our Results of Operations

Net Sales

We expect to generate the majority of our net sales in the United States. In April 2017, we received FDA clearance for gammaCore for the acute treatment of pain associated with episodic cluster headache in adults. In July 2017, we began a product registry for episodic cluster headache in the United States and as a result generated our first U.S. revenue relative to this FDA clearance. Through this registry, we sought to establish a base of advocacy among key opinion leaders in the headache field and to generate patient demand through prescriptions submitted to the payors. We believed that choosing to enter the market with a targeted product registry that prioritized early development of advocacy and reimbursement best positioned us for the full commercial launch of gammaCore and gammaCore Sapphire, which was initiated in the third quarter of 2018. In July 2017, we implemented a co-payment assistance program whereby we assumed responsibility for a fixed amount of copayment for the patient. Costs for this program were immaterial for the year ended 2017.  For the three and nine months ended September 30, 2018 costs for this program are reflected as a reduction of the transaction price of units sold within our net sales.  In January 2018, we received FDA clearance for gammaCore for the acute treatment of pain associated with migraine headaches in adults.

In February 2018, we began a formal physician training program engaging key opinion leaders throughout the United States to highlight the clinical evidence and benefits of gammaCore for the acute treatment of pain associated with both migraine and episodic cluster headache and to train their colleagues on how to prescribe gammaCore. Concurrently, we began a program that provided these trained physicians with vouchers, which allowed them to provide new patients with a one-time 31-day prescription at no charge to the patient. This voucher program was implemented with three goals: to provide patients therapy at no charge; to demonstrate to physicians the benefits of gammaCore therapy; and to prompt U.S. commercial payers to provide pharmacy benefit coverage for the product as a result of their observation of patient demand for the therapy.  This program has resulted in significant increases in prescriptions for gammaCore and have prompted negotiations with numerous commercial payers, including several resulting in contracts for coverage of approximately 35 million lives beginning in the first quarter 2019.  Negotiations with several important payers in the United States are ongoing for up to an additional 90 million lives.

Prior to mid-July 2018, the Company sold gammaCore units to the distributor that would ultimately be dispensed under the voucher program in order to provide the one-time 31-day gammaCore therapy to patients at no charge.  The revenue associated with the transaction price for the gammaCore units redeemed and estimated to be redeemed in this program were reduced by our reimbursement to the distributor for the patient cost of the gammaCore unit.  Accordingly, the transaction price for the voucher units redeemed and estimated to be redeemed were recognized as contra-revenue. The costs to produce these units, in addition to any processing fees, are included as promotional expenses in selling, general and administrative expense.

After mid-July 2018, the Company modified its voucher program to provide its distributor gammaCore and gammaCore Sapphire promotional units at no charge (“free voucher units”).  These free voucher units have a distinct product item number that enables ease of tracking and allows the product to be dispensed to the patient without the specialty pharmacy requiring reimbursement on behalf of the patient. In this way, the voucher program is more like a standard sample program where free voucher units are issued to the patient, rather than being sold and subject to specialty pharmacy reimbursement and therefore recognized as contra-revenue.  The cost to produce the free voucher units given to patients under this modified voucher program are now recognized as promotional expense.  Our net sales reflect only gammaCore and gammaCore Sapphire units sold either for new patients, or existing patients’ refills, and none of the gammaCore and gammaCore Sapphire units prescribed and dispensed through our voucher program.

Prior to December 31, 2017, we generated the majority of our revenue from the European CE Mark approval for gammaCore that we obtained in 2011 for five different indications, including primary headache. This allowed us to commercialize gammaCore in the European Economic Area and other countries that recognize the European CE Mark. Following receipt of our CE marks beginning in 2011 and prior to receipt of our FDA clearance in the United States, we limited our commercialization effort outside the United States to Germany and the United Kingdom. Revenue, however, was minimal primarily due to limited published pivotal clinical data to support reimbursement in these countries. Our pivotal trials (ACT 1, ACT 2 (Non–Invasive Vagus Nerve Stimulation for the ACute Treatment of Cluster Headache) and PRESTO (PRospectivE Study of nVNS for the Acute Treatment Of Migraine)) have been completed, and the data has been published.  The published data related to cluster headache was provided to reimbursement authorities in the United Kingdom for review for reimbursement consideration.  Published data related to migraine headache will also be provided to the reimbursement authorities in the United Kingdom for reimbursement consideration. Likewise, our published data will be provided to reimbursement authorities in Germany for reimbursement consideration.  We intend to explore select international markets to commercialize our gammaCore therapy based on reimbursement outcomes and as our resources permit, using direct, dealer and distributor sales models as the targeted market best dictates.

We expect net sales of gammaCore to increase in the future as a result of new FDA clearances for indications for our therapy, as we expand our payor coverage, sales, marketing and distribution capabilities to support growth in the United States and in select markets internationally.

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

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of personnel related costs (including compensation, benefits, and stock-based compensation) for executive, finance, administrative and field based personnel, costs for commercial related infrastructure, and market development. As a result of clearance from the FDA and commencement of commercial sales in the United States, we incurred a significant increase in compensation costs as additional personnel were hired to oversee the execution of the commercial plan in the United States and Europe. Significant expenses include costs associated with marketing and advertising, salesforce, professional fees for legal services, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, rent, compliance, payor reimbursement development, accounting services, and consulting fees.

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

Change in Fair Value of Warrant Liability and Derivative Instrument related to Convertible Bridge Notes

The change in fair value of the warrant liability and derivative instrument is based on revaluation of those instruments occurring during the three and nine months ended September 30, 2017 and the nine months ended September 30, 2018. There were no warrant liabilities or embedded derivative instruments subsequent to June 20, 2018.

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

Net Income (Loss) Attributable to Non-Controlling Interest

From our inception through September 30, 2018, we consolidated the financial results of our affiliate, electroCore (Aust) Pty Limited. Although we did not have a controlling ownership interest in electroCore (Aust) Pty Limited during that period, we determined that electroCore (Aust) Pty Limited was a variable interest entity, of which we were the primary beneficiary.

Results of Operations

Comparison of the three months ended September 30, 2018 to the three months ended September30, 2017

The following table sets forth amounts from our consolidated statements of operations for the three months ended September 30, 2018 and 2017 with the changes in those items in dollars.

	For the three months ended September 30,
	2018	2017	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$151.0	$283.2	$(132.2)
Cost of goods sold	97.1	128.3	(31.2)
Gross profit	53.9	154.9	(101.0)
Operating expenses
Research and development	2,333.2	1,882.4	450.8
Selling, general and administrative	11,272.5	4,260.4	7,012.1
Total operating expenses	13,605.7	6,142.8	7,462.9
Loss from operations	(13,551.8)	(5,987.9)	(7,563.9)
Loss on extinguishment of debt	—	3,868.7	(3,868.7)
Interest expense	—	1,822.1	(1,822.1)
Amortization of debt issuance costs	—	264.8	(264.8)
Change in fair value of warrant liability	—	438.7	(438.7)
Change in fair value of derivative instrument related to convertible bridge notes	—	—	—
Interest and other income, net	(355.2)	(20.6)	(334.6)
Other	4.9	0.5	4.3
Total other expense/(income)	(350.4)	6,374.2	(6,724.6)
Loss before income taxes	(13,201.4)	(12,362.1)	(839.3)
Provision for income taxes	2.4	—	2.4
Net loss from operations	(13,203.9)	(12,362.1)	(841.8)
Less: Net income/(loss) attributable to noncontrolling interest	—	(0.1)	0.1
Total net loss attributable to Electrocore LLC and electroCore, Inc.	$(13,203.9)	$(12,362.0)	$(841.9)

Net Sales

Net sales were approximately $151.0 thousand and $283.2 thousand for three months ended September 30, 2018 and 2017, respectively.  The decrease of $132.2 thousand is due to reduced U.S. sales of $132.6 thousand primarily as a result of the U.S. voucher program and reduced sales in Germany of $13.8 thousand, offset by an increase in sales in the United Kingdom of $15.5 thousand. Beginning in mid-July 2018, we utilized free product for units dispensed under the voucher program whereby no revenue was recognized.  Although the distribution of our product under the voucher program is not recognized as sales, we believe the use of this program and other programs such as additional rebates and co-payment assistance programs will continue to increase the number of physicians willing to prescribe gammaCore to patients and the number of patients on this therapy that will ultimately result in additional sales as payor coverage increases.

Costs of Goods Sold

Cost of goods sold was approximately $97.1 thousand and $128.3 thousand for the three months ended September 30, 2018 and 2017, respectively.  The decrease of $31.2 thousand was the result of reduced sales.

Research and Development

Research and development expense was approximately $2.3 million and $1.9 million for three months ended September 30, 2018 and 2017, respectively.  The increase of $0.5 million was the result of an increase in stock compensation expense as a result of the corporate conversion of $0.3 million, increase in headcount and increased personnel costs of $0.4 million, increase in clinical studies of $0.3 million and a decrease in consulting fees of $0.5 million.

Selling, General and Administrative

Selling, general and administrative expense was approximately $11.3 million and $4.3 million for the three months ended September 30, 2018 and 2017, respectively. The increase of $7.0 million is a result of an increase in costs related to newly hired personnel of $2.0 million, increase in stock compensation expense as a result of the corporate conversion of $0.6 million, increase in professional fees of $0.9 million, increase in marketing related costs of $2.4 million, increase in travel and entertainment costs of $0.3 million, expansion of distribution and costs for the voucher program of $0.6 million and increase in other related expenses of $0.2 million.

Interest Expense

Interest expense was approximately $0 and $1.8 million for the three months ended September 30, 2018 and 2017, respectively.  We had no debt outstanding during the three months ended September 30, 2018 as a result of the conversion of the Bridge Notes into Series B Preferred Units in August 2017.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs that relates to the Bridge Notes issued during 2017 and 2016 was approximately $0 and $264.8 thousand for three months ended September 30, 2018 and 2017, respectively.  There was no amortization of debt issuance costs for the three months ended September 30, 2018 as a result of the conversion of the Bridge Notes into Series B Preferred Units in August 2017.

Change in Fair Value of Warrant Liability and Derivative Instrument related to Convertible Bridge Notes

The change in fair value of the warrant liability is based on revaluation of the warrants during the three months ended June 30, 2018. There were no warrant liabilities for the three months ended September 30, 2018.  The revaluation of the warrant liability through September 30, 2017 was $438.7 thousand.  There was no embedded derivative liability as of September 30, 2018 as a result of the conversion of the related Bridge Notes into Series B Preferred Units in August 2017.

Interest and Other Income, Net

Interest and other income, net was $355.2 thousand and $20.6 thousand for the three months ended September 30, 2018 and 2017, respectively, that resulted from returns on our debt securities and other investments available for sale.

Net Income/(Loss) Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest was $0 and $0.1 thousand for the three months ended September 30, 2018 and 2017, respectively.  This loss was due to our joint venture entity in Australia.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

The following table sets forth amounts from our consolidated statements of operations for the nine months ended September 30, 2018 and 2017 with the changes in those items in dollars:

	For the nine months ended September 30,
	2018	2017	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$625.4	$576.7	$48.7
Cost of goods sold	386.5	239.8	146.7
Gross profit	238.9	336.9	(98.0)
Operating expenses
Research and development	9,006.7	6,380.4	2,626.3
Selling, general and administrative	30,104.5	12,117.3	17,987.2
Total operating expenses	39,111.2	18,497.7	20,613.5
Loss from operations	(38,872.3)	(18,160.8)	(20,711.5)
Loss on extinguishment of debt	—	3,868.7	(3,868.7)
Interest expense	—	6,295.8	(6,295.8)
Amortization of debt issuance costs	—	827.3	(827.3)
Change in fair value of warrant liability	1,870.9	813.4	1,057.5
Change in fair value of derivative instrument related to convertible bridge notes	—	348.2	(348.2)
Interest and other income, net	(579.8)	(23.8)	(556.0)
Other	263.7	2.7	261.0
Total other expense/(income)	1,554.8	12,132.3	(10,577.5)
Loss before income taxes	(40,427.1)	(30,293.0)	(10,134.0)
Provision for income taxes	2.5	—	2.5
Net loss from operations	(40,429.6)	(30,293.0)	(10,136.6)
Less: Net income/(loss) attributable to noncontrolling interest	55.0	(6.1)	61.1
Total net loss attributable to Electrocore LLC and electroCore, Inc.	$(40,484.6)	$(30,286.9)	(10,197.7)

Net Sales

Net sales were approximately $625.4 thousand and $576.7 thousand for the nine months ended September 30, 2018 and 2017, respectively. The increase of $48.7 thousand was due to an increase in sales in the U.S. of $193.4 thousand, an increase in sales in the United Kingdom of $9.0 thousand, offset by a decrease in sales in Germany of $148.8 thousand.  During January through July 2018, sales of our products were reduced by the transactional price for units dispensed under the voucher program.  Beginning in mid-July 2018, we utilized free product for units dispensed under the voucher program whereby no revenue was recognized.  Although the distribution of our product under the voucher program is not recognized as sales, we believe the use of this program and other programs such as additional rebates and co-payment assistance programs will continue to increase the number of physicians willing to prescribe gammaCore to patients and the number of patients on this therapy that will ultimately result in additional sales as payor coverage increases.

Costs of Goods Sold

Cost of goods sold was approximately $386.5 thousand and $239.8 thousand for the nine months ended September 30, 2018 and 2017, respectively. The increase of $146.7 thousand was the result of an increase in stock compensation expense as a result of the corporate conversion of $167.1 thousand and the remainder reflects the increase in sales for the comparable nine month period.

Research and Development

Research and development expenses was approximately $9.0 million and $6.4 million for the nine months ended September 30, 2018 and 2017, respectively.  The $2.6 million increase was the result of an increase in stock compensation expense as a result of the corporate conversion of $3.8 million, an increase in headcount and compensation expenses related to personnel of $1.1 million offset by a decrease in consulting fees of $1.1 million and clinical site costs of $0.6 million.

Selling, General and Administrative

Selling, general and administrative expense was approximately $30.1 million and $12.1 million for the nine months ended September 30, 2018 and 2017, respectively.  The $18.0 million increase is a result of increased personnel costs of $4.6 million related to newly hired personnel, an increase in stock compensation expense as a result of the corporate conversion of $3.3 million, increase in consulting fees of $4.3 million, an increase in legal and compliance costs of $1.3 million, an increase in market preparation, medical education, materials, samples, and studies of $1.4 million, expansion of distribution and costs for the voucher program of $1.0 million, increased travel related expenses of $0.9 million and increase in other related expenses of $0.5 million.

Interest Expense

Interest expense decreased to $0 for the nine months ended September 30, 2018 from $6.3 million for the nine months ended September 30, 2017. This decrease is due to the Bridge Notes and any related accrued interest being converted to Series B Preferred Units in August 2017.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs that relates to the Bridge Notes issued during 2017 and 2016 was written off as a result of the conversion of the debt to Series B Preferred Units in August 2017.

Change in Fair Value of Warrant Liability and Derivative Instrument related to Convertible Bridge Notes

The change in fair value of the warrant liability was approximately $1.9 million and $0.8 million at September 30, 2018 and 2017, respectively.  The $1.1 million decrease is based on revaluation of the warrants to June 20, 2018, the day they were transferred to equity. There were no warrant liabilities at September 30, 2018.  The revaluation of the warrant liability through September 30, 2017 was $0.8 million.  There was no embedded derivative liability as of September 30, 2018 as a result of the conversion of the related Bridge Notes into Series B Preferred Units in August 2017.

Interest and Other Income, Net

Interest and other income, net was $579.8 thousand and $23.8 thousand for the nine months ended September 30, 2018 and 2017, respectively, that resulted from returns on our debt securities and other investments available for sale. The increase was due to the increase in investments and debt securities during the nine months ended September 30, 2018.

Net Income/(Loss) Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest increased by $61.1 thousand to $55.0 thousand for the nine months ended September 30, 2018 when compared to a loss of $6.1 thousand for the nine months ended September 30, 2017.  The change is due to the write-off of the previous liability from our joint venture entity in Australia.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been from borrowings and equity contributions. In June 2018, we closed our IPO of 5,980,000 shares of common stock at a price of $15.00 per share with net proceeds of $77.5 million, after underwriting discount and other offering expenses.  As of September 30, 2018 and December 31, 2017, our cash, cash equivalents, debt securities and other investments were $80.5 million and $37.2 million, respectively.  As of September 30, 2018, we had no outstanding debt. As a public company, additional future liquidity needs will include costs to comply with the requirements of a public company and tax payments to Federal and State governments.

We believe our cash, cash equivalents, debt securities and other investments are adequate to meet our operating, investing, and financing needs for at least the next 12 months.  To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the nine months ended September 30,
	2018	2017
	(in millions)
Net cash (used in) provided by
Operating activities	$(34.9)	$(17.3)
Investing activities	$(30.4)	$(10.3)
Financing activities	$78.4	$36.7

Operating Activities

Net cash used in operating activities was $34.9 million for the nine months ended September 30, 2018 compared to $17.3 million for the nine months ended September 30, 2017. This increase in net cash used in operating activities of $17.4 million was primarily associated with net changes in working capital of $5.7 million and an increase in net loss of $10.3 million that was primarily the result of a $17.9 million increase in expenditures for selling, general and administrative items and an increase in research and development costs of $2.6 million, offset by a reduction in other expenses of $10.5 million.

Investing Activities

Net cash used in investing activities was $30.4 million for the nine months ended September 30, 2018 compared to $10.3 million used in investing activities for the nine months ended September 30, 2017 and primarily reflects the net use of cash from the purchase, sale and maturities of debt securities and other investments.

Financing Activities

Net cash provided by financing activities was $78.4 million for the nine months ended September 30, 2018 that was the result of the issuance of common stock of $78.4 million, net of underwriting discount and other offering expenses, in connection with our initial public offering.  Net cash provided by financing activities was $36.7 million for the nine months ended September 30, 2017 that was the result of the issuance of convertible bridge notes, net of financing costs.

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

Our operating lease commitments relate to a facility leased for our corporate headquarters in Basking Ridge, New Jersey and a facility leased in Rockaway, New Jersey that the Company will occupy beginning on November 1, 2018. There are no material changes to the contractual obligations and commercial commitments, except for the new lease as addressed in Note 17 in these quarterly financial statements, that were disclosed in the December 31, 2017 audited consolidated financial statements.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three and nine months ended September 30, 2018.

Our exposure to market interest rate risk is confined to our cash and cash equivalents and debt securities and other investments available for sales. As of September 30, 2018, we had cash and cash equivalents of $26.3 million, and debt securities and other investments available for sale of $54.2 million.  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on interest income recognized in our statement of operations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2018.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2018 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2018, were effective for the purposes stated above.

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

Inherent Limitation on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within electroCore have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Item 1A. RISK FACTORS

There have been no material changes during the three months ended September 30, 2018 to the risk factors discussed in our prospectus dated June 21, 2018, filed with the SEC, pursuant to Rule 424(b) under the Securities Act.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2018, we completed our IPO and issued 5,980,000 shares of our common stock, including pursuant to the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $15.00. We received net proceeds from the IPO of approximately $77.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $12.2 million. The underwriters for the IPO were Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities. LLC, and BTIG, LLC.

The shares were registered under the Securities Act (File Nos. 333-225084 and 333-225804), on a registration statement on Form S-1, which was declared effective by the SEC, on June 21, 2018. The net proceeds from the IPO have been invested in cash equivalents, debt securities and other investments.  There has been no material change in the expected use of the proceeds from the IPO as described in the Form S-1 referenced above.

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

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 14, 2018	By:	/s/ FRANCIS R. AMATO
Francis R. Amato
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ GLENN S. VRANIAK
Glenn S. Vraniak
Chief Financial Officer (Principal Financial and Accounting Officer)