Form 10-Q
period 2019-03-31
electroCore, Inc.
filed 2019-05-15
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

(973) 290-0097

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ECOR	The Nasdaq Global Select Market

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

As of May 8, 2019, the registrant had 29,628,793 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
		Page

	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	4
	Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	5
	Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	6
	Consolidated Statements of Changes in Convertible Preferred Units, Members’ (Deficit) and Stockholders’ Equity for the Three Months Ended March 31, 2018 and March 31, 2019 (Unaudited)	7
	Consolidated Statements of Cash Flow for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
	Signatures	33

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those included in our Annual Report on Form 10-K dated December 31, 2018, filed with the SEC described under “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and elsewhere in this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,953,786	$7,600,284
Marketable securities	45,412,948	60,963,087
Accounts receivable	288,335	267,599
Inventories	3,589,264	1,949,402
Prepaid expenses and other current assets	994,497	1,918,164
Total current assets	57,238,830	72,698,536
Property and equipment – net	392,029	380,904
Operating lease right of use assets	3,884,803	—
Other assets	983,955	424,896
Total assets	$62,499,617	$73,504,336
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,859,586	$2,698,902
Accrued expenses	3,256,308	4,374,101
Current portion of operating lease liabilities	213,897	—
Total current liabilities	5,329,791	7,073,003
Noncurrent liabilities:
Deferred rent	—	245,632
Operating lease liabilities	4,001,218	—
Total liabilities	9,331,009	7,318,635
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at March 31, 2019 and December 31, 2018; 29,633,240 issued and outstanding at March 31, 2019 and 29,450,035 shares issued and outstanding at December 31, 2018	29,633	29,450
Additional paid-in capital	104,551,554	103,791,013
Accumulated deficit	(52,192,745)	(38,331,215)
Accumulated other comprehensive income	144,556	60,843
Total stockholders' equity	52,532,998	65,550,091
Noncontrolling interest	635,610	635,610
Total equity	53,168,608	66,185,701
Total liabilities and equity	$62,499,617	$73,504,336

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2019	2018
Net sales	$409,601	$81,187
Cost of goods sold	157,791	48,948
Gross profit	251,810	32,239
Operating expenses:
Research and development	3,459,823	2,306,335
Selling, general and administrative	11,002,999	6,824,814
Total operating expenses	14,462,822	9,131,149
Loss from operations	(14,211,012)	(9,098,910)
Other income/(expense)
Change in fair value of warrant liability	—	(245,854)
Interest and other income, net	366,174	109,283
Other expense	(16,692)	(208,054)
Total other income/(expense)	349,482	(344,625)
Loss before income taxes	(13,861,530)	(9,443,535)
Provision for income taxes	—	—
Net loss from operations	(13,861,530)	(9,443,535)
Less: Net income attributable to noncontrolling interest	—	55,005
Total net loss attributable to Electrocore LLC and electroCore, Inc., subsidiaries and affiliate	$(13,861,530)	$(9,498,540)
Net loss attributable to Electrocore, LLC subsidiaries and affiliate	$—	$(9,498,540)
Net loss attributable to electroCore, Inc., subsidiaries and affiliate	$(13,861,530)	$—
Net loss per share of common stock - Basic and Diluted (see Note 13)	$(0.47)	$—
Weighted average and potential shares outstanding - Basic and Diluted (see Note 13)	29,319,318	—

See accompanying notes to unaudited consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2019	2018
Net loss from operations	$(13,861,530)	$(9,443,535)
Other comprehensive income/(loss):
Foreign currency translation adjustment	43,575	(114,329)
Unrealized gains/(losses) on securities, net of taxes as applicable	40,138	(24,932)
Other comprehensive income/(loss)	83,713	(139,261)
Comprehensive loss	(13,777,817)	(9,582,796)
Less: Net comprehensive income attributable to noncontrolling interest	—	5,085
Comprehensive loss attributable to Electrocore, LLC and electroCore, Inc., subsidiaries and affiliate	$(13,777,817)	$(9,587,881)
Comprehensive loss attributable to Electrocore, LLC subsidiaries and affiliate	$—	$(9,587,881)
Comprehensive loss attributable to electroCore, Inc., subsidiaries and affiliate	$(13,777,817)	$—

See accompanying notes to unaudited consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Changes in Convertible Preferred Units, Members’ (Deficit) and Stockholders’ Equity

(Unaudited)

	Convertible Preferred Units				Electrocore LLC for the three months ended March 31, 2018 and electroCore, Inc. for the three months ended March 31, 2019
	Series A		Series B		Common		Common		Additional		Accumulated other	(Deficit)/Equity attributable to Electrocore LLC and electroCore, Inc.,		Total
	Preferred Units		Preferred Units		Units		Stock		paid-in	Accumulated	comprehensive	subsidiaries	Noncontrolling	equity/
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	capital	deficit	income	and affiliate	interest	(deficit)
Balances as of December 31, 2017	70,918,506	$53,518,463	105,186,020	$68,755,544	218,982,140	$40,180,619	—	$—	$22,596,485	$(152,928,928)	$80,213	$(90,071,611)	$604,055	$(89,467,556)
Net loss attributable to Electrocore, LLC subsidiaries and affiliate	—	—	—	—	—	—	—	—	—	(9,498,540)	—	(9,498,540)	55,005	(9,443,535)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(139,261)	(139,261)		(139,261)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(49,920)	(49,920)
Unit-based compensation	—	—	—	—	—	—	—	—	267,145	—	—	267,145	—	267,145
Balances as of March 31, 2018	70,918,506	$53,518,463	105,186,020	$68,755,544	218,982,140	$40,180,619	—	$—	$22,863,630	$(162,427,468)	$(59,048)	$(99,442,267)	$609,140	$(98,833,127)
Balance as of December 31, 2018	—	$—	—	—	—	—	29,450,035	$29,450	$103,791,013	$(38,331,215)	$60,843	$65,550,091	$635,610	$66,185,701
Net loss attributable to electroCore, Inc., subsidiaries and affiliate	—	—	—	—	—	—	—	—	—	(13,861,530)	—	(13,861,530)	—	(13,861,530)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	83,713	83,713	—	83,713
Issuance of warrants in settlement of lawsuit	—	—	—	—	—	—	—	—	16,692	—	—	16,692	—	16,692
Stock based compensation (net of forfeitures)	—	—	—	—	—	—	183,205	183	743,849	—	—	744,032	—	744,032
Balances as of March 31, 2019	—	$—	—	$—	—	$—	29,633,240	$29,633	$104,551,554	$(52,192,745)	$144,556	$52,532,998	$635,610	$53,168,608

See accompanying notes to unaudited consolidated financial statements

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss from operations	$(13,861,530)	$(9,443,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants and embedded derivative	—	245,854
Stock/unit-based compensation	744,032	267,145
Depreciation and amortization	25,522	7,212
Amortization of marketable securities discount	(200,302)	—
Cloud computing arrangement implementation costs	(618,044)	—
Net noncash lease expense	117,579	—
Noncash portion of litigation settlement	16,692	—
Other	43,343	(68,468)
Changes in operating assets and liabilities:
Accounts receivable, net	(20,736)	(152,653)
Inventories	(1,639,862)	6,600
Prepaid expenses and other current assets	830,406	(774,874)
Accounts payable	(719,463)	249,151
Accrued expense and other current liabilities	(1,117,793)	—
Deferred rent	—	(13,762)
Net cash used in operating activities	(16,400,156)	(9,677,330)
Cash flows from investing activities:
Purchase of marketable securities	(12,110,420)	(10,431,839)
Proceeds from maturities of marketable securities	27,901,000	9,190,000
Purchases of property and equipment	(37,318)	(144,999)
Net cash provided by/(used in) investing activities	15,753,262	(1,386,838)
Cash flows from financing activities:
Deferred financing fees	—	(525,231)
Net cash used in financing activities	—	(525,231)
Effect of changes in exchange rates on cash and cash equivalents	396	(114,329)
Net decrease in cash and cash equivalents	(646,498)	(11,703,728)
Cash and cash equivalents – beginning of period	7,600,284	13,224,194
Cash and cash equivalents – end of period	$6,953,786	$1,520,466

Supplemental schedule of noncash activity:
Deferred financing costs included in accounts payable and accrued expenses	$—	$926,349
Prepaid lease payments included in right of use assets	$93,261
Capitalized cloud computing arrangement costs included in accrued expenses and other liabilities	$167,798	$—

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Corporate Organization and Company Overview

Company Overview

electroCore, Inc. is a commercial-stage bioelectronic medicine company, engaged in the commercialization and development of a range of patient-administered non-invasive Vagus Nerve Stimulation (“nVNS”) therapies initially focused on the treatment of multiple conditions in neurology and rheumatology. electroCore was founded in 2005 and its focus currently is on primary headache conditions (migraine and cluster headache), with trials continuing in other neurological and inflammatory disorders.

electroCore, headquartered in New Jersey, has wholly owned subsidiaries that include: electroCore Bermuda, Ltd. (see Note 20), electroCore Germany GmbH, and electroCore UK Ltd. In addition, an inactive affiliate, electroCore (Aust) Pty Limited, is subject to electroCore’s control on basis other than voting interests and is a variable interest entity (“VIE”), for which electroCore is the primary beneficiary.

In January 2018, the U.S. Food and Drug Administration ("FDA") released the use of gammaCore, the Company's first generation disposable non-invasive vagus nerve stimulator therapy for the acute treatment of pain associated with migraine headache in adult patients. Previously in April 2017, the FDA released the use of gammaCore for the acute treatment of pain associated with episodic cluster headache in adult patients.  In December 2017, gammaCore Sapphire, was FDA released.  gammaCore Sapphire is a rechargeable and reloadable version of the product for multi-year use.  Effective August 1, 2018, the Company announced gammaCore Sapphire was available in the United States.

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

Corporate Conversion and Initial Public Offering

Effective June 21, 2018, the Company converted into a Delaware corporation pursuant to a statutory conversion and changed its name to electroCore, Inc.  Previously, the Company operated as a Delaware limited liability company under the name Electrocore, LLC.  As a result of the corporate conversion, the holders of the different series of units of Electrocore, LLC, or Units, became holders of common stock and options to purchase common stock of electroCore, Inc. Warrants to purchase Units were converted to warrants to purchase common stock of electroCore, Inc. The number of shares of common stock, options to purchase common stock, and warrants to purchase common stock that holders of Units and warrants to purchase Units were entitled to receive in the corporate conversion was determined in accordance with a plan of conversion that was based upon the terms of the Company’s Third Amended and Restated Limited Liability Company Agreement, dated November 21, 2017 (the “Operating Agreement”), and varied depending on which class and series of Units a holder owned, and the terms of the applicable warrants.  See Note 14 - Corporate Conversion and Equity.

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

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X for interim financial reporting. In compliance with those rules, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2018 included in the Annual Report on Form 10-K filed with the SEC.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of interim periods have been included.  The results of operations and cash flows reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire fiscal year.

Note 3.  Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of electroCore and its wholly owned subsidiaries.  In addition, an inactive affiliate, electroCore (Aust) Pty Limited, a variable interest entity (“VIE”) for which electroCore is the primary beneficiary, is also consolidated with the non-controlled equity presented as non-controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, allowances for doubtful accounts, and sales returns; valuation of inventory, stock compensation, and contingencies.

(c)	Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. We have elected not to reassess whether the expired or existing contracts contain leases, nor did we reassess the classification of existing leases as of the adoption date.  We did not use hindsight in our assessment.  The provisions of this guidance were effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  We adopted this guidance as of January 1, 2019, the required effective date, using the effective date transition method.

The Company is a lessee under several noncancelable operating leases, primarily for office and warehouse space and office equipment.  The Company accounts for leases in accordance with ASC Topic 842, Leases.  At contract inception the Company reviews its agreements and determines if an arrangement is or contains a lease and at that time recognizes a right of use (ROU) asset and a lease liability.  The Company only has operating leases which are measured initially at the present value of the unpaid lease payments at the lease commencement date.

The incremental borrowing rate the Company uses represents the rate of interest that the Company would expect to pay to borrow an amount equal to the lease payments under similar terms.  As the Company does not borrow on a collateralized basis, our non-collateralized borrowing rate is used as an input in deriving the incremental borrowing rate. The discount rate used to determine the net present value of the leases at inception was 9.75%.  The Company determined the lease term of the noncancelable leases to include periods covered by options to extend the lease for leases that it is reasonably certain to exercise.

Lease payments included in the measurement of the lease liability include only fixed payments that the Company owes on the lease.  The ROU asset is initially and subsequently measured as the lease liability less any lease incentive plus any prepaid lease payments made at or before lease commencement, plus any indirect costs incurred.

The Company monitors events or changes in circumstances that may require a reassessment of its leases.  If a reassessment results in the remeasurement of the lease liability, a corresponding adjustment will be made to its ROU assets.  The Company also reviews its leases to determine if any impairment loss should be recognized.

Operating lease ROU assets are presented as operating lease right of use assets on the consolidated financial statements.  The current portion of the operating lease liabilities is included in other current liabilities and the long-term portion is presented separately as operating lease liabilities on the consolidated balance sheet.

The Company has elected not to recognize right of use assets and lease liabilities for short term leases, i.e., leases with a noncancelable period of 12 months or less.  The Company recognizes any expense for these short term leases on a straight line basis over the lease term.  The Company’s leases generally do not include nonlease maintenance and other expenses.  The Company elected the practical expedient not to account for nonlease expense components as a single lease component.  The Company recognizes the nonlease expenses in the respective expense accounts.  (See Note 10. Leases.)

(d)	Recent Accounting Pronouncements Not Yet Adopted

The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on the financial statements.

Note 4. Risks and Uncertainties

The Company’s cash requirements for 2019 and beyond include expenses related to the commercialization of its products, as well as the continuing development and clinical evaluation of its products and therapies. As of March 31, 2019 and December 31, 2018, the Company had working capital (current assets less current liabilities) of $51.9 million and $65.6 million, respectively.

On June 21, 2018, the Company closed the IPO of 5,980,000 shares of common stock at a price of $15.00 per share with net proceeds of $77.5 million, net of underwriting discount and other offering expenses.  As a public company, additional future liquidity needs will include costs to comply with the requirements of being a public company.

The Company’s expected cash requirements for 2019 and beyond are based on the commercial success of its products and the continual development and clinical evaluation of its products and therapies.  Based on the Company’s available cash resources and cash flow projections, it believes it has sufficient funds to continue operations for at least the next 12 months.  Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with its available financial resources.  To the extent additional funds are necessary to meet long-term liquidity needs as the Company continues to execute its business strategy, the Company anticipates that it will be obtained through the incurrence of indebtedness, equity financings or a combination of these potential sources of funds, although the Company can provide no assurance that these sources of funding will be available on reasonable terms.

The Company has foreign currency exchange risks related to revenue and operating expenses in currencies other than the local currencies in which they operate. The Company is exposed to currency risk from the potential changes in functional currency values of its foreign currency denominated assets, liabilities, and cash flows.

The Company primarily sells to one specialty pharmaceutical distributor in the United States. At March 31, 2019 and December 31, 2018, the accounts receivable related to this distributor was $211,600 and $195,730, respectively.

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

From February 2018 to mid-July 2018 vouchers were used by physicians to provide new patients with free therapy (i.e., one gammaCore device) by delivering non-voucher units for the free therapy.  The transaction price of the non-voucher units redeemed and estimated to be redeemed was recognized as contra-revenue.  The costs to produce these units, in addition to any processing fees, are included as promotional expenses in selling, general and administrative expense.  After mid-July 2018, the Company modified its voucher program to provide its distributor with gammaCore and gammaCore Sapphire promotional units at no charge (“voucher units”).  The voucher units have a distinct product item number to be used for the voucher program.  The costs to produce these voucher units given to patients under the voucher program are recognized in promotional expense.

In October 2018, the Company launched its Partners for Coverage program that allows eligible commercial insurance patients uninterrupted access to gammaCore for up to two months while insurance coverage is being pursued.  In February 2019, this program was modified to provide therapy to patients for up to 12 months while insurance coverage is being pursued.  Patients receive voucher units during this period.  For the three months ended March 31, 2019, voucher units equivalent to $1.6 million in sales of gammaCore Sapphire and gammaCore Sapphire refill kits were dispensed that are not reflected in net sales. For the three months ended March 31, 2018, voucher units equivalent to $0.2 million in sales of gammaCore were dispensed that are not reflected in net sales.

In addition, reimbursement for co-payments made by patients under the co-payment assistance program is also considered variable consideration. Beginning in February 2019, eligible patients could receive a reduction of up to $300 from the cost of the first month of therapy and a reduction of up to $250 from the cost of each refill for a maximum of 12 months.  For the three months ended March 31, 2019 and 2018, net product sales reflect a reduction of $14,040 and $29,207, respectively, for the reduction from the cost of therapy under the co-payment assistance program.

In accordance with Company policy, no allowance for product returns has been provided. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the three months ended March 31, 2019 and 2018, the replacement costs were immaterial.

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

Disaggregation of Net Sales

The following table provides additional information pertaining to net sales disaggregated by geographic market for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Geographic Market
United States	$276,465	$9,606
United Kingdom	90,584	64,982
Germany	35,836	805
Other	6,716	5,794
Total Net Sales	$409,601	$81,187

Note 6.  Cash, Cash Equivalents and Marketable Securities

The following tables summarizes the Company’s cash, cash equivalents and marketable securities as of March 31, 2019 and December 31, 2018.

As of March 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$6,953,786	$—	$—	$6,953,786

Corporate Debt Securities	$13,583,493	$2,325	$(2,058)	$13,583,760
Commercial Paper	4,957,115	—	(2,055)	4,955,060
U.S. Treasury Bonds	26,875,131	1,858	(2,861)	26,874,128
Total marketable securities	$45,415,739	$4,183	$(6,974)	$45,412,948

Total cash, cash equivalents, and marketable securities	$52,369,525	$4,183	$(6,974)	$52,366,734

As of December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$7,600,284	$—	$—	$7,600,284

Corporate Debt Securities	$18,961,145	$—	$(25,888)	$18,935,257
Commercial Paper	6,970,867	—	(4,927)	6,965,940
U.S. Treasury Bonds	35,074,005	—	(12,115)	35,061,890
Total marketable securities	$61,006,017	$—	$(42,930)	$60,963,087

Total cash, cash equivalents, and marketable securities	$68,606,301	$—	$(42,930)	$68,563,371

The Company’s commercial paper, corporate debt securities and U.S. treasury bonds all mature within one year.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
March 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$6,953,786	$6,953,786	$—	$—
Marketable Securities:
Corporate Debt Securities	13,583,760	13,583,760	—	—
Commercial Paper	4,955,060	4,955,060	—	—
U.S. Treasury Bonds	26,874,128	26,874,128	—	—
Total	$52,366,734	$52,366,734	$—	$—

December 31, 2018
Assets
Cash and cash equivalents	$7,600,284	$7,600,284	$—	$—
Marketable Securities:
Corporate Debt Securities	18,935,257	18,935,257	—	—
Commercial Paper	6,965,940	6,965,940	—	—
U.S. Government Sponsored Agencies	35,061,890	35,061,890	—	—
Total	$68,563,371	$68,563,371	$—	$—

Cash and cash equivalents consisted of cash in bank checking and savings accounts, money market funds and U.S. treasury notes and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Marketable securities classified as Level 1 consist of investments in corporate debt securities, commercial paper, U.S. treasury bonds that are valued using quoted prices in active markets.

The carrying amount of the Company’s receivables and payables approximate their fair values due to their short maturities.

Note 8.  Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost is determined on a first-in first-out basis.

	March 31,	December 31,
	2019	2018
Raw materials	$1,192,797	$821,704
Work in process	1,944,551	951,695
Finished goods	451,916	176,003
	$3,589,264	$1,949,402

Note 9.  Property and Equipment – Net

Property and equipment, net, as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Machinery and equipment	$393,154	$424,146
Furniture and fixture	283,268	286,268
Computer equipment	20,783	20,783
Property and equipment - gross	697,205	731,197
Less accumulated depreciation and amortization	(305,176)	(350,293)
Property and equipment - net	$392,029	$380,904

During the quarter ended March 31, 2019, there was a write-off of $70,639 for fully depreciated lab and production equipment and office furniture and an additional $671 for undepreciated office furniture.  Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 was $25,522 and $7,212, respectively.

Note 10.  Leases

The Company implemented FASB ASU 2016-02, Leases (Topic 842), which required lessees to recognize most leases on the balance sheet effective January 1, 2019.  The Company recognized $3.9 million of right of use assets for leases for office, manufacturing and warehouse space and office equipment.  The Company also recognized $4.2 million for lease liabilities.  The Company has elected not to recognize right of use assets and lease liabilities for short term leases, i.e., leases with a noncancelable period of 12 months or less.

The Company’s leases have remaining lease terms of approximately three to five years, some of which include options to extend the leases for up to an additional five years.  For the leases for the office, manufacturing and warehouse space, the Company recognized the options to renew the leases as part of the right of use asset and the lease liability as the Company deemed that the renewal options were reasonably certain to be exercised.

The discount rate used to determine the net present value of the leases at inception was 9.75%.  This is the incremental borrowing rate that represents the rate of interest that the Company would expect to pay to borrow an amount equal to the lease payments under similar terms. As the Company does not borrow on a collateralized basis, our non-collateralized borrowing rate is used as an input in deriving the incremental borrowing rate.

For the three months ended March 31, 2019 and 2018, the Company recognized lease expense of $199,654 and $122,818, respectively.  These payments do not include non-lease components as the Company elected not to include those payments as part of our lease expense.

The tables below provide the details of the right of use assets and lease liabilities:

Supplemental Balance Sheet Information for Operating Leases

March 31, 2019
Operating leases:
Operating lease right of use assets	$3,884,803
Operating lease liabilities:
Current portion of operating lease liabilities	213,897
Noncurrent operating lease liabilities	4,001,218
Total operating lease liabilities	$4,215,115
Weighted average remaining lease term (in years)	8.3
Weighted average discount rate	9.75%

Supplemental Statement of Cash Flows Information for Operating Leases

Three months ended March 31, 2019
Noncash lease expense	70,315
Change in operating lease liabilities	47,264

Future minimum lease payments under non-cancellable operating leases as of March 31,2019:

Remainder of 2019	$435,954
2020	720,671
2021	695,353
2022	739,336
2023	752,824
2024 and thereafter	2,944,363
Total future minimum lease payments	6,288,501
Less: Amounts representing interest	(2,073,386)
Total	$4,215,115

Total lease expense, in accordance with the superseded lease standard was approximately $496,055 for 2018.  Future minimum lease payments under non-cancellable operating leases as of December 31, 2018:

Year ended December 31, 2019	$576,743
2020	714,616
2021	692,893
2022	737,324
2023 and thereafter	3,696,796
Total	$6,418,372

Note 11. Other Assets

In 2018, the Company entered into a contract to obtain a cloud computing arrangement (“CCA”).  In accordance with ASU 2018-15, the implementation costs incurred in the CCA are deferred and recognized as other assets and will be amortized to expense over the noncancelable term of the arrangement.  The Company incurred $498,191 in CCA costs in the first quarter of 2019 and $395,404 in the last quarter of 2018.  The implementation of this CCA is expected to be completed by the second quarter of 2019.

Note 12.  Accrued Expenses

Accrued expenses as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Accrued professional fees	1,163,069	1,273,249
Accrued bonuses	1,352,682	2,152,264
Other accrued expenses	740,557	948,588
	$3,256,308	$4,374,101

Note 13.  Net Loss Per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) available to electroCore, Inc. by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income available to electroCore, Inc. by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Stock options have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the treasury stock method.  As described in Note 14, Corporate Conversion and Equity, on June 21, 2018, electroCore, Inc. completed a Corporate Conversion as well as its initial public offering to, among other things, provide for a single class of common stock of electroCore Inc., in exchange for the previous Convertible Preferred Units and Common Units of the Company.  This conversion changed the relative ownership of electroCore, Inc. such that retroactive application of the conversion to periods prior to the IPO for the purposes of calculating earnings (loss) per share would not be meaningful.

Prior to the Corporate Conversion, the Company’s ownership structure included several different types of LLC interests including preferred stock, common units and Profits Interests (see Note 14, Corporate Conversion and Equity).  The Company analyzed the calculation of earnings per unit for periods prior to the Corporate Conversion and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements.  Therefore, earnings per share information has not been presented for periods prior to the Corporate Conversion on June 21, 2018.  Thus, net loss attributable to electroCore, Inc. subsidiaries and affiliate shown below only includes the loss attributable to the three months ended March 31, 2019 and not for the three months ended March 31, 2018, as the Company was still an LLC at that time.

The following table sets forth the numerators and denominators used to compute basic and diluted earnings per share of the common stock:

For the three months ended March 31, 2019
Numerator – Basic and Diluted
Net loss attributable to electroCore, Inc. subsidiaries and affiliate	$(13,861,530)
Denominator – Basic and Diluted
Weighted average shares of common stock outstanding	29,319,318
Net loss per common share, Basic and Diluted	$(0.47)

Note 14. Corporate Conversion and Equity

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

Upon the Corporate Conversion, all Units were converted into an aggregate of 23,470,034 shares of common stock and options to purchase 2,141,751 shares of common stock as follows:

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
•

holders of Profits Interests who were employees or consultants at the time of the corporate conversion received options to purchase an aggregate of 2,141,751 shares of common stock, with an exercise price of $15.00 which was equal to the initial public offering price.

Additionally, upon the conversion, the accumulated deficit of Electrocore LLC, subsidiaries and affiliates was reclassed to additional paid in capital in accordance with SEC Staff Accounting Bulletin Topic 4B.

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

Series B Preferred Units

In 2017, the Company entered into a Series B Preferred Unit Purchase Agreement with multiple investors, including Core Ventures II, LLC and Merck Global Health Innovation Fund. Under the terms of the Purchase Agreement, as amended, through December 31, 2017, the Company received cash proceeds of $46,911,300 and converted $26,718,910 of outstanding promissory notes (the “Bridge Notes”) and related accrued and unpaid interest for an aggregate amount of $73,630,210 (inclusive of amounts related to conversion of Bridge Notes and related accrued and unpaid interest) through the sale of Series B Preferred Units at an initial closing and several additional closings.

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

As of June 21, 2018, the Series B warrants that were issued to purchasers of the Bridge Notes were converted to (i)  warrants to purchase 429,948 shares of common stock at an exercise price of $12.60 per share and (ii) the Series B Preferred warrants that were issued to financial advisors were converted into warrants to purchase 101,119 shares of common stock at an exercise price of $12.60 per share.

Note 15. Income Taxes

There is no provision for income taxes for the three months ended March 31, 2019.  The Company has incurred U.S. operating losses since inception and has not incurred any other income taxes.  Prior to the Corporate Conversion on June 21, 2018, the Company was a limited liability company in the U.S., which is treated as a partnership for Federal and state income tax purposes. Accordingly, the Company was not subject to U.S. income taxes until its conversion.

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

Note 16.  Warrant Liability

During the period ended June 30, 2017, the Company issued Bridge Notes together with associated warrants.  Since the Bridge Note Warrants entitled the holders to purchase securities in the Qualified Equity Round at the purchase price payable for the related equity securities, the exercise price of the warrants was undetermined at the time of their issuance. Also, because the terms of redemption of the Series B Preferred Units were unknown at the time of their issuance as well as the deemed liquidation terms, the warrant liability was recorded at fair value and marked to market.  The valuation of the warrant liability was determined using level 3 inputs.  In connection with the Bridge Note closings, at the time of the Qualified Equity Round, the Company issued 7,739,092 Bridge Note Warrants all of which were outstanding as of March 31, 2018.  At the time of the Corporate Conversion, these warrants were converted to warrants to purchase 429,948 shares of common stock at an exercise price of $12.60 and were reclassified to equity upon the determination that they no longer met the criteria to be classified as liabilities.

Note 17.  Stock Based Compensation and Unit‑Based Compensation

At the time of the Corporate Conversion, the issuance of common stock and options to purchase common stock to prior holders of Profits Interests in connection with the Corporate Conversion was accounted for as a type-1 modification of the old awards.  See Note 14, Corporate Conversion and Equity, for detail on the conversion of awards under the previous LLC structure to the new corporate structure.

The following table presents the activity related to stock options for the three months ending March 31, 2019.  The options generally vest over a four year period.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 1, 2019	2,228,904	$14.89
Granted	784,173	7.32
Exercised	—	—
Cancelled	(111,107)	15.09
Outstanding, March 31, 2019	2,901,970	$12.84	9.0

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model.  The fair value of stock options issued during the first quarter of 2019 are provided in the following table:

Period Granted	# Options	Exercise Price ($)	Expected Volatility (%)	Risk-Free Interest Rate (%)	Expected Dividend Yield (%)	Expected Term (Years)
January 2019	38,200	5.05-7.28	78.97-86.33	2.48-2.60	0.0	5.3-6.1
February 2019	455,223	6.57-6.87	84.30-84.72	2.52-2.54	0.0	6.0-6.2
March 2019	290,750	7.52-8.40	84.91-86.45	2.21-2.48	0.0	.07-6.2

The risk-free interest rate is the average U.S. Treasury rate with a term that most closely resembles the expected life of the award. The expected term of the award was calculated using the simplified method. For volatility, the Company uses its historical volatility based on the grant date and the expected life of the option.  The Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The following table presents the activity related to restricted stock awards for the three months ending March 31, 2019.  The restricted stock granted generally vest over a four year period.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding January 1, 2019	1,342,710	$15.00
Granted	187,088	6.95
Converted	—	—
Cancelled	(1,362)	8.67
Outstanding, March 31, 2019	1,528,436	$14.02

The following table presents the activity related to restricted stock unit awards for the three months ending March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2019	79,998	$15.00
Granted	—	—
Converted	—	—
Cancelled	—	—
Outstanding, March 31, 2019	79,998	$15.00

The Company recognized stock compensation for its equity awards as follows:

	Three months ended
	March 31,
	2019	2018
Selling, general and administrative	$438,761	$147,798
Research and development	$276,556	$119,347
Cost of goods sold	$28,715	$—

Total unrecognized compensation cost related to unvested awards as of March 31, 2019 was $9.6 million and is expected to be recognized over the next 3.3 years.

Note 18. Employee Stock Purchase Plan

Employee Stock Purchase Plan

On January 1, 2019, the Company adopted the 2019 Employee Stock Purchase Plan.  The Plan is to provide eligible employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions, which are included in other current liabilities until they are used to purchase Company shares.  The maximum number of shares reserved for delivery under the plan is:

(a)	300,000 shares, plus
(b)

an annual increase to be added as of the first day of the Company’s fiscal year, beginning in 2020 and occurring each year thereafter through 2029, equal to 1% of the total number of Shares of Common Stock issued and outstanding on a fully-diluted basis as of the end of the Company’s immediately preceding fiscal year (or such lesser number of Shares, including no Shares, determined by the Administrator); provided, however, that the aggregate number of additional Shares available for issuance pursuant to this paragraph (b) will not exceed a total of 4,500,000 Shares.

There have not been any shares issued as of March 31, 2019.  The first shares are expected to be issued July 1, 2019, in accordance with the plan document, subject to approval of the shareholders at the June 2019 meeting.

Note 19.  Commitments and Contingencies

Claim from Lifehealthcare Pty Ltd.

The Company was party to a joint venture arrangement (JV Arrangement) in Australia with Lifehealthcare Pty Ltd (LHP).  In 2017, the parties agreed to terminate the JV Arrangement.  In March 2019, the Company received a letter from LHP alleging certain breaches by the Company under the JV Arrangement, primarily arising out of the Company’s alleged failure to notify LHP of the Company’s IPO.  The Company strongly disputes these allegations and intends to vigorously assert its defenses to the alleged claims but cannot predict the outcome of the matter at this time.  However, the financial impact, if any, in connection with the resolution of this matter is not expected to be material.

Settlement Agreement

In January 2019, the Company settled a dispute with one of its former advisors, Madison Global Partners, who had filed a complaint against the Company in the Supreme Court of the State of New York, County of New York (Index No. 652329/2018) as previously reported.  As part of that settlement, the Company paid Madison Global $325,000 and issued to Madison Global and its representatives warrants to purchase in the aggregate 62,181 shares of its common stock at prices ranging from $5.68 per share to $12.60 per share.  5,192 warrants with an exercise price of $5.68 were issued and the expense was recognized in January 2019. All other amounts were accrued in prior accounting periods.  The warrants issued are shown in the following table:

# Warrants	Exercise Price	Expiration Dates
8,576	$8.86	April 1, 2021
22,253	$5.68	March 30, 2022
17,066	$12.60	June 30, 2022
14,286	$12.60	August 31,2022

Note 20.  Subsequent Event

The Company is in the process of completing the dissolution of its inactive wholly-owned subsidiary, electroCore Bermuda, Ltd., which is expected to be completed in the second quarter of 2019.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K, filed with the SEC. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those under the caption "Risk Factors" in the aforementioned Annual Report.

Overview

We are a commercial-stage bioelectronic medicine company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy.  nVNS is a platform therapy that modulates neurotransmitters and immune function through its pharmacologic effects on both the peripheral and central nervous systems.  We are initially focused on neurology and rheumatology, and our therapy, gammaCore, is FDA-cleared for use by adults for the following three neurology indications: the acute treatment of pain associated with each of migraine and episodic cluster headache; and the prevention of cluster headaches. In neurology, we intend to pursue further label expansions to include prevention of migraine, migraine in adolescents and post-traumatic headache.  We are also engaging in clinical development for potential new labeling claims in rheumatology, with an initial focus on rheumatoid arthritis.

Since our inception in 2005, we have devoted substantially all of our resources to the development of vagus nerve stimulation, or VNS, and the commercialization of our gammaCore therapy. Following our initial FDA clearance, in early 2017, our commercial strategy was to establish gammaCore as a first-line treatment option for the acute treatment of episodic cluster headache in adult patients, who have few alternative treatment options available to them. This strategy was supported by a product registry conducted from July 2017 through June 2018 to build advocacy among key opinion leaders in leading headache centers in the United States, and to generate patient demand in the form of prescriptions submitted to payers. With an earlier-than-anticipated FDA clearance for our acute treatment of migraine indication, we leveraged this advocacy during the registry period as we expanded into migraine, and prepared for a full commercial launch of gammaCore and gammaCore Sapphire for the acute treatment of pain associated with episodic cluster headache and migraine in adult patients, which was accomplished in the third quarter of 2018. With the clearance of our first label for the prevention of a primary headache condition, i.e., cluster headache, in December 2018, we are building upon our existing base of advocacy and patient support.

Since our IPO in June 2018, we have continued our efforts to increase acceptance of our gammaCore therapy as a first-line treatment for patients suffering from episodic cluster headache and migraine headache.  Following the IPO, we expanded our salesforce by adding 14 territory business representatives.  This provides us with a full complement of 32 territory business representatives and three medical science liaisons who are expected to cover 6,400 target physicians focused on headache conditions.  More than 14,000 patients were prescribed gammaCore in 2018.  Since January 1, 2019, approximately 2,200 unique prescribers have prescribed our gammaCore therapy. Total prescriptions written in the three months ended March 31, 2019 were approximately 6,100 compared to approximately 5,800 in the three months ended December 31, 2018. In both quarters, the number of prescriptions dispensed were approximately 3,000.

We have never been profitable and have incurred net losses in each year since our inception.  Our net loss for the three months ended March 31, 2019 and 2018 was $13.9 million and $9.5 million, respectively.  As of March 31, 2019, our accumulated deficit was $52.2 million. We expect to continue to incur substantial net losses and negative cash flows from operations for at least the next several years as we commercialize gammaCore for the acute treatment of pain associated with migraine and episodic cluster headache in adults. We intend to continue making targeted investments in building our U.S. commercial infrastructure.  We also intend to continue making significant investments in research and development to expand our gammaCore therapy for the treatment of other indications, including additional headache conditions and conditions in the field of rheumatology.

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

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $52.4 million. We believe our current cash resources will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.  See “—Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Note 1 of the Company’s consolidated financial statements included elsewhere in this filing and our audited consolidated financial statements and related notes thereto for the for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC.  The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

In February 2018, we began a formal physician training program engaging key opinion leaders throughout the United States to highlight the clinical evidence and benefits of gammaCore for the acute treatment of pain associated with both migraine and episodic cluster headache and to train their colleagues on how to prescribe gammaCore. Concurrently, we began a program that provided these trained physicians with vouchers, which allowed them to provide new patients with a one-time 31-day prescription at no charge to the patient. This voucher program was implemented with three goals: to provide patients therapy at no charge; to demonstrate to physicians the benefits of gammaCore therapy; and to prompt U.S. commercial payers to provide pharmacy benefit coverage for the product as a result of their observation of patient demand for the therapy. This program has resulted in significant increases in prescriptions for gammaCore and has prompted negotiations with numerous commercial payers, resulting in non-preferred medical and pharmacy reimbursement in approximately 10 million lives and medical exception coverage for an additional 30 million pharmacy benefit lives in the first quarter of 2019.  In January 2019, we announced that we had been awarded a five-year Federal Supply Schedule Medical Equipment and Supply contract, which makes gammaCore available to over 21 million patients whose care is administered by the Department of Veterans Affairs and the Department of Defense. Our goal is to achieve a target of 100 million total covered lives by the end of 2019.

In 2017, we implemented a co-payment assistance program whereby we assumed responsibility for a fixed amount of copayment for the patient.  This program was enhanced in February 2019, wherein eligible patients could receive a reduction of $300 in the cost of the first month of therapy and a reduction of $250 in the cost of each refill for a maximum of 12 months.  For the three months ended March 31, 2019 and 2018, costs of this program of $14,040 and $29,207, respectively, are reflected as a reduction of the transaction price of units sold within our net sales.

Prior to mid-July 2018, we sold gammaCore units to the distributor that would ultimately be dispensed under the voucher program in order to provide therapy to patients at no charge.  The revenue associated with the transaction price for the gammaCore units redeemed and estimated to be redeemed in this program were reduced by our reimbursement to the distributor for the patient cost of the gammaCore unit.  Accordingly, the transaction price for the voucher units redeemed and estimated to be redeemed were recognized as contra-revenue. The costs to produce these units for the three months ended March 31, 2018 was $38,550 plus any processing fees were included as promotional expenses in selling, general and administrative expense.

After mid-July 2018, we modified our voucher program to provide our distributor with gammaCore and gammaCore Sapphire promotional units at no charge (“free voucher units”).  These free voucher units have a distinct product item number that enables ease of tracking and allows the product to be dispensed to the patient without the specialty pharmacy requiring reimbursement on behalf of the patient. In this way, the voucher program is more like a standard sample program where free voucher units are issued to the patient, rather than being sold and subject to specialty pharmacy reimbursement and therefore recognized as contra-revenue.  The cost to produce the free voucher units given to patients under this modified voucher program as of March 31, 2019 was $348,219 and was recognized as promotional expense. Our net sales reflect only gammaCore and gammaCore Sapphire units sold either for new patients, or existing patients’ refills, and none of the gammaCore and gammaCore Sapphire units prescribed and dispensed through our voucher program.

In October 2018, we launched our Partners for Coverage program that allows eligible commercial insurance patients uninterrupted access to gammaCore for up to 2 months while insurance coverage is being pursued.  In February 2019, this program was modified to provide therapy to patients for up to 12 months while insurance coverage is being pursued.  Patients receive voucher units during this period.  For the three months ended March 31, 2019, voucher units equivalent to $1.6 million in sales of gammaCore Sapphire and gammaCore Sapphire refill kits were dispensed that are not reflected in net sales. For the three months ended March 31, 2018, voucher units equivalent to $0.2 million in sales of gammaCore were dispensed that are not reflected in net sales.

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

Change in Fair Value of Warrant Liability related to Convertible Bridge Notes

The change in fair value of the warrant liability is based on revaluation of the liability during the three months ended March 31, 2018. There were no warrant liabilities subsequent to June 20, 2018.

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

Net Income Attributable to Non-Controlling Interest

From our inception through March 31, 2019, we consolidated the financial results of our affiliate, electroCore (Aust) Pty Limited. Although we did not have a controlling ownership interest in electroCore (Aust) Pty Limited during that period, we determined that electroCore (Aust) Pty Limited was a variable interest entity, of which we were the primary beneficiary.

Results of Operations

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

The following table sets forth amounts from our consolidated statements of operations for the three months ended March 31, 2019 and 2018 with the changes in those items in dollars.

	For the three months ended March 31,
	2019	2018	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$409.6	$81.2	$328.4
Cost of goods sold	157.8	48.9	108.9
Gross profit	251.8	32.3	219.5
Operating expenses
Research and development	3,459.8	2,306.3	1,153.5
Selling, general and administrative	11,003.0	6,824.8	4,178.2
Total operating expenses	14,462.8	9,131.1	5,331.7
Loss from operations	(14,211.0)	(9,098.8)	(5,112.2)
Change in fair value of warrant liability	—	(245.9)	245.9
Interest and other income, net	366.2	109.3	256.9
Other	(16.7)	(208.1)	191.4
Total other income/(expense)	349.5	(344.7)	694.2
Loss before income taxes	(13,861.5)	(9,443.5)	(4,418.0)
Provision for income taxes	—	—	—
Net loss from operations	(13,861.5)	(9,443.5)	(4,418.0)
Less: Net income attributable to noncontrolling interest	—	55.0	(55.0)
Total net loss attributable to Electrocore LLC and electroCore, Inc.	$(13,861.5)	$(9,498.5)	$(4,363.0)

Net Sales

Net sales were approximately $409.6 thousand and $81.2 thousand for three months ended March 31, 2019 and 2018, respectively.  The increase of $328.4 thousand is primarily due to increased selling efforts following the 2018 commercial launch of our products for the prevention and acute treatment of pain associated with episodic cluster headache and the acute treatment of migraine headache in adult patients.  U.S. sales increased $266.9 thousand, Germany sales increased $35.0 thousand, United Kingdom sales increased $25.6 thousand and sales in other regions increased $0.9 thousand.

Costs of Goods Sold

Cost of goods sold was approximately $157.8 thousand and $48.9 thousand for the three months ended March 31, 2019 and 2018, respectively.  The increase of $108.9 thousand was the result of increased sales.

Research and Development

Research and development expense was approximately $3.5 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively.  The increase of $1.2 million was the result of an increase in stock compensation expense of $0.2 million, increase in headcount and increased personnel costs of $0.2 million, increase in clinical studies of $0.6 million and an increase in consulting fees of $0.2 million.

Selling, General and Administrative

Selling, general and administrative expense was approximately $11.0 million and $6.8 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $4.2 million is a result of an increase in costs related to newly hired personnel of $2.2 million, increase in stock compensation expense of $0.3 million, increase in professional fees of $0.5 million, increase in marketing related costs of $0.7 million, increase in costs related for the voucher program of $1.4 million and an increase in other expenses of $0.3 million, offset by a decrease in consulting expense of $1.4 million.

Interest and Other Income, Net

Interest and other income, net was $366.2 thousand and $109.3 thousand for the three months ended March 31, 2019 and 2018, respectively.  This increase of $256.9 thousand was the result of returns on investments made with the proceeds from the IPO.

Net Income Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest was $0 and $0.1 thousand for the three months ended March 31, 2019 and 2018, respectively.  This income was due to the write-off of the previous liability from our joint venture in Australia.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the three months ended March 31,
	2019	2018
	(in millions)
Net cash (used in) provided by
Operating activities	$(16.4)	$(9.7)
Investing activities	$15.8	$(1.4)
Financing activities	$—	$(0.5)

Operating Activities

Net cash used in operating activities was $16.4 million for three months ended March 31, 2019 compared to $9.7 million for the three months ended March 31, 2018. This increase in net cash used in operating activities of $6.7 million was primarily associated with net changes in working capital of $1.9 million and an increase in net loss of $4.4 million that was primarily the result of a $4.2 million increase in expenditures for selling, general and administrative items and an increase in research and development costs of $1.2 million, offset by an increase in other income of $0.2 million.

Investing Activities

Net cash provided by investing activities was $15.8 million for the three months ended March 31, 2019 compared to $1.4 million used in investing activities for the three months ended March 31, 2018 and primarily reflects the net funds provided from the purchase, sale and maturities of marketable securities.

Financing Activities

Net cash used in financing activities was $0.0 for the three months ended March 31, 2019 compared to $0.5 million used in the period ended March 31, 2018.  For the three months ended March 31, 2018, the Company had deferred financing fees related to the IPO which occurred in June 2018.

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

There are no material changes to the contractual obligations and commercial commitments, addressed in Note 10 in these quarterly financial statements, that were disclosed in the December 31, 2018 audited consolidated financial statements.

Liquidity Outlook

As of March 31, 2019, we had an accumulated deficit of $52.2 million.  Historically, our primary sources of liquidity have been from private equity or debt offerings.  In June 2018, we closed our IPO of 5,980,000 shares of common stock at a price of $15.00 per share with net proceeds of $77.5 million, after underwriting discount and other offering expenses.  As of March 31, 2019 and December 31, 2018, our cash, cash equivalents, and marketable securities were $52.4 million and $68.6 million, respectively.  As of March 31, 2019, we had no outstanding debt.  As of March 31, 2019 and December 31, 2018, we had working capital (current assets less current liabilities) of $51.9 million and $65.6 million, respectively.

We expect to continue to incur substantial negative cash flows from operations for at least the next several years as we commercialize gammaCore. We intend to continue to make targeted investments in building our U.S. commercial infrastructure. We also intend to continue to make significant investments in research and development to expand our gammaCore therapy for the treatment of other indications, including additional headache conditions and conditions in the field of rheumatology.

Based on our available cash resources and cash flow projections, we believe we have sufficient funds to continue operations for at least the next 12 months.  Until we can generate a sufficient amount of cash from operations, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2019.

Our exposure to market interest rate risk is confined to our cash and cash equivalents and marketable securities. As of March 31, 2019, we had cash and cash equivalents of $7.0 million and marketable securities of $45.4 million.  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified marketable securities, due to their very short-term nature, and are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on interest income recognized in our statement of operations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2019.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of March 31, 2019 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective for the purposes stated above.

Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of March 31, 2019, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective at the reasonable level of assurance.

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and have determined there are no changes in our internal controls over financial reporting during the quarter ended March 31, 2019, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

Our management remediated the material weakness related to its internal control over financial reporting related to accounting for complex transactions that was disclosed in our prospectus dated June 21, 2018, filed with the SEC, pursuant to Rule 424(b) under the Securities Act.

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

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Claim from Lifehealthcare Pty Ltd.

The Company was party to a joint venture arrangement (JV Arrangement) in Australia with Lifehealthcare Pty Ltd (LHP).  In 2017, the parties agreed to terminate the JV Arrangement.  In March 2019, the Company received a letter from LHP alleging certain breaches by the Company under the JV Arrangement, primarily arising out of the Company’s alleged failure to notify LHP of the Company’s IPO.  The Company strongly disputes these allegations and intends to vigorously assert its defenses to the alleged claims but cannot predict the outcome of the matter at this time.  However, the financial impact, if any, in connection with the resolution of this matter is not expected to be material.

Item 1A. RISK FACTORS

There have been no material changes during the three months ended March 31, 2019 to the risk factors discussed in our Annual Report on Form 10-K filed with the SEC.

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

Through March 31, 2019, we used:

(i)

approximately $4.2 million to fund activities related to commercialization of our gammaCore products which included hiring additional territory business managers as well as patient and professional promotional activities across multiple media channels,

(ii)	approximately $1.3 million to fund expansion of our clinical program into additional indications in headache and rheumatology,
(iii)	approximately $1.5 million for the build out of our specialty distribution channel for the launch of gammaCore Sapphire, and
(iv)	approximately $19.8 million for working capital, including inventory, and other corporate purposes.

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

Company Name

Date: May 15, 2019	By:	/s/ FRANCIS R. AMATO
Francis R. Amato
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)