Form 10-Q
period 2019-06-30
electroCore, Inc.
filed 2019-08-14
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

As of August 6, 2019, the registrant had 29,593,535 shares of common stock outstanding.

REFERENCES TO ELECTROCORE

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to the “Company,” “electroCore,” “we,” “us” and “our” following the date of the Corporate Conversion (June 21, 2018) refer to electroCore, Inc. a Delaware corporation, and its subsidiaries and affiliate; references to the “Company,” “electroCore,” “we,” “us” and “our” prior to the date of the Corporate Conversion refer to ElectroCore, LLC, a Delaware limited liability company, and its subsidiaries and affiliate; and references to the “Corporate Conversion” or “corporate conversion” refer to all of the transactions related to the statutory conversion of ElectroCore, LLC from a Delaware limited liability company to a Delaware corporation and the change of its name to electroCore, Inc., effected on June 21, 2018.

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

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,731,984	$7,600,284
Marketable securities	32,402,230	60,963,087
Accounts receivable	500,970	267,599
Inventories	4,999,010	1,949,402
Prepaid expenses and other current assets	539,518	1,918,164
Total current assets	47,173,712	72,698,536
Property and equipment – net	399,426	380,904
Operating lease right of use assets	1,665,848	—
Other assets	1,310,262	424,896
Total assets	$50,549,248	$73,504,336
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,269,466	$2,698,902
Accrued expenses	4,460,906	4,374,101
Current portion of operating lease liabilities	383,497	—
Total current liabilities	7,113,869	7,073,003
Noncurrent liabilities:
Deferred rent	—	245,632
Operating lease liabilities	1,679,590	—
Total liabilities	8,793,459	7,318,635
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at June 30, 2019 and December 31, 2018; 29,581,691 issued and outstanding at June 30, 2019 and 29,450,035 shares issued and outstanding at December 31, 2018	29,581	29,450
Additional paid-in capital	105,278,405	103,791,013
Accumulated deficit	(64,293,265)	(38,331,215)
Accumulated other comprehensive income	105,458	60,843
Total stockholders' equity	41,120,179	65,550,091
Noncontrolling interest	635,610	635,610
Total equity	41,755,789	66,185,701
Total liabilities and equity	$50,549,248	$73,504,336

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales	$622,743	$393,226	$1,032,344	$474,413
Cost of goods sold	254,440	240,488	412,232	289,435
Gross profit	368,303	152,738	620,112	184,978
Operating expenses:
Research and development	2,510,429	4,367,070	5,970,252	6,673,405
Selling, general and administrative	9,387,934	12,007,206	20,390,932	18,832,020
Restructuring charges	849,792	—	849,792	—
Total operating expenses	12,748,155	16,374,276	27,210,976	25,505,425
Loss from operations	(12,379,852)	(16,221,538)	(26,590,864)	(25,320,447)
Other (expense)/income
Change in fair value of warrant liability	—	(1,625,069)	—	(1,870,923)
Interest and other income, net	279,332	115,327	645,506	224,610
Other expense	—	(50,818)	(16,692)	(258,871)
Total other (expense)/income	279,332	(1,560,560)	628,814	(1,905,184)
Loss before income taxes	(12,100,520)	(17,782,098)	(25,962,050)	(27,225,631)
Provision for income taxes	—	—	—	—
Net loss from operations	(12,100,520)	(17,782,098)	(25,962,050)	(27,225,631)
Less: Net income attributable to noncontrolling interest	—	—	—	55,005
Total net loss attributable to Electrocore LLC and electroCore, Inc., subsidiaries and affiliate	$(12,100,520)	$(17,782,098)	$(25,962,050)	$(27,280,636)
Net loss attributable to Electrocore, LLC subsidiaries and affiliate	$—	$(11,619,799)	$—	$(21,118,337)
Net loss attributable to electroCore, Inc., subsidiaries and affiliate	$(12,100,520)	$(6,162,299)	$(25,962,050)	$(6,162,299)
Net loss per share of common stock - Basic and Diluted (see Note 13)	$(0.41)	$(0.21)	$(0.89)	$(0.21)
Weighted average common shares outstanding - Basic and Diluted (see Note 13)	29,341,574	29,261,942	29,330,442	29,261,942

See accompanying notes to unaudited consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss from operations	$(12,100,520)	$(17,782,098)	$(25,962,050)	$(27,225,631)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(55,369)	61,680	(11,794)	(52,649)
Amount reclassified from accumulated OCI	—	11,025	—	11,025
Unrealized gains on securities, net of taxes as applicable	16,271	28,083	56,409	3,151
Other comprehensive (loss)/income	(39,098)	100,788	44,615	(38,473)
Comprehensive loss	(12,139,618)	(17,681,310)	(25,917,435)	(27,264,104)
Less: Net comprehensive income attributable to noncontrolling interest	—	—	—	5,085
Comprehensive loss attributable to Electrocore, LLC and electroCore, Inc., subsidiaries and affiliate	$(12,139,618)	$(17,681,310)	$(25,917,435)	$(27,269,189)
Comprehensive loss attributable to Electrocore, LLC subsidiaries and affiliate	$—	$(11,530,087)	$—	$(21,118,056)
Comprehensive loss attributable to electroCore, Inc., subsidiaries and affiliate	$(12,139,618)	$(6,151,223)	$(25,917,435)	$(6,151,133)

See accompanying notes to unaudited consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Changes in Convertible Preferred Units, Members’ (Deficit) and Stockholders’ Equity

(Unaudited)

	Series A		Series B		Common		Common		Additional		Accumulated other	(Deficit)/Equity attributable to Electrocore LLC and electroCore, Inc.,		Total
	Preferred Units		Preferred Units		Units		Stock		paid-in	Accumulated	comprehensive	subsidiaries	Noncontrolling	equity/
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	capital	deficit	income	and affiliate	interest	(deficit)
Balances as of December 31, 2017	70,918,506	$53,518,463	105,186,020	$68,755,544	218,982,140	$40,180,619	—	$—	$22,596,485	$(152,928,928)	$80,213	$(90,071,611)	$604,055	$(89,467,556)
Net loss attributable to Electrocore, LLC subsidiaries and affiliate	—	—	—	—	—	—	—	—	—	(9,498,540)	—	(9,498,540)	55,005	(9,443,535)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(139,261)	(139,261)	—	(139,261)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(49,920)	(49,920)
Stock and Unit-based compensation	—	—	—	—	—	—	—	—	267,145	—	—	267,145	—	267,145
Balances as of March 31, 2018	70,918,506	$53,518,463	105,186,020	$68,755,544	218,982,140	$40,180,619	—	$—	$22,863,630	$(162,427,468)	$(59,048)	$(99,442,267)	$609,140	$(98,833,127)

Net loss attributable to electroCore, LLC subsidiaries and affiliate	—	—	—	—	—	—	—	—	—	(11,619,797)	(5,085)	(11,624,882)	5,085	(11,619,797)
Reclass of accumulated deficit to APIC	—	—	—	—	—	—	—	—	(174,047,265)	174,047,265	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	105,873	105,873	(5,085)	100,788
Conversion of Series A preferred units to common stock	(70,918,506)	(53,518,463)	—	—	—	—	3,939,917	3,940	53,514,523	—	—	53,518,463	—	53,518,463
Conversion of Series B preferred units to common stock	—	—	(105,186,020)	(68,755,544)	—	—	5,843,668	5,844	68,749,700	—	—	68,755,544	—	68,755,544
Conversion of members common units to common stock	—	—	—	—	(218,982,140)	(40,180,619)	12,099,280	12,099	40,168,520	—	—	—	—	—
Stock dividend issued to Series A preferred holders	—	—	—	—	—	—	241,939	242	3,628,850	(3,629,092)	—	—	—	—
Common stock issued related to initial public offering	—	—	—	—	—	—	5,980,000	5,980	89,692,675	—	—	89,698,655	—	89,698,655
Issuance costs related to initial public offering	—	—	—	—	—	—	—	—	(12,012,086)	—	—	(12,012,086)	—	(12,012,086)
Reclass of warrant liability to equity	—	—	—	—	—	—	—	—	4,110,467	—	—	4,110,467	—	4,110,467
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	26,469	26,469
Stock issued upon conversion of profit interests	—	—	—	—	—	—	1,345,230	1,345	—	—	—	1,345	—	1,345
Stock and Unit-based compensation	—	—	—	—	—	—	—	—	5,364,448	—	—	5,364,448	—	5,364,448
Net loss attributable to electroCore, Inc., subsidiaries and affiliate	—	—	—	—	—	—	—	—	—	(6,162,299)	—	(6,162,299)	—	(6,162,299)
Balances as of June 30, 2018	—	$—	—	$—	—	$—	29,450,034	$29,450	$102,033,462	$(9,791,391)	$41,740	$92,313,261	$635,609	$92,948,870

See accompanying notes to unaudited consolidated financial statements

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Changes in Convertible Preferred Units, Members’ (Deficit) and Stockholders’ Equity

(Unaudited)

	Common		Additional		Accumulated other	(Deficit)/Equity attributable to Electrocore LLC and electroCore, Inc.,		Total
	Stock		paid-in	Accumulated	comprehensive	subsidiaries	Noncontrolling	equity/
	Shares	Amount	capital	deficit	income	and affiliate	interest	(deficit)
Balances as of December 31, 2018	29,450,035	$29,450	$103,791,013	$(38,331,215)	$60,843	65,550,091	$635,610	$66,185,701
Net loss	—	—	—	(13,861,530)	—	(13,861,530)	—	(13,861,530)
Other comprehensive income	—	—	—	—	83,713	83,713	—	83,713
Issuance of warrants in settlement of lawsuit	—	—	16,692	—	—	16,692	—	16,692
Stock based compensation (net of forfeitures)	183,205	183	743,849	—	—	744,032	—	744,032
Balances as of March 31, 2019	29,633,240	$29,633	$104,551,554	$(52,192,745)	$144,556	$52,532,998	$635,610	$53,168,608

Net loss	—	—	—	(12,100,520)	—	(12,100,520)	—	(12,100,520)
Other comprehensive income	—	—	—	—	(39,098)	(39,098)	—	(39,098)
Stock based compensation (net of forfeitures)	(51,549)	(52)	726,851	—	—	726,799	—	726,799
Balances as of June 30, 2019	29,581,691	$29,581	$105,278,405	$(64,293,265)	$105,458	$41,120,179	$635,610	$41,755,789

See accompanying notes to unaudited consolidated financial statements

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss from operations	$(25,962,050)	$(27,225,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants and embedded derivative	—	1,870,923
Stock/unit-based compensation	1,470,831	5,631,593
Depreciation and amortization	53,632	21,064
Amortization of marketable securities discount	(358,640)	—
Cloud computing arrangement implementation costs	(969,424)	—
Net noncash lease expense	254,524	—
Noncash portion of litigation settlement	16,692	—
Other	(49,458)	19,062
Changes in operating assets and liabilities:
Accounts receivable, net	(233,370)	(195,028)
Inventories	(3,049,607)	(424,162)
Prepaid expenses and other current assets	1,310,587	(2,286,602)
Accounts payable	(141,786)	843,637
Accrued expense and other current liabilities	(58,340)	803,831
Deferred rent	—	(27,524)
Net cash used in operating activities	(27,716,409)	(20,968,837)
Cash flows from investing activities:
Purchase of marketable securities	(20,290,317)	(10,434,519)
Proceeds from maturities of marketable securities	49,266,223	26,916,375
Purchases of property and equipment	(72,825)	(229,774)
Net cash provided by investing activities	28,903,081	16,252,082
Cash flows from financing activities:
Sale of common stock, net of related expenses	—	79,895,818
Net cash provided by financing activities	—	79,895,818
Effect of changes in exchange rates on cash and cash equivalents	(54,972)	(45,413)
Net increase in cash and cash equivalents	1,131,700	75,133,650
Cash and cash equivalents – beginning of period	7,600,284	13,224,194
Cash and cash equivalents – end of period	$8,731,984	$88,357,844

Supplemental schedule of noncash activity:
Prepaid lease payments included in right of use assets	$68,059	$—
Capitalized cloud computing arrangement costs included in accrued expenses and other liabilities	$145,144	$—
Series A preferred nits converted to common stock	$—	$53,518,463
Series B units converted to common stock	$—	$68,755,544
Members common units converted to common stock	$—	$40,180,619
Reclass of warrant liability to additional paid in capital	$—	$4,110,467
Reclass of deferred financing costs to additional paid in capital	$—	$856,985
Deferred financing costs included in accounts payable	$—	$2,939
Deferred financing costs included in accrued expenses	$—	$1,355,305
Stock dividend distribution in connection with IPO	$—	$3,629,092

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Corporate Organization and Company Overview

Company Overview

electroCore, Inc. is a commercial-stage bioelectronic medicine company, engaged in the commercialization and development of a range of patient-administered non-invasive Vagus Nerve Stimulation (“nVNS”) therapies initially focused on the treatment of multiple conditions in neurology and rheumatology. electroCore was founded in 2005 and its focus currently is on primary headache conditions (migraine and cluster headache).

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) that provided the principles for the recognition, measurement, presentation and disclosure of leases. The guidance amended the existing accounting standards, including the requirement that lessees recognize right-of-use assets and lease liabilities for leases with terms greater than 12 months in their consolidated balance sheets. Additional guidance and targeted improvements to the February 2016 ASU were made through the issuance of supplementary ASUs in July 2018, December 2018 and March 2019. The Company refers to all three ASUs collectively as the “new lease standard.”

The Company adopted the new lease standard on January 1, 2019 and applied it to leases that were in place on the effective date. Results for reporting periods beginning January 1, 2019 are presented under the new lease standard.

The new lease accounting guidance permits companies to utilize certain practical expedients in their implementation of the new standard. The Company elected this package of practical expedients and was therefore not required to reassess the following upon adoption: (i) whether an expired or existing contract met the definition of a lease; (ii) the lease classification at January 1, 2019 for existing leases; and (iii) whether leasing costs previously capitalized as initial direct costs would continue to be amortized. This allowed the Company to continue to account for its existing office space leases as operating leases. Upon adoption, the Company did not have an adjustment to the opening balance of retained earnings due to the election of these practical expedients.

At January 1, 2019, the Company recognized Lease Right-of-Use (“ROU”) Assets and Lease Liabilities, principally for its office space leases, in which it is the lessee, on the Consolidated Balance Sheets. (See Note 10. Leases)

(d)	Recent Accounting Pronouncements Not Yet Adopted

The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on the financial statements.

Note 4. Risks and Uncertainties

The Company’s cash requirements for 2019 and beyond include expenses related to the commercialization of its products, as well as the continuing development and clinical evaluation of its products and therapies. As of June 30, 2019 the Company had working capital (current assets less current liabilities) of $40.1 million.65.6 million

On June 21, 2018, the Company closed the IPO of 5,980,000 shares of common stock at a price of $15.00 per share with net proceeds of $77.5 million, net of underwriting discount and other offering expenses.  As a public company, additional future liquidity needs will include costs to comply with the requirements of being a public company.

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

The Company primarily sells to one specialty pharmaceutical distributor in the United States. At June 30, 2019 and December 31, 2018, the accounts receivable related to this distributor was $343,850 and $195,730, respectively.

Note 5. Revenue Recognition

Performance Obligations

Revenue, net of distribution discounts, vouchers, rebates, and co-payment assistance is solely generated from the sales of the gammaCore products. Revenue is recognized when delivery of the product is completed. The Company deems control to have transferred upon the completion of delivery because that is the point in which (1) it has a present right to payment for the product, (2) it has transferred the physical possession of the product, (3) the customer has legal title to the product, (4) the customer has risks and rewards of ownership and (5) the customer has accepted the product. After the products have been delivered and control has transferred, the Company has no remaining unsatisfied performance obligations.

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

In October 2018, the Company launched its Partners for Coverage program that allows eligible commercial insurance patients uninterrupted access to gammaCore for up to two months while insurance coverage is being pursued.  In February 2019, this program was modified to provide therapy to patients for up to 12 months while insurance coverage is being pursued.  Patients receive no-charge units during this period.  For the three and six months ended June 30, 2019, no-charge units equivalent to $2.1 million and $3.7 million, respectively, in sales of gammaCore Sapphire and gammaCore Sapphire refill kits were dispensed that are not reflected in net sales.  For the three and six months ended June 30, 2018, no-charge units equivalent to $0.9 million and $1.3 million, respectively, in sales of gammaCore were dispensed that are not reflected in net sales.

In addition, reimbursement for co-payments made by patients under the co-payment assistance program is also considered variable consideration.  Beginning in February 2019, eligible patients could receive a reduction of up to $300 from the cost of the first month of therapy and a reduction of up to $250 from the cost of each refill for a maximum of 12 months.  For the three and six months ended June 30, 2019, net product sales reflect a reduction of $24,352 and $38,392, respectively, for the reduction from the cost of therapy under the co-payment assistance program. For the three and six months ended June 30, 2018, net product sales reflect a reduction of $10,518 and $39,725 respectively, for the reduction from the cost of therapy under the co-payment assistance program

In accordance with Company policy, no allowance for product returns has been provided. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the three and six months ended June 30, 2019 and 2018, the replacement costs were immaterial.

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

Disaggregation of Net Sales

The following table provides additional information pertaining to net sales disaggregated by geographic market for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Geographic Market
United States	$438,235	$320,242	$714,700	$329,848
United Kingdom	155,203	50,781	245,787	115,763
Germany	25,503	16,654	61,339	17,459
Other	3,802	5,549	10,518	11,343
Total Net Sales	$622,743	$393,226	$1,032,344	$474,413

Note 6.  Cash, Cash Equivalents and Marketable Securities

The following tables summarizes the Company’s cash, cash equivalents and marketable securities as of June 30, 2019 and December 31, 2018.

As of June 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$8,731,761	$223	$—	$8,731,984

Corporate Debt Securities	$6,990,800	$3,270	$—	$6,994,070
Commercial Paper	1,979,544	1,576	—	1,981,120
U.S. Treasury Bonds	23,418,629	9,694	(1,283)	23,427,040
Total marketable securities	$32,388,973	$14,540	$(1,283)	$32,402,230

Total cash, cash equivalents, and marketable securities	$41,120,734	$14,763	$(1,283)	$41,134,214

As of December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$7,600,284	$—	$—	$7,600,284

Corporate Debt Securities	$18,961,145	$—	$(25,888)	$18,935,257
Commercial Paper	6,970,867	—	(4,927)	6,965,940
U.S. Treasury Bonds	35,074,005	—	(12,115)	35,061,890
Total marketable securities	$61,006,017	$—	$(42,930)	$60,963,087

Total cash, cash equivalents, and marketable securities	$68,606,301	$—	$(42,930)	$68,563,371

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
June 30, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$8,731,984	$8,731,984	$—	$—
Marketable Securities:
Corporate Debt Securities	6,994,070	6,994,070	—	—
Commercial Paper	1,981,120	1,981,120	—	—
U.S. Treasury Bonds	23,427,040	23,427,040	—	—
Total	$41,134,214	$41,134,214	$—	$—

December 31, 2018
Assets
Cash and cash equivalents	$7,600,284	$7,600,284	$—	$—
Marketable Securities:
Corporate Debt Securities	18,935,257	18,935,257	—	—
Commercial Paper	6,965,940	6,965,940	—	—
U.S. Government Sponsored Agencies	35,061,890	35,061,890	—	—
Total	$68,563,371	$68,563,371	$—	$—

The carrying amount of the Company’s receivables and payables approximate their fair values due to their short maturities, and therefore their fair value information is not included in the above table.

Note 8.  Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost is determined on a first-in first-out basis.

	June 30,	December 31,
	2019	2018
Raw materials	$1,176,286	$821,704
Work in process	3,426,338	951,695
Finished goods	396,386	176,003
	$4,999,010	$1,949,402

Note 9.  Property and Equipment – Net

Property and equipment, net, as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Machinery and equipment	$393,154	$424,146
Furniture and fixture	309,895	286,268
Computer equipment	20,783	20,783
Leasehold Improvements	8,880	—
Property and equipment - gross	732,712	731,197
Less accumulated depreciation and amortization	(333,286)	(350,293)
Property and equipment - net	$399,426	$380,904

During the six months ended June 30, 2019, there was a write-off of $70,639 for fully depreciated lab and production equipment and office furniture. During the six months ended June 30, 2018, there was a write-off of $27,204 for fully depreciated assets held by the Company’s Bermuda and Australian subsidiaries.

Depreciation and amortization expense for the three and six months ended June 30, 2019 was $25,522 and $53,632, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2018 was $10,668 and $21,064, respectively

Note 10.  Leases

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

The Company’s leases have remaining lease terms of approximately three to five years, some of which include options to extend the leases for up to an additional five years.  At the time of adoption of the ASU, for the leases for the office space in Basking Ridge New Jersey and the manufacturing and warehouse space in Rockaway New Jersey, the Company recognized the options to renew the leases as part of the right of use asset and the lease liability as the Company deemed that the renewal options were reasonably certain to be exercised. However, due to the Company’s decision to implement a comprehensive redeployment and cost reduction plan announced on May 29, 2019, the Company determined the renewal option for the office space at the Basking Ridge location is no longer reasonably certain to be exercised. The Company remeasured the Basking Ridge right of use asset and the lease liability beginning June 1, 2019 utilizing the newly expected lease term.

The incremental borrowing rate used to determine the net present value of the leases at inception was 9.75%.  This is the incremental borrowing rate that represents the rate of interest that the Company would expect to pay to borrow an amount equal to the lease payments under similar terms. As the Company does not borrow on a collateralized basis, our non-collateralized borrowing rate is used as an input in deriving the incremental borrowing rate.  Following the comprehensive redeployment and cost reduction plan announcement and as required in the lease remeasurement process under Topic 842, the incremental borrowing rate was reassessed and increased to 13.75% at the time of remeasurement. The remeasurement updated the net present value of all operating leases from inception using the new discount rate at June 1, 2019.

For the three months ended June 30, 2019 and 2018, the Company recognized lease expense of $213,631 and $125,102, respectively.  For the six months ended June 30, 2019 and 2018, the Company recognized lease expense of $413,285 and $247,920, respectively. These payments do not include non-lease components as the Company elected not to include those payments as part of our lease expense.

The tables below provide the details of the right of use assets and lease liabilities:

Supplemental Balance Sheet Information for Operating Leases

June 30, 2019
Operating leases:
Operating lease right of use assets	$1,665,848
Operating lease liabilities:
Current portion of operating lease liabilities	383,497
Noncurrent operating lease liabilities	1,679,590
Total operating lease liabilities	$2,063,087
Weighted average remaining lease term (in years)	5.9
Weighted average discount rate	13.75%

Supplemental Statement of Cash Flows Information for Operating Leases

Six months ended June 30, 2019
Noncash lease expense	151,771
Change in operating lease liabilities	102,753

Future minimum lease payments under non-cancellable operating leases as of June 30, 2019:

Remainder of 2019	$290,205
2020	712,076
2021	690,358
2022	337,254
2023	142,892
2024 and thereafter	822,304
Total future minimum lease payments	2,995,089
Less: Amounts representing interest	(932,002)
Total	$2,063,087

Total lease expense, in accordance with the superseded lease standard was approximately $496,055 for 2018. Future minimum lease payments under non-cancellable operating leases as of December 31, 2018:

Year ended December 31, 2019	$576,743
2020	714,616
2021	692,893
2022	737,324
2023 and thereafter	3,696,796
Total	$6,418,372

Note 11. Other Assets

In 2018, the Company entered into a contract to obtain a cloud computing arrangement (“CCA”).  In accordance with ASU 2018-15, the implementation costs incurred in the CCA are deferred and recognized as other assets and will be amortized to expense over the noncancelable term of the arrangement.  The Company incurred $328,727 and $826,918 in CCA costs for the three and six months ended June 30, 2019, respectively, and $395,404 in the last quarter of 2018. The implementation of this CCA is expected to be completed in the third quarter of 2019.

Note 12.  Accrued Expenses

Accrued expenses as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Accrued professional fees	1,357,089	1,273,249
Accrued bonuses	758,878	2,152,264
Restructuring and severance accrual	921,036	—
Inventory purchases	491,467	—
Other accrued expenses	932,436	948,588
	$4,460,906	$4,374,101

Note 13.  Net Loss Per Share

Stock options have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the treasury stock method.  As described in Note 14, Corporate Conversion and Equity, on June 21, 2018, electroCore, Inc. completed a Corporate Conversion as well as its IPO to, among other things, provide for a single class of common stock of electroCore Inc., in exchange for the previous Convertible Preferred Units and Common Units of the Company.  This conversion changed the relative ownership of electroCore, Inc. such that retroactive application of the conversion to periods prior to the IPO for the purposes of calculating loss per share would not be meaningful.

Prior to the Corporate Conversion, the Company’s ownership structure included several different types of LLC interests including preferred stock, common units and Profits Interests (see Note 14, Corporate Conversion and Equity).  The Company analyzed the calculation of earnings per unit for periods prior to the Corporate Conversion and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements.  Therefore, earnings per share information has not been presented for periods prior to the Corporate Conversion on June 21, 2018

The following table sets forth the numerators and denominators used to compute basic and diluted earnings per share of the common stock:

	For the three months ended June 30, 2019	For the six months ended June 30, 2019	For the period from June 21 to June 30, 2018
Numerator – Basic and Diluted
Net loss attributable to electroCore, Inc. subsidiaries and affiliate	$(12,100,520)	$(25,962,050)	$(6,162,299)
Denominator – Basic and Diluted
Weighted average shares of common stock outstanding	29,341,574	29,330,442	29,261,942
Net loss per common share, Basic and Diluted	$(0.41)	$(0.89)	$(0.21)

Note 14. Corporate Conversion and Equity

On June 21, 2018, the Company completed the Corporate Conversion.  Pursuant to the certificate of incorporation effected in connection with the Corporate Conversion, the Company’s authorized capital stock consists of 500 million shares of common stock, par value $0.001 per share and 10 million shares of preferred stock, par value $0.001 per share.  As a result of this conversion and related IPO, 29,450,034 shares of common stock and zero shares of preferred stock were issued.  Prior to the Corporate Conversion of the Company, the Operating Agreement permitted the issuance of four classes of Units - Series A Preferred Units, Series B Preferred Units, Series B-1 Preferred Units and Common Units. Except as otherwise provided in the Operating Agreement, each member was entitled to one vote for each Unit held and the Units of all classes and series voted together as a single class on all matters (on an as converted to Common Unit basis).

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
•

holders of Profits Interests who were employees or consultants at the time of the corporate conversion received options to purchase an aggregate of 2,141,751 shares of common stock, with an exercise price of $15.00 which was equal to the IPO price.

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

The Series A Preferred Units were converted into common stock mandatorily immediately prior to the IPO as outlined in the amended and restated Operating Agreement, and then subject to a 1:18 stock conversion.

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

Note 15. Income Taxes

There is no provision for income taxes for the three and six months ended June 30, 2019.  The Company has incurred U.S. operating losses since inception and has not incurred any other income taxes.  Prior to the Corporate Conversion on June 21, 2018, the Company was a limited liability company in the U.S., which is treated as a partnership for Federal and state income tax purposes. Accordingly, the Company was not subject to U.S. income taxes until its conversion.

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

The following table presents the activity related to stock options for the six months ending June 30, 2019. The options generally vest over a four-year period.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 1, 2019	2,228,904	$14.89
Granted	1,317,377	6.43
Exercised	—	—
Cancelled	(774,072)	13.63
Outstanding, June 30, 2019	2,772,209	$11.22	8.9

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three and six months ended June 30, 2019 was estimated at the grant date using the Black Scholes option pricing model with the following assumptions:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Risk-Free Interest Rate (%)	1.87 - 2.41	1.87 - 2.60
Expected Volatility (%)	84.88 - 99.77	78.97 - 99.77
Expected Term (Years)	5.0 - 6.1	0.7 - 6.2
Expected Dividend Yield (%)	0.0	0.0

The following table presents the activity related to restricted stock awards for the six months ending June 30, 2019. The restricted stock granted generally vest over a four-year period:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding January 1, 2019	1,342,710	$15.00
Granted	204,088	6.90
Converted	—	—
Cancelled	(71,719)	8.70
Outstanding, June 30, 2019	1,475,079	$14.19

The following table presents the activity related to restricted stock unit awards for the six months ending June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2019	79,998	$15.00
Granted	1,274,415	2.62
Converted	—	—
Cancelled	—	—
Outstanding, June 30, 2019	1,354,413	$3.08

        The Company recognized stock compensation for its equity awards as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Selling, general and administrative	$669,741	$1,108,501
Research and development	62,422	338,978
Cost of goods sold	(5,363)	23,352
	$726,800	$1,470,831

Total unrecognized compensation cost related to unvested awards as of June 30, 2019 was $9.7 million and is expected to be recognized over the next 3.8 years.

Note 18. Employee Stock Purchase Plan

Employee Stock Purchase Plan

On January 1, 2019, the Company adopted the 2019 Employee Stock Purchase Plan, which was approved by stockholder vote at the 2019 Annual Meeting of Stockholders held on June 7, 2019. The plan provides eligible employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions, which are included in other current liabilities until they are used to purchase Company shares. Eligible employees participating in the bi-annual offering period can choose to have up to the lesser of 15% of their annual base earnings or the IRS annual share purchase limit of $25,000 in aggregate market value to purchase shares of the Company’s common stock. The purchase price of the stock is the lesser of (i) 85% of the closing market price on the date of purchase and (ii) the closing market price at the beginning of the bi-annual offering period.

The maximum number of shares reserved for delivery under the plan is:

(a)	300,000 shares, plus
(b)

an annual increase to be added as of the first day of the Company’s fiscal year, beginning in 2020 and occurring each year thereafter through 2029, equal to 1% of the total number of shares of Common Stock issued and outstanding on a fully-diluted basis as of the end of the Company’s immediately preceding fiscal year (or such lesser number of shares, including no shares, determined by the administrator of the plan); provided, however, that the aggregate number of additional Shares available for issuance pursuant to this paragraph (b) will not exceed a total of 4,500,000 shares.

The common stock issuable in respect of the first bi-annual period under the plan will be issued to eligible participating employees during the third quarter of 2019. The expense in connection with the plan for the three and six months ended June 30, 2019 was immaterial.

Note 19.  Commitments and Contingencies

Stockholders Litigation

In July and August of 2018, purported stockholders of the Company filed separate class action lawsuits against the Company and its directors in the Superior Court of New Jersey. The plaintiffs allege certain violations of the securities laws in connection with the Company’s initial public offering that occurred in June 2018. The complaints seek unspecified compensatory damages, interest, costs and attorneys’ fees. The Company intends to vigorously defend itself; however, in light of, among other things, the preliminary stage of the litigation, the Company is unable to determine the reasonable probability of loss or a range of potential loss. Accordingly, the Company has not established an accrual for potential losses, if any, that could result from an unfavorable outcome.

Claim from Lifehealthcare Pty Ltd.

The Company was party to a joint venture arrangement (JV Arrangement) in Australia with Lifehealthcare Pty Ltd (LHP).  In 2017, the parties agreed to terminate the JV Arrangement.  In March 2019, the Company received a letter from LHP alleging certain breaches by the Company under the JV Arrangement, primarily arising out of the Company’s alleged failure to notify LHP of the Company’s IPO.  The Company strongly disputes these allegations and notified LHP in writing in April 2019 of its position on this matter and its intent to vigorously defend itself against these claims. The Company has received no further communications from LHP in the intervening three months. Although no assurance can be given that LHP will not pursue this matter further, the financial impact, if any, in connection with any potential resolution of this matter is not expected to be material.

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

Note 20.  Restructuring Charges and Other-Related Charges

Restructuring charges

On May 29, 2019, the Company announced significant adjustments to the deployment of personnel and resources across the organization. The effort was intended to focus the Company on currently available and near-term revenue opportunities and on clinical programs specifically designed to expand the gammaCore product labeling. To achieve this goal, the Company has reduced the size of its organizational structure, including its field sales force and clinical operations.

The costs associated with this initiative primarily represent severance and other costs associated with employee terminations, the majority of which will be settled in cash, and totaled approximately $850,000. During the three months ended June 30, 2019, as part of this process, the Company formally communicated the termination of employment to approximately 31 employees, and as of June 30, 2019, the Company had terminated all of these employees. As of June 30, 2019, the Company has accrued liabilities of $695,000 in connection with the remaining unpaid obligations related to the restructuring charges.

Other Related Charges

Officer Separation Costs

On June 10, 2019, Frank Amato, the Company’s Chief Executive Officer, offered his resignation. The Company entered into a Separation Agreement with Mr. Amato, pursuant to which he will remain as Chief Executive Officer and a member of the Board until the earlier of such time as a new chief executive officer is hired and September 30, 2019, subject to extension by mutual agreement. The agreement also provides that at the effective date of Mr. Amato’s ultimate separation, he will receive a severance payment of $800,000 in a lump sum payment. In addition, all options to purchase Company common stock and restricted stock units held by Mr. Amato will continue to vest and be exercisable and settled in accordance with the applicable agreements pursuant to which they were granted and provided Mr. Amato fulfills his obligations under the Agreement up to his separation date, all such grants will fully vest as of the separation date and all then-vested options will be exercisable until the one year anniversary of the separation date.

Since Mr. Amato is expected to provide substantial services to the Company, the Company intends to recognize all costs related to the agreement over the period from June 10, 2019 to the earlier of the hiring of a new CEO or September 30, 2019. In connection with the agreement, the Company recorded a charge of $143,000 for the three months ended June 30, 2019.

Note 21.  Subsequent Events

Finance and Security Agreement

On July 1, 2019, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (‘the Agreement”). The Agreement provides for a single borrowing to the Company of $807,346, has a seven-month term, and an annual interest rate of 2.99%. The proceeds from this transaction were used to partially fund the premiums due under some of the Company’s insurance policies. The amounts payable are secured by the Companies rights under such policies.

Dissolution of Subsidiary

The Company is in the process of completing the dissolution of its inactive wholly-owned subsidiary, electroCore Bermuda, Ltd., which is expected to be completed in the third quarter of 2019.

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

Overview

We are a commercial stage bioelectronic medicine company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy. nVNS is a platform therapy that modulates neurotransmitters and immune function through its effects on both the peripheral and central nervous systems. We are initially focused on neurology and our therapy, gammaCore, is cleared by the U.S. Food and Drug Administration, or FDA, for use by adults for the following three neurology indications: the acute treatment of pain associated with each of migraine and episodic cluster headache; and the prevention of cluster headaches. In neurology, we intend to pursue further label expansions to include prevention of migraine. Our ATOM trial to pursue label expansion into migraine in adolescents is currently on hold pending further developments in the Company’s business plan, as described below in “Recent Developments.” Finally, we are considering the potential for new indications in several additional indications as our nVNS technology is being broadly studied in a number of investigator-initiated studies.

gammaCore is the first FDA-cleared, prescription-only non-invasive VNS therapy. Historically, vagus nerve stimulation or VNS, required a highly invasive surgical procedure to permanently implant a costly medical device. These limitations prevented VNS from being used, other than for the most severe patients. Our lead product, gammaCore Sapphire, is a proprietary, simple-to-use handheld delivery system intended for multi-year use prescribed on a monthly basis and is both rechargeable and reloadable via individualized radio-frequency identification, or RFID, cards. gammaCore Sapphire permits patients to self-administer doses of nVNS on an as-needed basis for acute treatment, or at regular intervals for prevention therapy.

Non-invasive delivery of VNS or nVNS by our gammaCore Sapphire is enabled by a proprietary high-frequency burst waveform that safely and comfortably passes through the skin and stimulates targeted A-fibers in the vagus nerve. Multiple published studies suggest that VNS works through the modulation of neurotransmitters and has a measurable effect similar to several classes of commonly prescribed medications, including selective serotonin reuptake inhibitors, serotonin norepinephrine reuptake inhibitors, and GABA analogues. Research also indicates that VNS, including gammaCore, moderates the inflammatory response producing a measurable reduction in inflammatory cytokine production.

VNS works through suppressing neural circuits involved in pain sensation and neuroexcitatory activity in the brain, modulating the release of a variety of neurotransmitters, inducing changes in the autonomic signaling and inducing anti-inflammatory effects.

In January 2018, the FDA cleared our gammaCore therapy for the acute treatment of pain associated with migraine in adults. Migraine is a debilitating primary headache condition that affects approximately 12% of the adult population. Some reports suggest that up to 60% of migraine suffers are dissatisfied with, or have contraindications to, the current standard of care treatments for migraine, such as “triptan” medications. In April 2017, the FDA cleared gammaCore for the acute treatment of pain associated with episodic cluster headache (“CH”) and in December 2018, the FDA cleared gammaCore for the prevention of CH. CH is an extremely painful form of headache affecting approximately 350,000 people in the United States. Prior to gammaCore, injectable sumatriptan was the only FDA-approved, commercially available acute CH treatment, and there was no FDA approved therapy for the prevention of CH; gammaCore remains the only FDA-cleared treatment available as both an acute and preventative therapy for CH. According to a 2016 market research survey, 87% of respondents reported dissatisfaction with the then-available treatment options for managing CH.

The first three clearances of our gammaCore therapy were facilitated by the FDA’s creation of a new regulatory category: External Vagus Nerve Stimulator for Headache (21 CFR 882-5892). Based on this category’s description, we anticipate that some additional label expansions may be possible through the pathway under Section 510(k) of the Federal Drug and Cosmetic Act. In July 2019, the FDA accepted for review our 510(k) premarket notification for a new indication for use of gammaCore for the prevention of migraine. We expect to receive the FDA’s decision by the end of 2019. Because the new indication of migraine prevention is supported largely by the Premium 1 study, which showed a trend in favor of gammaCore over a sham device in reducing the number of migraines per month but failed to achieve statistical significance, the FDA may not clear gammaCore for this use based on the Premium 1 results. Accordingly, we continue to enroll subjects in the Premium 2 clinical trial to support the label expansion for migraine prevention, if necessary, and to support the commercialization of gammaCore as a migraine prevention therapy should this indication receive FDA clearance. We expect to complete enrollment in Premium 2 the first half of 2020.

Our Therapy Delivery Platform

Our gammaCore therapy is the first and only treatment that non-invasively activates the therapeutically relevant fibers in the cervical trunk of the vagus nerve, using proprietary signals delivered in two-minute doses that are capable of passing through skin while minimizing the activation of skin pain receptors.

Our therapy is prescription-only, and patients self-administer discrete doses using a handheld unit. gammaCore Sapphire is a non-disposable, rechargeable and reloadable option for patients, with the therapy being dispensed through a prescription from a specialty pharmacy. After the initial prescription is filled, access to therapy is refilled monthly through the input of a unique, prescription-only authorization code. This code is currently delivered in the form of an RFID card, dispensed by mail by our specialty pharmacy distribution partner. In the future this refill may be dispensed directly through the internet using Bluetooth technology.

The prior iteration of the gammaCore delivery device was not reloadable and rechargeable and was supplanted by the gammaCore Sapphire during the third quarter of 2018. While we do not intend to market the non-reloadable, disposable version of our gammaCore product in markets where the gammaCore Sapphire is launched, in select cases, we may continue to use the prior gammaCore product, such as in clinical studies where a rechargeable version is not necessary. Certain customers, such as the Veterans Administration and the Department of Defense, may also continue to use the prior iteration of the gammaCore delivery device.

We have never been profitable and have incurred net losses in each year since our inception.  Our net loss from operations for the six months ended June 30, 2019 and 2018 was $26.0 million and $27.2 million, respectively.  As of June 30, 2019, our accumulated deficit was $64.3 million. We expect to continue to incur substantial net losses and negative cash flows from operations for at least the next several years. We intend to continue to make targeted investments in building our U.S. commercial infrastructure. We also intend to continue to make targeted investments in research and development to expand our gammaCore therapy.

We face a variety of challenges and risks that we will need to address and manage as we pursue our strategy, including our ability to develop and retain an effective sales force, achieve market acceptance of gammaCore among physicians, patients and third-party payors, and expand the use of gammaCore to additional therapeutic indications.

Because of the numerous risks and uncertainties associated with our commercialization efforts, as well as research and clinical development activities, we are unable to predict the timing or amount of increased expenses, or when, if ever, we will be able to achieve or maintain profitability. Even if we are able to increase sales of gammaCore, we may not become profitable. If we fail to become profitable or are unable to sustain profitability, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations.

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $41.1 million. Based on our available cash resources and cash flow projections, we believe we have sufficient funds to continue operations for at least the next 12 months and currently anticipate that there will be adequate resources to fund our operations into the beginning of 2021. See “—Liquidity and Capital Resources.”

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

Recent Developments

On May 29, 2019, the Company announced significant adjustments to the deployment of personnel and resources across the organization. The effort was intended to focus the Company on currently available and near-term revenue opportunities and on clinical programs specifically designed to expand the gammaCore product labeling. To achieve this goal, the Company has reduced the size of its organization, including its field sales force and clinical operations. The Company is focusing its resources on high-value geographic and other sales territories where the current prescriber base and regional payer coverage are most concentrated including:

(i) regional payers, some of whom have recently amended their policies to permit reimbursement for electroCore’s principal offering, gammaCore who have covered lives that are highly concentrated in specific targeted geographic regions;

(ii) the Veterans Administration and Department of Defense, covered under the Federal Supply Schedule contract secured by the Company in December 2018, which has a significant patient population that can benefit from gammaCore;

(iii) the United Kingdom, where a recent award from the Innovative Technology Program of the National Health Service and potential guidance from the National Institute for Health and Care Excellence offers the potential to generate revenue from the treatment of cluster headache; and

(iv) other potential revenue opportunities, such as in workers compensation and personal automobile injury protection claims through our distribution agreement with Doctor’s Medical, LLC announced in August 2019.

The Company has also postponed certain clinical trials in indications that are more exploratory in nature and is concentrating its resources on opportunities to broaden the gammaCore label to include migraine prevention. The Company has also reduced its medical affairs activities consistent with its current focus.

On May 31, 2019, we entered into a separation and release agreement with Joseph P. Errico (the “Errico Agreement”), our former Chief Science & Strategy Officer. The Errico Agreement became effective on June 8, 2019. Mr. Errico continues to serve on our board of directors, and has agreed to provide, upon request, up to 10 hours per month of reasonable transition services until August 31, 2019 for no additional compensation.

On June 10, 2019, Frank Amato, our Chief Executive Officer, offered his resignation to the Board. We entered into a Separation Agreement with Mr. Amato, pursuant to which he will remain as Chief Executive Officer and a member of the Board until the earlier of such time as a new chief executive officer is hired and September 30, 2019, subject to extension by mutual agreement. (See Note 20. Restructuring Charges and Other-Related Charges)

In July and August of 2018, purported stockholders of the Company filed separate class action lawsuits against the Company and its directors in the Superior Court of New Jersey. The plaintiffs allege certain violations of the securities laws in connection with the Company’s initial public offering that occurred in June 2018. For more information about the pending litigation, see below in Part II, Item 1: Legal Proceedings.

Components of Our Results of Operations

Net Sales

US Commercial Payer Sales

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

We have implemented physician education and promotional programs with three goals: to provide patients therapy at no charge; to demonstrate to physicians the benefits of gammaCore therapy; and to prompt U.S. commercial payers to provide pharmacy benefit coverage for the product as a result of their observation of patient demand for the therapy.

Our current promotional program, Partners for Coverage allows eligible commercial insurance patients uninterrupted access to gammaCore for up to 12 months while insurance coverage is being pursued.

These programs have resulted in significant increases in prescriptions for gammaCore and has prompted negotiations with commercial payers, resulting in non-preferred medical and pharmacy reimbursement in approximately 10 million lives and medical exception coverage for an additional 30 million pharmacy benefit lives in the first quarter of 2019. Most of these prescriptions, however, have been for free goods, and the initiation of reimbursement by some of these organizations has been complex and slow to ramp up, thereby resulting in modest revenue growth. In May 2019, we therefore, reduced our field sales force until greater progress can be made with commercial payers.

We still believe we can grow the number of commercial covered lives in 2019 and beyond and our managed care team remains engaged with the goal to continue to obtain addition commercial payer coverage for gammaCore.  Our goal is to achieve a target of 100 million total covered lives by the end of the first quarter of 2020. However, there can be no guarantee that covered lives will translate into revenue or profitability for the Company.

We primarily sell to one specialty pharmaceutical distributor for our U.S. commercial payor sales.

Veterans Administration and Department of Defense

In January 2019, we announced that we had been awarded a five-year Federal Supply Schedule Medical Equipment and Supply contract, which makes gammaCore available to over 21 million patients whose care is administered by the Department of Veterans Affairs and the Department of Defense.

United Kingdom

On May 6, 2019, we announced that gammaCore was selected as one of eight innovative technologies by the National Health Service’s Innovative Technology Program. The award provides for additional reimbursement of gammaCore by the National Health Service.

On July 9, 2019, we announced that the United Kingdom’s National Institute for Health and Care Excellence (“NICE”) recently issued draft guidance regarding the use of gammaCore for cluster headache. The draft guidance highlights the potential economic savings of gammaCore and its potential to effectively treat cluster headache for approximately 25,000 people in the United Kingdom. NICE will solicit comments from stakeholders before issuing final guidance, which is expected to be published on or about November 22, 2019.

We believe these developments offer the potential for revenue growth in the United Kingdom.

Other Potential Revenue Opportunities

We are currently pursuing other potential revenue opportunities in the pain management field. In addition, we may consider partnerships, license, or distributor agreements with external parties to expand our sales and marketing capabilities.

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

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of personnel related costs (including compensation, benefits, and stock-based compensation) for executive, finance, administrative and field-based personnel, costs for commercial related infrastructure, and market development. As a result of clearance from the FDA and commencement of commercial sales in the United States, we incurred a significant increase in compensation costs as additional personnel were hired to oversee the execution of the commercial plan in the United States and Europe. Significant expenses include costs associated with marketing and advertising, salesforce, professional fees for legal services, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, rent, compliance, payor reimbursement development, accounting services, and consulting fees.

As mentioned above, on May 29, 2019, we announced significant adjustments to the deployment of personnel and resources across the organization, including our sales and marketing functions. For the foreseeable future, we expect general and administrative costs to be significantly less than costs prior to the cost reduction plan. The timing of possible future increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of gammaCore. In addition, we expect to continue to incur general and administrative expenses in connection with being a public company, which may further increase when we are no longer able to rely on certain “emerging growth company” exemptions we are afforded under the JOBS Act.

Change in Fair Value of Warrant Liability related to Convertible Bridge Notes

The change in fair value of the warrant liability is based on revaluation of the liability during the five months and 20 days ended June 20, 2018.  There were no warrant liabilities subsequent to June 20, 2018.

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

Net Income Attributable to Non-Controlling Interest

From our inception through June 30, 2019, we consolidated the financial results of our affiliate, electroCore (Aust) Pty Limited. Although we did not have a controlling ownership interest in electroCore (Aust) Pty Limited during that period, we determined that electroCore (Aust) Pty Limited was a variable interest entity, of which we were the primary beneficiary.

Results of Operations

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018

The following table sets forth amounts from our consolidated statements of operations for the three months ended June 30, 2019 and 2018 with the changes in those items in dollars.

	For the three months ended June 30,
	2019	2018	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$622.7	$393.2	$229.5
Cost of goods sold	254.4	240.5	13.9
Gross profit	368.3	152.7	215.6
Operating expenses
Research and development	2,510.4	4,367.1	(1,856.7)
Selling, general and administrative	9,387.9	12,007.1	(2,619.2)
Restructuring charges	849.8	—	849.8
Total operating expenses	12,748.1	16,374.2	(3,626.1)
Loss from operations	(12,379.8)	(16,221.5)	3,841.7
Change in fair value of warrant liability	—	(1,625.1)	1,625.1
Interest and other income, net	279.3	115.3	164.0
Other	—	(50.8)	50.8
Total other income/(expense)	279.3	(1,560.6)	1,839.9
Loss before income taxes	(12,100.5)	(17,782.1)	5,681.6
Provision for income taxes	—	—	—
Net loss from operations	(12,100.5)	(17,782.1)	5,681.6
Less: Net income attributable to noncontrolling interest	—	—	—
Total net loss attributable to Electrocore LLC and electroCore, Inc.	$(12,100.5)	$(17,782.1)	$5,681.6

Net Sales

Net sales were approximately $622.7 thousand and $393.2 thousand for three months ended June 30, 2019 and 2018, respectively. The increase of $229.5 thousand is due to increased selling efforts following the 2018 commercial launch of our products for the prevention and acute treatment of pain associated with episodic cluster headache and the acute treatment of migraine headache in adult patients. U.S. sales increased $118.0 thousand, United Kingdom sales increased $104.4 thousand and Germany sales increased $8.8 thousand offset by a decrease in other regions of $1.7 thousand.

Costs of Goods Sold

Cost of goods sold was approximately $254.4 thousand and $240.5 thousand for the three months ended June 30, 2019 and 2018, respectively. The lower cost of goods sold as a percentage of revenue is due to increased sales of gammaCore refill kits which have a lower cost structure than the gammaCore starter kits.

Research and Development

Research and development expense was approximately $2.5 million and $4.4 million for the three months ended June 30, 2019 and 2018, respectively. The decrease of $1.9 million was primarily the result of a decrease in stock compensation expense of $2.3 million, resulting from the corporate conversion in June 2018, offset by an increase in clinical studies of $0.4 million.

Selling, General and Administrative

Selling, general and administrative expense was approximately $9.4 million and $12.0 million for the three months ended June 30, 2019 and 2018, respectively. The decrease of $2.6 million is a result of a decrease in stock compensation expense of $2.0 million, resulting from the corporate conversion in June 2018 and a decrease in marketing related costs of $2.2 million, offset by an increase in costs related to our partners for coverage program of $0.9 million, an increase in professional fees of $0.5 million and increased insurance premiums of $0.2 million, primarily directors and officers insurance.

Restructuring Charges

The restructuring charges of $849.8 thousand in the second quarter 2019 were due to the Company’s restructuring plan announced on May 29, 2019. There were no restructuring charges in the three months ended June 30, 2018.

Change in Fair Value of Warrant Liability and Derivative Instrument related to Convertible Bridge Notes

The change in fair value of the warrant liability is based on revaluation of the warrants and embedded derivative during the three months ended June 30. 2018, which occurred as a result of the corporate conversion in 2018. There was no warrant liability or embedded derivative during the three months ended June 30, 2019 as the result of the corporate conversion in 2018.

Interest and Other Income, Net

Interest and other income, net was $279.3 thousand and $115.3 thousand for the three months ended June 30, 2019 and 2018, respectively. This increase of $164.0 thousand was the result of increased interest and dividends from our portfolio of marketable securities.

Other expenses

Other expenses were $0 thousand and $50.8 thousand for the three months ended June 30, 2019 and 2018, respectively. The decrease was due to a $50.0 thousand litigation charge in the second quarter of 2018 related to a lawsuit that was settled in the first quarter of 2019.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

The following table sets forth amounts from our consolidated statements of operations for the six months ended June 30, 2019 and 2018 with the changes in those items in dollars.

	For the six months ended June 30,
	2019	2018	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$1,032.3	$474.4	$557.9
Cost of goods sold	412.2	289.4	122.8
Gross profit	620.1	185.0	435.1
Operating expenses
Research and development	5,970.3	6,673.4	(703.1)
Selling, general and administrative	20,390.9	18,832.0	1,558.9
Restructuring charges	849.8	—	849.8
Total operating expenses	27,211.0	25,505.4	1,705.6
Loss from operations	(26,590.9)	(25,320.4)	(1,270.5)
Change in fair value of warrant liability	—	(1,870.9)	1,870.9
Interest and other income, net	645.5	224.6	420.9
Other	(16.7)	(258.9)	242.2
Total other income/(expense)	628.8	(1,905.2)	2,534.0
Loss before income taxes	(25,962.1)	(27,225.6)	1,263.5
Provision for income taxes	—	—	—
Net loss from operations	(25,962.1)	(27,225.6)	1,263.5
Less: Net income attributable to noncontrolling interest	—	55.0	(55.0)
Total net loss attributable to Electrocore LLC and electroCore, Inc.	$(25,962.1)	$(27,280.6)	$1,318.5

Net Sales

Net sales were approximately $1,032.3 thousand and $474.4 thousand for six months ended June 30, 2019 and 2018, respectively. The increase of $557.9 thousand is primarily due to increased selling efforts following the 2018 commercial launch of our products for the prevention and acute treatment of pain associated with episodic cluster headache and the acute treatment of migraine headache in adult patients. U.S. sales increased $385.0 thousand, United Kingdom sales increased $130.0 thousand and Germany sales increased $43.9 thousand offset by decreased sales in other regions $1.0 thousand.

Costs of Goods Sold

Cost of goods sold was approximately $412.2 thousand and $289.4 thousand for the six months ended June 30, 2019 and 2018, respectively. The increase of $122.8 thousand was the result of increased sales.

Research and Development

Research and development expense was approximately $6.0 million and $6.7 million for the six months ended June 30, 2019 and 2018, respectively. The decrease of $0.7 million was the result of decrease in stock compensation expense of $2.1 million, resulting from the corporate conversion in June 2018, offset by increase in clinical studies of $1.2 million and an increase in consulting fees of $0.3 million.

Selling, General and Administrative

Selling, general and administrative expense was approximately $20.4 million and $18.8 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $1.6 million was a result of an increase in costs related to newly hired personnel of $2.2 million, an increase in costs related to voucher programs of $2.3 million, an increase in professional fees of $1.0 million, and an increase in insurance premiums of $0.4 million, offset by a decrease in marketing related costs of $2.7 million and a decrease in stock compensation expense of $1.7 million.

Restructuring Charges

The restructuring charges of $849.8 thousand during the six months ended June 30, 2019 were due to the Company’s restructuring plan announced on May 29, 2019. There were no restructuring charges during the six months ended June 30, 2018.

Change in Fair Value of Warrant Liability and Derivative Instrument related to Convertible Bridge Notes

The change in fair value of the warrant liability is based on revaluation of the warrants and embedded derivative during the six months ended June 30. 2018, which occurred as a result of the corporate conversion in 2018. There was no warrant liability or embedded derivative during the six months ended June 30, 2019.

Interest and Other Income, Net

Interest and other income, net was $645.5 thousand and $224.6 thousand for the six months ended June 30, 2019 and 2018, respectively. This increase of $420.9 thousand was the result of returns on investments made with the proceeds from the IPO.

Other expenses

Other expenses, net was $16.7 thousand and $258.9 thousand for the six months ended June 30, 2019 and 2018, respectively. The decrease of $242.2 thousand was due to a $250.0 thousand litigation charge during the six months end June 30, 2018 related to a litigation settlement in the first quarter of 2019, offset by warrant expense of $16.7 thousand in the six months ended June 30, 2019, as part of such settlement.

Net Income Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest was $0 and $0.1 million for the six months ended June 30, 2019 and 2018, respectively. This income was due to the write-off of the previous liability from our joint venture in Australia in 2018.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the six months ended June 30,
	2019	2018
	(in millions)
Net cash (used in) provided by
Operating activities	$(27.7)	$(21.0)
Investing activities	$28.9	$16.3
Financing activities	$—	$79.9

Operating Activities

Net cash used in operating activities was $27.7 million and 21.0 million for the six months ended June 30, 2019 and 2018, respectively. This increase in cash used in operating activities of $6.7 million was primarily due to changes in operating assets and liabilities partially offset by a decrease in net loss, as well as changes in the fair value of warrant liabilities and stock compensation due to the corporate conversion in June 2018.

Investing Activities

Net cash provided by investing activities was $28.9 and $16.3 million for the six months ended June 30, 2019 and 2018, respectively. The increase reflects the net funds provided from the purchase, sale and maturities of marketable securities.

Financing Activities

Net cash used in financing activities was $0.0 and $79.9 million for the six months ended June 30, 2019 and 2018, respectively. The decrease is a result of our 2018 issuance of common stock of $79.9 million, net of underwriting discount and other offering expenses, in connection with our IPO.

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

Liquidity Outlook

As of June 30, 2019, we had an accumulated deficit of $64.3 million. Historically, our primary sources of liquidity have been from private equity or debt offerings. In June 2018, we closed our IPO of 5,980,000 shares of common stock at a price of $15.00 per share with net proceeds of $77.5 million, after underwriting discount and other offering expenses. As of June 30, 2019, and December 31, 2018, our cash, cash equivalents, and marketable securities were $41.1 million and $68.6 million, respectively. As of June 30, 2019, we had no outstanding debt. As of June 30, 2019, and December 31, 2018, we had working capital (current assets less current liabilities) of $40.1 million and $65.6 million, respectively.

We expect to continue to incur substantial negative cash flows from operations for at least the next several years as we commercialize gammaCore. We intend to continue to make targeted investments in building our U.S. commercial infrastructure. We also intend to continue to make targeted investments in research and development to expand our gammaCore therapy.

Based on our available cash resources and cash flow projections, we believe we have sufficient funds to continue operations for at least the next 12 months and currently anticipate that there will be adequate resources to fund our operations into the beginning of 2021. Until we can generate a sufficient amount of cash from operations, we expect to finance future cash needs through public or private equity or debt offerings. We filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission, or SEC, on July 15, 2019. If and when declared effective, this registration statement will enable us to offer and sell to the public from time to time in one or more offerings, up to $50,000,000 of common and preferred stock, debt securities, warrants, units or any combination thereof. The terms of any securities offered under the registration statement, and the intended use of the net proceeds resulting therefrom, will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. There can be no assurance that we will be successful in securing additional capital in sufficient amounts and on terms favorable to us.

Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three and six months ended June 30, 2019.

Interest Rate Risk

Our exposure to market interest rate risk is confined to our cash and cash equivalents and marketable securities. As of June 30, 2019, we had cash and cash equivalents of $8.7 million and marketable securities of $32.4 million.  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified marketable securities, due to their very short-term nature, and are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase or decrease in market rates would have any material negative impact on the fair value of our marketable securities or our interest income. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2019.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of June 30, 2019 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2019, were effective for the purposes stated above.

Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of June 30, 2019, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective at the reasonable level of assurance.

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and have determined there are no changes in our internal controls over financial reporting during the quarter ended June 30, 2019, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Stockholder Litigation

On July 8, 2019 and August 1, 2019, purported stockholders of the Company served putative class action lawsuits in the Superior Court of New Jersey for Somerset County, captioned Paul Kuehl vs. electroCore, Inc., et al., Docket No. SOM-L 000876-19 and Shirley Stone vs. electroCore, Inc., et al., Docket No. SOM-L 001007-19, respectively. In addition to the Company, the defendants include present and past directors and officers, the underwriters for the Company’s IPO, and two stockholders of the Company. The plaintiffs each seek to represent a class of stockholders who purchased common stock of the Company in its IPO or whose purchases are traceable to that offering. The complaints allege that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act with respect to the registration statement and related prospectus for the IPO. The complaints seek unspecified compensatory damages, interest, costs and attorneys’ fees. The Company intends to vigorously defend itself; however, in light of, among other things, the preliminary stage of this litigation, the Company is unable to determine the reasonable probability of loss or a range of potential loss. Accordingly, the Company has not established an accrual for potential losses, if any, that could result from an unfavorable outcome.

Claim from Lifehealthcare Pty Ltd.

The Company was party to a joint venture arrangement (JV Arrangement) in Australia with Lifehealthcare Pty Ltd (LHP).  In 2017, the parties agreed to terminate the JV Arrangement.  In March 2019, the Company received a letter from LHP alleging certain breaches by the Company under the JV Arrangement, primarily arising out of the Company’s alleged failure to notify LHP of the Company’s IPO. The Company strongly disputes these allegations and notified LHP in writing in April 2019 of its position on this matter and its intent to vigorously defend itself against these claims. The Company has received no further communications from LHP in the intervening three months. Although no assurance can be given that LHP will not pursue this matter further, the financial impact, if any, in connection with any potential resolution of this matter is not expected to be material.

Item 1A. RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.  If any of the events described in the following risk factors and the risks described elsewhere in this report on Form 10-Q occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (Annual Report), which was filed with the SEC on March 28, 2019.

Risks Related to our Financial Position, Operating Results and Need for Additional Capital

We have a history of significant losses.  If we do not achieve and sustain profitability, our financial condition could suffer. Our failure to become and remain profitable could negatively impact the results of our operations and your investment. *

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future as we operate our sales and marketing infrastructure, increase market acceptance of our gammaCore therapy for the acute treatment of episodic cluster headache, or eCH, the prevention of cluster headache, and the acute treatment of migraine, and fund our research and development activities, and obtain regulatory clearance or approval for other products or indications in the United States and internationally. We have never been profitable and have incurred net losses in each year since our inception.

We incurred net losses of $26.0 million and $27.2 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, our accumulated deficit was $64.3 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital.

To become and remain profitable, we must successfully commercialize our gammaCore therapy and continue to identify promising new areas of treatment with significant market potential. This will require us to be successful in a range of challenging activities, including obtaining adequate coverage and reimbursement from payers, marketing and selling any current and future product candidates for which we may obtain marketing clearance or approval, developing commercial scale manufacturing processes, completing clinical trials of gammaCore for additional therapeutic indications, obtaining additional marketing clearance or approval from regulatory authorities, manufacturing, and satisfying any post-marketing requirements. We face a variety of challenges and risks that we will need to address and manage as we pursue our strategy, including our ability to achieve adequate payer coverage, develop and retain an effective sales force, achieve market acceptance of gammaCore among physicians, patients and third-party payers, and expand the use of gammaCore to additional therapeutic indications. Because of the numerous risks and uncertainties associated with our commercialization efforts, as well as research and clinical development activities, we are unable to predict the timing or amount of increased expenses, or when, if ever, we will be able to achieve or maintain profitability. We expect to continue to incur substantial net losses and negative cash flows from operations as we commercialize gammaCore for the acute treatment of pain associated with migraine and episodic cluster headache in adults. We intend to continue to make targeted investments in building our U.S. commercial infrastructure. We also intend to continue to make targeted investments in research and development to expand our gammaCore therapy for the treatment of other indications, including additional headache conditions and potentially for conditions in the field of rheumatology.

Even if we are able to increase sales of gammaCore, increase adoption of gammaCore therapy among physicians and payers and achieve desired payer coverage levels, we may not achieve profitability and even if we do, we may not be able to sustain or increase profitability in subsequent periods. If we fail to become profitable or are unable to sustain profitability, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. As of June 30, 2019, we had cash and cash equivalents of $8.7 million and marketable securities of $32.4 million. Based on our available cash resources and cash flow projections, we believe we have sufficient funds to continue operations for at least the next 12 months and currently anticipate that there will be adequate resources to fund our operations into the beginning of 2021. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We will be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all. *

Our operations have consumed substantial amounts of cash since inception, and we anticipate this continuing as we utilize our commercial sales force in the United States to increase adoption of gammaCore therapy with physicians and payers, potentially investigate the use of our gammaCore therapy for the treatment of additional new indications, including rheumatoid arthritis and Sjögren’s syndrome, and continue to grow our business and transition to operating as a public company. We believe that our growth will depend, in part, on our ability to fund our commercial efforts for our gammaCore therapy for the acute treatment of eCH and the acute treatment of migraine, and to pursue research and development activities for additional indications for our gammaCore therapy. Our existing resources are unlikely to allow us to conduct all of the activities that we believe could be beneficial for our future growth. As a result, we may need to seek additional funds in the future or curtail or forgo some or all of such activities. If we seek to and are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the six months ended June 30, 2019 and 2018, net cash used in operating activities was $27.7 million and $21.0 million, respectively, and as of June 30, 2019, we had cash and cash equivalents of $8.7 million and marketable securities of $32.4 million. We expect that our existing capital resources, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes, including those relating to the payer and competitive landscape, our development activities and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly. Our future capital requirements will depend on many factors, including:

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

To finance these activities, we may seek funds through borrowings or through additional rounds of financing, including public equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, if at all. We do not have any agreements or understandings with respect to any potential financing. Our low stock price, low market capitalization and trading volume may affect our ability to raise funds and the terms on which we will be able to raise funds. Our failure to obtain necessary financing could impair our ability to conduct our operations.

The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we borrow additional funds or issue debt securities, lenders or security holders could have rights superior to holders of our common stock and such indebtedness could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, therapeutic candidates, or products that we otherwise would not relinquish. If we do not obtain additional resources, our ability to capitalize on business opportunities will be limited, we may be unable to compete effectively, and the growth of our business will be harmed.

SEC regulations may limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration Statement on Form S-3. *

SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3 (the “Baby Shelf Rule”). Although we are not currently limited by the Baby Shelf Rule, if our public float is below $75 million when we file an Annual Report on Form 10-K, we will not be able to use our shelf registration statement to raise more than one-third of our public float. Furthermore, if we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC staff.

If third-party payers do not provide adequate coverage and reimbursement for the use of gammaCore, we will be unable to generate significant revenues. *

Our success in marketing and commercializing gammaCore depends and will depend in large part on whether U.S. and international government health administrative authorities, private health insurers and other payer organizations provide adequate coverage and reimbursement for the cost of our products. Many third-party payers do not currently cover VNS for any indications other than epilepsy because they have determined all other VNS modalities to be investigational or experimental. If physicians or insurers do not find our clinical data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for gammaCore. We cannot provide assurance that data we or others may generate in the future will be consistent with that observed in our existing clinical studies, or that our current or future published clinical evidence will be sufficient to obtain adequate coverage and reimbursement for our products.

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

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for our gammaCore therapy exists among third-party payers. Therefore, coverage and reimbursement for our gammaCore therapy can differ significantly from payer to payer. In addition, payers continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our gammaCore therapy to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained.

We estimate that we have procured reimbursement from commercial payers for gammaCore in non-preferred medical and pharmacy reimbursement in approximately 10 million lives and medical exception coverage for an additional 30 million pharmacy benefit lives in the United States. There can be no assurance that we will maintain such existing coverage. Although we are negotiating contracts with additional insurance plans and PBMs, there can be no assurance that we will maintain such existing coverage. Similarly, there can be no assurance that we will add any additional coverage or attain our goal of expanding the number of covered lives in the United States to 100 million by March 31, 2020. There can be no guarantee that covered lives will translate into revenue.

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

Third-party payers may not agree to cover gammaCore through pharmacy benefit plans, which will hinder our commercialization strategy and require changes to our existing business that could delay and negatively impact our ability to generate revenue.*

Our primary commercialization strategy in the United States advocates for coverage and reimbursement for gammaCore under payers’ pharmacy benefit. This pathway may allow patients to obtain our therapy through payment of a co-payment rather than being personally responsible for the costs of our product until meeting an annual deductible. While some commercial payers may provide coverage under their pharmacy benefit plans, other third-party payers, including government health programs and private insurers, may not be willing or able to cover gammaCore under pharmacy benefit plans, which are often limited to coverage of prescription drug products. For example, Medicare’s voluntary pharmacy benefit, Medicare Part D, limits coverage under this benefit to prescription drugs, biologicals, and supplies used in the delivery of insulin, but does not cover medical devices like gammaCore or its supplies. Some commercial payers may determine to only provide coverage for gammaCore through the medical benefit pathway. While this would provide coverage for the therapy under a patient’s medical benefit plan, patients may be unwilling to pay out of pocket for deductibles and co-pays for the therapy. Any determination by commercial payers to provide coverage for gammaCore through the medical benefit pathway and not through pharmacy benefit plans may delay or pose more risks to our commercial plan for gammaCore therapy since additional medical device codes may be required and the Company may incur additional direct and indirect expenses in assisting patients with their co-pay or other costs emergent from the determination by payers to not cover gammaCore under the pharmacy benefit pathway. Coverage by commercial payers through the medical benefit pathway or other decisions by commercial payers that have the effect of making patients personally responsible for the costs of, or costs associated with, our gammaCore therapy could adversely impact our results of operations and financial condition.

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

Physicians play a significant role in determining the course of a patient’s treatment and, as a result, the type of product that will be used to treat a patient.  As a result, our success depends, in large part, on effectively marketing our gammaCore therapy to physicians. While 510(k) clearance from the U.S. Food and Drug Administration (FDA) was received in November 2018 for an expanded label for gammaCore therapy for adjunctive use for the preventive treatment of cluster headache in adult patients, such clearance does not necessitate adoption by physicians. In order for our gammaCore therapy to gain widespread adoption, we must successfully demonstrate to physicians the merits of our gammaCore therapy for the acute treatment of eCH and the acute treatment of migraine, compared to our competitors’ products, including BOTOX marketed by Allergan plc for prevention of chronic migraine, and products recently approved by the FDA for the prevention of migraine by Amgen Inc. (with a co-marketing arrangement with Novartis International AG), Eli Lilly and Company, and Teva Pharmaceutical Industries Ltd., for use in treating patients with cluster and migraine headaches, particularly because noninvasive VNS, or nVNS, is relatively new as compared to existing traditional treatments for cluster and migraine headaches. Acceptance of our gammaCore therapy depends on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of our gammaCore therapy as compared to our competitors’ products and communicating to physicians the proper use of our gammaCore therapy. If we are not successful in convincing physicians of the merits of our gammaCore therapy or educating them on the benefits of our gammaCore therapy, they may not prescribe our gammaCore therapy and we may be unable to increase our sales, sustain our growth or achieve profitability.  In addition, we believe support of our products by physicians is essential for market acceptance and adoption. If we do not receive support from physicians or long-term data does not show the benefits of using our gammaCore therapy, physicians may not use it. In such circumstances, our results of operations would be materially adversely affected.

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

We rely on information technology and telephone networks and systems, including the internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, marketing, procurement and supply chain, manufacturing, and distribution. We also rely on information technology systems to support our proprietary data warehouse, which, among other things, maintains patient product serial numbers and allows for prescription refills at specialty pharmacies through RFID cards. In addition, we use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, and the information technology systems of third parties may be susceptible to damage, disruptions, or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Despite the precautionary measures we and third parties have taken to prevent breakdowns in information technology and telephone systems, if these systems are breached or suffer severe damage, disruption, or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer, and we may be subject to related lawsuits.

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

Such changes to our accounting and GAAP reporting may significantly affect our results of operations to the extent that actual results differ significantly from estimated and previous quarter results or vary materially from quarter to quarter.  While the adoption of the new standards will not change the cash flows, we receive from our contracts with customers, the changes to our reporting practices and the potential fluctuations in our reported results could cause a decline and/or fluctuation in the price of our common stock.

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

•

Monitoring unauthorized uses of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ therapies, products and services, and may in the future seek to enforce our patents or other proprietary rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.  Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product features, which could reduce demand for our gammaCore therapy. In addition, we may need to defend our patents from third-party challenges, including interferences, derivation proceedings, re-examination proceedings, post-grant review, inter partes review, third-party submissions, oppositions, nullity actions, or other patent proceedings. We may need to initiate infringement claims or litigation. Adverse proceedings such as litigation can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable or may refuse to enjoin the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation could place one or more of our patents at risk of being invalidated or interpreted narrowly. Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have patent portfolios, including significantly broader patent portfolios, to assert against us, if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.

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

Clinical trials may be delayed, suspended or terminated for many reasons, which will increase our expenses and delay the time it takes to develop and expand our gammaCore therapy in additional treatment indications. *

We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement and completion of clinical trials] may be delayed, suspended or terminated as a result of many factors, including:

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

In particular, in connection with the comprehensive redeployment plan and cost reduction announced on May 30, 2019, we have postponed certain clinical trials in indications that are more exploratory in nature and are concentrating our resources on opportunities to broaden the gammaCore label to include the prevention of migraine.

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

Our reorganization and cost-control efforts might not assure profitability and may affect morale and make it difficult to retain employees or attract new ones. *

In June 2019, we implemented a reduction in force affecting approximately 36 employees and redeployed personnel and resources across our organization. The effort was intended to focus the Company on currently available and near-term revenue opportunities and on clinical programs specifically designed to expand the gammaCore product labeling. However, our cost reduction efforts do not assure profitability. Additional cost reductions may be implemented in the future, and cost savings may be offset by future hiring or other costs incurred in pursuing strategic objectives. The reduction in force and strategic redeployment could adversely affect morale in our organization and our reputation as an employer, which could lead to the loss of valued employees and could make it more difficult for us to hire new employees in the future, and the reduction of our headcount could adversely affect our operations and make it more difficult for us to pursue new opportunities and initiatives in the future.

If we fail to properly manage our anticipated growth, our business could suffer*

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

If we fail to develop and retain an effective direct sales force in the United States, our business could suffer. *

In June 2019, we significantly reduced our direct salesforce as part of our cost control efforts. In order to continue to market and sell our gammaCore therapy, in the United States, we may in the future need to substantially expand, our direct sales force. There is significant competition for such personnel. Once hired, the training process is lengthy because it requires significant education for new territory business managers to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our territory business managers typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, and if our territory business managers do not achieve the productivity levels, we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories, and we have been in the past, and may be subject to future allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

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

Many of our current and potential competitors are publicly traded, or are divisions of publicly-traded, major pharmaceutical and medical device companies that have substantially greater financial, technical, sales and marketing resources than we do.  We will face steep competition from Allergan plc, Amgen Inc., Novartis International AG and Teva Pharmaceutical Industries Ltd., among other established and potential competitors that may be better capitalized and have a history of commercializing products around the world. Also, several neuromodulation devices are approved for the treatment and/or prevention of migraine, including Cefaly, Eneura, SpringTMS and Nerivo Migra. Given the size of the existing and potential market in the United States, we expect that as we continue our commercial efforts in the United States our current and future competitors will take aggressive action to protect their current market position.

We will face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States. In addition, some physicians have a long-standing practice of using the headache products of our larger, more established competitors. Physicians who use our competitors’ products for the treatment of cluster and migraine headache may be reluctant to try new products from a source with which they are less familiar. If these physicians do not try and subsequently adopt our product, then our financial performance will be adversely affected.

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

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition.*

Sales of gammaCore outside the United States represented a substantial portion of our net sales in the six months ended June 30, 2019 and 2018, respectively.  In 2012, we began selling gammaCore in the EU through distributors.  We sell gammaCore directly in 14 countries in the EU and through distributors and agents located in Munich, Germany and Leeds, UK.  The sale and shipment of gammaCore across international borders, as well as the purchase of components from international sources, subjects us to U.S. and foreign governmental trade, import and export, and customs regulations and laws.

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

We have international operations and, as a result, an increase in the value of the U.S. dollar relative to foreign currencies could require us to reduce our selling price or risk making our products less competitive in international markets, or our costs could increase.  Also, if our international sales increase, we may enter into a greater number of transactions denominated in non-U.S. dollars, which could expose us to increased foreign currency risks, including currency fluctuations and exchange rate risks.  We do not currently engage in any hedging transactions.  If we are unable to address these risks and challenges effectively, our international operations may not be successful, and our business could be harmed.

We may not be able to establish or strengthen our brand.

We believe that establishing and strengthening the electroCore and gammaCore brands is critical to achieving widespread acceptance of our gammaCore therapy to treat episodic CH, prevent cluster headache and treat migraine, particularly because of the highly competitive nature of the market for headache therapies.  Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with a reliable product for successful treatment of cluster and migraine headaches.  Given the established nature of our competitors, and our lack of commercialization in the United States, it is likely that our future marketing efforts will require us to incur significant additional expenses.  These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand.  If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our gammaCore therapy may not be accepted by physicians, which would adversely affect our business, results of operations and financial condition.

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

Our future success depends on our leadership development and succession planning. *

Effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and senior executives could hinder our strategic planning and execution. On June 10, 2019, we announced that Frank Amato, our Chief Executive Officer, offered his resignation to the board. Pursuant to the terms of a Separation Agreement with the Company, Mr. Amato will remain as Chief Executive Officer until the earlier of such time as a new chief executive officer is recruited and September 30, 2019, subject to extension by mutual agreement. We currently have not hired a replacement chief executive officer. Our search process, which is being led by the Board, to identify a candidate for chief executive officer continues, and we continue to work with an executive search firm to assist with the process of identifying, evaluating and recruiting candidates. There are no assurances concerning the timing or outcome of our search for a new chief executive officer. Our ability to execute our business strategies, ensure a cohesive management team, and attract and retain key executives may be adversely affected by the uncertainty associated with the transition to a successor chief executive officer.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or unauthorized activities that violates (1) the laws and regulations of the FDA and other similar regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, (3) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad, such as the General Data Protection Regulation in the European Union, and (4) laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product candidates, which could result in regulatory sanctions and serious harm to our reputation.

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

We currently rely upon one specialty pharmaceutical distributor, who collaborates with a large network of specialty pharmacies, to distribute our products in the United States. We depend on this distributor to distribute our products but are unable to control its performance. This distributor may distribute a variety of other specialty pharmaceutical products that may limit the resources dedicated to the distribution of our products. In addition, we are unable to ensure that this distributor will comply with all applicable laws related to the distribution of our products. If this distributor fails to distribute our products in compliance with applicable laws, our operating results and business may suffer. Recruiting, training and retaining third-party distributors in the distribution of our proprietary product offerings requires significant time and resources. In addition, an affiliate of this distributor provides adjudication of prescriptions and reimbursement claims, pharmaceutical patient hub services, including patient support and training, for patients that are prescribed our gammaCore therapy, and has been electronically integrated with our proprietary data warehouse system and web portal. If our relationship with this distributor terminates, we may be unable to replace this distributor without disruption to our business. Any new distributor may not integrate as seamlessly with our data warehouse system and web portal, leading to disruptions in service for patients that are prescribed our therapy, which may cause these patients to seek alternative therapy. Our distributor also may not pay us on time or at all due to disputes, financial issues or bankruptcy events. Any such payment issues may materially affect our operating results until we are able to resolve the issues or find a sufficient replacement for our distributor.

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

We are required to maintain high levels of inventory with our third-party manufacturers, due to lead times with single-source consumer electronic components vendors, which could consume a significant amount of our resources, reduce our cash flows and lead to inventory impairment charges. *

Our gammaCore therapy consists of a substantial number of individual components. In order to market and sell gammaCore effectively, we often must maintain high levels of inventory of the product and its components. As of June 30, 2019, we had approximately $5 million of inventory, as well as a commitment to purchase approximately $1.5 million of additional inventory by the end of 2019. In the aggregate, this amount significantly exceeds current demand for the gammaCore therapy.

The manufacturing process requires lengthy lead times during which electronic components of our gammaCore therapy may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolescence comparatively.

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

Because patent applications in the United States, Europe and many other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to conceive or reduce to practice the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or pending patent applications.  We can give no assurance that all of the potentially relevant art relating to our patents and patent applications has been found; overlooked prior art could be used by a third party to challenge the validity, enforceability and scope of our patents or prevent a patent from issuing from a pending patent application. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the validity, enforceability and scope of our patents in the United States, Europe and in other countries cannot be predicted with certainty and, as a result, any patents that we own, or license may not provide sufficient protection against our competitors.

Third parties may challenge any existing patent or future patent we own or license through adversarial proceedings in the issuing offices or in court proceedings, including as a response to any assertion of our patents against them.  In any of these proceedings, a court or agency with jurisdiction may find our patents invalid and/or unenforceable, or even if valid and enforceable, insufficient to provide protection against competing products and services sufficient to achieve our business objectives.  We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or reexamination by the USPTO if a third party asserts a substantial question of patentability against any claim of a U.S.  patent we own or license.  The adoption of the Leahy-Smith America Invents Act, or the Leahy-Smith Act, in September 2011 established additional opportunities for third parties to invalidate U.S.  patent claims, including inter partes review and post-grant review proceedings.  Outside of the United States, patents we own, or license may become subject to patent opposition or similar proceedings, which may result in loss of scope of some claims or the entire patent.  In addition, such proceedings are very complex and expensive, and may divert our management’s attention from our core business.  If any of our patents are challenged, invalidated, circumvented by third parties or otherwise limited or expire prior to the commercialization of our products, and if we do not own or have exclusive rights to other enforceable patents protecting our products or other technologies, competitors and other third parties could market products and use processes that are substantially similar to, or superior to, ours and our business would suffer.

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

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file one or more lawsuit and assert infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable or may refuse to enjoin the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court. Further, even if we prevail against an infringer in U.S. district court, there is always the risk that the infringer will file an appeal and the district court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted in a manner insufficient to achieve our business objectives.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential partners or customers in our markets of interest. In addition, third parties have used trademarks similar and identical to our trademarks in foreign jurisdictions and have filed or may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected.

If we cannot show access and copying, then our copyrights may not provide protection for our software and our business may be adversely affected.

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

We do not have patent rights in certain foreign countries in which a market may exist. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. Additionally, such proceedings could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products and services that are the same as or similar to our products and services, and our competitive position in the international market would be harmed.

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

Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked or may lose the allowed or granted claims altogether.

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

We do and may employ individuals who were previously employed at universities or other pharmaceutical or medical device companies, including our licensors, competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, and we are not currently subject to any claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties, we may in the future be subject to such claims. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees and could result in customers seeking other sources for the technology, or in ceasing from doing business with us.

Our intellectual property agreements with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology.

Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application, or PMA unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to a legally marketed “predicate” device. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a legally marketed “predicate” device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k)-clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.  Our currently commercialized gammaCore products have been cleared through the 510(k) process. However, we may need to submit a PMA to expand our labeling claims to include certain indications.

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

If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or efficacy or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a PMA application. Where we determine that modifications to our products require a new 510(k) clearance or PMA application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the EU, we must notify our E.U. Notified Body, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

Some of our new products or expanded indications for use will require FDA clearance of a 510(k) or may require FDA approval of a PMA. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

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

If any of these actions were to occur, it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

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

gammaCore has been CE Marked in the EEA and cleared by the FDA for the acute treatment of eCH, cluster headache prevention and the acute treatment of migraine headache in the United States. We may only promote or market our gammaCore therapy for its specifically approved indications as described on the approved label. We train our marketing and sales force against promoting our products for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from prescribing our product off-label, when in the physician’s independent professional medical judgment, he or she deems appropriate. There may be increased risk of injury to patients if patients attempt to use our product off-label, whether prescribed by physicians or not. Furthermore, the use of our product for indications other than those cleared or approved by the applicable regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance, manufacture and marketing of regulated products or the reimbursement thereof.  In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

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

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of the Nasdaq Stock Market (“Nasdaq”) could result in a delisting of our common stock. *

If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

A share price of less than $1.00 may impact our Nasdaq listing. *

If the closing bid price of our stock is less than $1.00 for 30 consecutive trading days, we would receive a deficiency letter from Nasdaq regarding our failure to comply with the minimum bid price requirement for continued listing. Such letter would trigger an automatic 180 calendar day period within which the Company could regain compliance. Compliance would be regained at any time during this period if the closing bid price of our stock is $1.00 per share or more for a minimum of 10 consecutive trading days. If we do not regain compliance during this period, our stock could be delisted from Nasdaq. The failure to maintain our listing on Nasdaq could have an adverse effect on the liquidity and market price of our stock.

We have incurred, currently incur and will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls and certain corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly.

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

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid. *

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, including factors which are beyond our control. These factors include those discussed in the other “Risk Factors” section of this Report on Form 10-Q and others such as:

•	announcements related to regulatory clearance to market gammaCore for the treatment of various conditions in the United States;
•	results from, or any delays in, clinical trial programs relating to our product candidates;
•	announcements of new products by us or our competitors;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	our operating results and financial position;
•	changes or developments in laws or regulations applicable to our products;
•	any adverse changes in our relationship with any manufacturers or suppliers;
•	the success of our efforts to acquire or develop additional products;
•	any intellectual property infringement actions in which we may become involved;
•	announcements concerning our competitors or the medical device industry in general;
•	achievement of expected product sales and profitability;
•	changes or developments in our commercial strategy and tactics;
•	manufacture, supply or distribution shortages;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	sales of our common stock by us, our executive officers, directors or stockholders;
•	general economic and market conditions and overall fluctuations in the U.S. equity markets; and
•	the loss of any of our key scientific or management personnel.

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

Our management has broad discretion over the use of our financial resources, including proceeds from our IPO, and we could spend such proceeds in ways our stockholders may not agree with or that do not yield a favorable return, if at all. If we do not invest or apply our financial resources, including the proceeds from our IPO in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

An active, liquid and orderly market for our common stock may not develop, and our stockholders may not be able to resell their shares at a desired market price and could lose all or part of their investment.

Prior to our IPO in June 2018, there was no public market for shares of our common stock. Although our common stock is listed on the NASDAQ Global Select Market, or NASDAQ, we cannot assure you that an active, liquid trading market for our shares will continue to develop or be sustained. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. The lack of an active market may impair our stockholders’ ability to sell their shares at the desired time or at a price that our stockholders consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies or in-license new product candidates using our shares as consideration. We cannot offer any assurance that an active trading market for our common stock will develop or how liquid that market may become. As a result, relatively small trades may have a disproportionate impact on the price of our common stock, which may contribute to the price volatility of our common stock and could limit stockholders’ ability to sell their shares. In addition, the stock market in general, and the market for smaller biotechnology companies in particular, have experienced extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The above factors could adversely affect the value of our common stock and cause you to lose all or part of your investment.

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

As a public company, we are required to implement and maintain internal control over financial reporting and to report any material weaknesses in such internal control.  Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report following our IPO, which will be for our fiscal year ending December 31, 2019, provide a management report on internal control over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm, to the extent we are no longer an “emerging growth company,” as defined by the JOBS Act. We do not expect to have our independent registered public accounting firm attest to our management report on internal control over financial reporting for so long as we are an emerging growth company. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Certain of our former unitholders, including entities affiliated with certain of our directors and former directors, purchased common stock in our IPO at the IPO price per share. Shares which are held by our directors, executive officers and other affiliates may be subject to restrictions under Rule 144 of the Securities Act, among other restrictions that make such shares not freely tradable. If these additional shares of common stock are sold pursuant to the applicable exemptions from such restrictions, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Additionally, the holders of approximately 7.0 million shares of our outstanding common stock, including shares issuable upon exercise of outstanding options and warrants, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules. Sales of registered securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval. *

As of June 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates, including Core Ventures II, LLC and Core Ventures IV, LLC, entities controlled by two of our directors, Joseph P. Errico and Thomas J. Errico, M.D., and Merck Global Health Innovation Fund, LLC, beneficially owned, including shares issuable upon the exercise or delivery of options, warrants, restricted stock units and deferred stock units that are currently vested or will vest within 60 days from the date hereof, an approximately 11 million shares of our voting stock which represents approximately 37% of our outstanding voting stock(treating all such vested options, warrants, restricted stock units and deferred stock units held by such persons as outstanding). These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act”, or TCJA, that significantly reforms the Internal Revenue Code of 1986, or the Code, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a modified territorial system. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on us and on holders of our common stock is uncertain and could be adverse. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, or our future business operations. This Report on Form 10-Q does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, or Chancery Court, and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.*

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a breach of fiduciary duty;
•	any action asserting a claim against us arising under the Delaware General Corporation Law, our certificate of incorporation, or our bylaws; and
•	any action asserting a claim against us that is governed by the internal-affairs doctrine,

in each case provided that the Chancery Court has subject matter jurisdiction. If the Chancery Court does not have subject matter jurisdiction, then such actions may be brought in any state court located in the state of Delaware, or State Courts, or, if and only if the State Courts lack subject matter jurisdiction, in the federal district court for the District of Delaware.

This exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Our certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, although stockholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

On December 19, 2018, the Delaware Chancery Court issued an opinion in Sciabacucchi v. Salzberg, invalidating a provision in the certificates of incorporation of three Delaware corporations that each purported to limit to federal court the forum in which a stockholder could bring a claim under the Securities Act. In light of the Sciabacucchi decision the Company does not currently intend to enforce the foregoing federal forum selection provision unless the Sciabacucchi decision is reversed on appeal. If the decision is not appealed or if the Delaware Supreme Court affirms the Delaware Chancery Court’s decision, then we will seek approval by our stockholders to amend the Charter at our next regularly-scheduled annual meeting of stockholders to remove the invalid provision.

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

Through June 30, 2019, we used:

(i)

approximately $5.9 million to fund activities related to commercialization of our gammaCore products which included hiring additional territory business managers as well as patient and professional promotional activities across multiple media channels,

(ii)	approximately $2.4 million to fund expansion of our clinical program into additional indications in headache and rheumatology,
(iii)	approximately $2.1 million for the build out of our specialty distribution channel for the launch of gammaCore Sapphire, and
(iv)	approximately $28.2 million for working capital, including inventory, and other corporate purposes.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)

On August 8, 2019, the Company entered into an amendment to the letter agreement (the “Amendment”), dated January 30, 2019, between the Company and Brian Posner, the Company’s Chief Financial Officer. The Amendment provides for a one-time cash retention bonus of $100,000, which will vest on the earlier of (i) the date on or prior to April 1, 2020 that the Company terminates Mr. Posner’s employment without Cause (as defined in the Company’s Executive Severance Policy) or Mr. Posner terminates his employment for Good Reason (as defined in the Company’s Executive Severance Policy) and (ii) the later of (A) April 1, 2020 and (B) the date the Company files its Annual Report on Form 10-K for fiscal year 2019 with the Securities and Exchange Commission, provided that Mr. Posner has been continuously employed by the Company through such date. The forgoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

(b)	Not applicable.

Item 6. EXHIBITS

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1†	2019 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A, filed April 30, 2019)

10.2†*	Amendment to Letter Agreement, dated August 8, 2019, between the Company and Brian Posner.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management compensatory plan.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 14, 2019	By:	/s/ FRANCIS R. AMATO
Francis R. Amato
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)