Form 10-Q
period 2019-09-30
electroCore, Inc.
filed 2019-11-14
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

As of November 8, 2019, the registrant had 29,514,434 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
		Page

	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	4
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	5
	Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	6
	Consolidated Statements of Changes in Convertible Preferred Units, Members’ (Deficit) and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	7
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (Unaudited)	9
	Notes to Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3.	Defaults Upon Senior Securities	82
Item 4.	Mine Safety Disclosures	82
Item 5.	Other Information	82
Item 6.	Exhibits	83
	Signatures	84

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

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,548,506	$7,600,284
Marketable securities	26,939,593	60,963,087
Accounts receivable, net	753,377	267,599
Inventories, net	3,111,271	1,949,402
Prepaid expenses and other current assets	1,597,250	1,918,164
Total current assets	38,949,997	72,698,536
Inventories, noncurrent	2,010,000	—
Property and equipment, net	371,408	380,904
Operating lease right of use assets	1,552,537	—
Other assets	1,206,509	424,896
Total assets	$44,090,451	$73,504,336
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,630,357	$2,698,902
Accrued expenses	3,717,270	4,374,101
Note payable	461,341	—
Current portion of operating lease liabilities	436,904	—
Total current liabilities	10,245,872	7,073,003
Noncurrent liabilities:
Deferred rent	—	245,632
Operating lease liabilities	1,550,065	—
Total liabilities	11,795,937	7,318,635
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at September 30, 2019 and December 31, 2018; 29,468,966 issued and outstanding at September 30, 2019 and 29,450,035 shares issued and outstanding at December 31, 2018	29,468	29,450
Additional paid-in capital	106,498,093	103,791,013
Accumulated deficit	(74,981,008)	(38,331,215)
Accumulated other comprehensive income	112,351	60,843
Total stockholders' equity	31,658,904	65,550,091
Noncontrolling interest	635,610	635,610
Total equity	32,294,514	66,185,701
Total liabilities and equity	$44,090,451	$73,504,336

See accompanying notes to unaudited consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales	$682,993	$150,972	$1,715,337	$625,385
Cost of goods sold	353,939	97,067	766,173	386,502
Gross profit	329,054	53,905	949,164	238,883
Operating expenses:
Research and development	2,274,855	2,333,255	8,279,432	9,006,659
Selling, general and administrative	8,143,356	11,272,531	28,155,604	30,104,551
Restructuring and other severance related charges	804,643	—	1,997,292	—
Total operating expenses	11,222,854	13,605,786	38,432,328	39,111,210
Loss from operations	(10,893,800)	(13,551,881)	(37,483,164)	(38,872,327)
Other income/(expense)
Change in fair value of warrant liability	—	—	—	(1,870,923)
Interest and other income, net	206,057	355,228	850,062	579,838
Other expense	—	(4,856)	(16,692)	(263,728)
Total other income/(expense)	206,057	350,372	833,370	(1,554,813)
Loss before income taxes	(10,687,743)	(13,201,509)	(36,649,794)	(40,427,140)
Provision for income taxes	—	2,431	—	2,431
Net loss from operations	(10,687,743)	(13,203,940)	(36,649,794)	(40,429,571)
Less: Net income attributable to noncontrolling interest	—	—	—	55,005
Total net loss attributable to Electrocore LLC and electroCore, Inc., subsidiaries and affiliate	$(10,687,743)	$(13,203,940)	$(36,649,794)	$(40,484,576)
Net loss attributable to Electrocore, LLC subsidiaries and affiliate	$—	$—	$—	$(21,118,337)
Net loss attributable to electroCore, Inc., subsidiaries and affiliate	$(10,687,743)	$(13,203,940)	$(36,649,794)	$(19,366,239)
Net loss per share of common stock - Basic and Diluted (see Note 14)	$(0.36)	$(0.45)	$(1.25)	$(0.66)
Weighted average common shares outstanding - Basic and Diluted (see Note 14)	29,352,026	29,261,942	29,339,384	29,261,942

See accompanying notes to unaudited consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss from operations	$(10,687,743)	$(13,203,940)	$(36,649,794)	$(40,429,571)
Other comprehensive income/(loss):
Foreign currency translation adjustment	17,674	27,094	5,935	(25,553)
Amount reclassified from accumulated OCI	—	2	—	11,026
Unrealized (loss)/gains on securities, net of taxes as applicable	(10,781)	(38,383)	45,628	(35,232)
Other comprehensive income/(loss)	6,893	(11,287)	51,563	(49,759)
Comprehensive loss	(10,680,850)	(13,215,227)	(36,598,231)	(40,479,330)
Less: Net comprehensive income attributable to noncontrolling interest	—	—	—	5,085
Comprehensive loss attributable to Electrocore, LLC and electroCore, Inc., subsidiaries and affiliate	$(10,680,850)	$(13,215,227)	$(36,598,231)	$(40,474,245)
Comprehensive loss attributable to Electrocore, LLC subsidiaries and affiliate	$—	$—	$—	$(21,118,056)
Comprehensive loss attributable to electroCore, Inc., subsidiaries and affiliate	$(10,680,850)	$(13,215,227)	$(36,598,231)	$(19,356,189)

See accompanying notes to unaudited consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Changes in Convertible Preferred Units, Members’ (Deficit) and Stockholders’ Equity

(Unaudited)

	Series A		Series B		Common		Common		Additional		Accumulated other	(Deficit)/Equity attributable to Electrocore LLC and electroCore, Inc.,		Total
	Preferred Units		Preferred Units		Units		Stock		paid-in	Accumulated	comprehensive	subsidiaries	Noncontrolling	equity/
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	capital	deficit	income	and affiliate	interest	(deficit)
Balances as of December 31, 2017	70,918,506	$53,518,463	105,186,020	$68,755,544	218,982,140	$40,180,619	—	$—	$22,596,485	$(152,928,928)	$80,213	$(90,071,611)	$604,055	$(89,467,556)
Net loss attributable to Electrocore, LLC subsidiaries and affiliate	—	—	—	—	—	—	—	—	—	(9,498,540)	—	(9,498,540)	55,005	(9,443,535)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(139,261)	(139,261)	—	(139,261)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(49,920)	(49,920)
Stock and Unit-based compensation	—	—	—	—	—	—	—	—	267,145	—	—	267,145	—	267,145
Balances as of March 31, 2018	70,918,506	$53,518,463	105,186,020	$68,755,544	218,982,140	$40,180,619	—	$—	$22,863,630	$(162,427,468)	$(59,048)	$(99,442,267)	$609,140	$(98,833,127)
Net loss attributable to electroCore, LLC subsidiaries and affiliate	—	—	—	—	—	—	—	—	—	(11,619,797)	(5,085)	(11,624,882)	5,085	(11,619,797)
Reclass of accumulated deficit to APIC	—	—	—	—	—	—	—	—	(174,047,265)	174,047,265	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	105,873	105,873	(5,085)	100,788
Conversion of Series A preferred units to common stock	(70,918,506)	(53,518,463)	—	—	—	—	3,939,917	3,940	53,514,523	—	—	53,518,463	—	53,518,463
Conversion of Series B preferred units to common stock	—	—	(105,186,020)	(68,755,544)	—	—	5,843,668	5,844	68,749,700	—	—	68,755,544	—	68,755,544
Conversion of members common units to common stock	—	—	—	—	(218,982,140)	(40,180,619)	12,099,280	12,099	40,168,520	—	—	—	—	—
Stock dividend issued to Series A preferred holders	—	—	—	—	—	—	241,939	242	3,628,850	(3,629,092)	—	—	—	—
Common stock issued related to initial public offering	—	—	—	—	—	—	5,980,000	5,980	89,692,675	—	—	89,698,655	—	89,698,655
Issuance costs related to initial public offering	—	—	—	—	—	—	—	—	(12,012,086)	—	—	(12,012,086)	—	(12,012,086)
Reclass of warrant liability to equity	—	—	—	—	—	—	—	—	4,110,467	—	—	4,110,467	—	4,110,467
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	26,469	26,469
Stock issued upon conversion of profit interests	—	—	—	—	—	—	1,345,230	1,345	—	—	—	1,345	—	1,345
Stock and Unit-based compensation	—	—	—	—	—	—	—	—	5,364,448	—	—	5,364,448	—	5,364,448
Net loss attributable to electroCore, Inc., subsidiaries and affiliate	—	—	—	—	—	—	—	—	—	(6,162,299)	—	(6,162,299)	—	(6,162,299)
Balances as of June 30, 2018	—	$—	—	$—	—	$—	29,450,034	$29,450	$102,033,462	$(9,791,391)	$41,740	$92,313,261	$635,609	$92,948,870
Net loss attributable to electroCore, Inc., subsidiaries and affiliate	—	—	—	—	—	—	—	—	—	(13,203,940)	—	(13,203,940)	—	(13,203,940)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(11,286)	(11,286)	—	(11,286)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	1	1
Stock based compensation (net of forfeitures)	—	—	—	—	—	—	—	—	661,170	—	—	661,170	—	661,170
Balances as of September 30, 2018	$—	$—	$—	$—	$—	$—	29,450,034	$29,450	$102,694,632	$(22,995,331)	$30,454	$79,759,205	$635,610	$80,394,815

See accompanying notes to unaudited consolidated financial statements

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Changes in Convertible Preferred Units, Members’ (Deficit) and Stockholders’ Equity

(Unaudited)

	Common		Additional		Accumulated other	(Deficit)/Equity attributable to Electrocore LLC and electroCore, Inc.,		Total
	Stock		paid-in	Accumulated	comprehensive	subsidiaries	Noncontrolling	equity/
	Shares	Amount	capital	deficit	income	and affiliate	interest	(deficit)
Balances as of December 31, 2018	29,450,035	$29,450	$103,791,013	$(38,331,215)	$60,843	65,550,091	$635,610	$66,185,701
Net loss	—	—	—	(13,861,530)	—	(13,861,530)	—	(13,861,530)
Other comprehensive income	—	—	—	—	83,713	83,713	—	83,713
Issuance of warrants in settlement of lawsuit	—	—	16,692	—	—	16,692	—	16,692
Stock issuance	183,205	183	(183)	—	—	—	—	—
Stock based compensation (net of forfeitures)	—	—	744,032	—	—	744,032	—	744,032
Balances as of March 31, 2019	29,633,240	$29,633	$104,551,554	$(52,192,745)	$144,556	$52,532,998	$635,610	$53,168,608
Net loss	—	—	—	(12,100,520)	—	(12,100,520)	—	(12,100,520)
Other comprehensive income	—	—	—	—	(39,098)	(39,098)	—	(39,098)
Stock cancellations	(51,549)	(52)	52	—	—	—	—	—
Stock based compensation (net of forfeitures)	—	—	726,799	—	—	726,799	—	726,799
Balances as of June 30, 2019	29,581,691	$29,581	$105,278,405	$(64,293,265)	$105,458	$41,120,179	$635,610	$41,755,789
Net loss	—	—	—	(10,687,743)	—	(10,687,743)	—	(10,687,743)
Other comprehensive income	—	—	—	—	6,893	6,893	—	6,893
Stock cancellations	(140,927)	(141)	141	—	—	—	—	—
Stock issuance under the employee stock purchase plan	28,202	28	(28)	—	—	—	—
Stock based compensation (net of forfeitures)	—	—	1,219,575	—	—	1,219,575	—	1,219,575
Balances as of September 30, 2019	29,468,966	$29,468	$106,498,093	$(74,981,008)	$112,351	$31,658,904	$635,610	$32,294,514

See accompanying notes to unaudited consolidated financial statements

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss from operations	$(36,649,794)	$(40,429,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants and embedded derivative	—	1,870,923
Stock/unit-based compensation	2,690,406	6,458,115
Depreciation and amortization	152,255	41,727
Amortization of marketable securities discount	(480,840)	(240,620)
Cloud computing arrangement implementation costs	(1,114,568)	—
Net noncash lease expense	411,142	—
Noncash portion of litigation settlement	16,692	—
Other	(157,759)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(485,778)	(124,104)
Inventories	(3,171,868)	(796,445)
Prepaid expenses and other current assets	274,199	(2,555,468)
Accounts payable	3,219,105	887,399
Accrued expense and other current liabilities	(656,734)	—
Deferred rent	—	(44,389)
Net cash used in operating activities	(35,953,542)	(34,932,433)
Cash flows from investing activities:
Purchase of marketable securities	(35,216,037)	(56,589,240)
Proceeds from maturities of marketable securities	69,766,000	26,509,684
Purchases of property and equipment	(72,241)	(278,921)
Net cash provided by (used in) investing activities	34,477,722	(30,358,477)
Cash flows from financing activities:
Proceeds from note issued	807,347	—
Repayments of note issued	(346,006)	—
Sale of common stock, net of related expenses	—	78,379,457
Net cash provided by financing activities	461,341	78,379,457
Effect of changes in exchange rates on cash and cash equivalents	(37,299)	(49,004)
Net (decrease) increase in cash and cash equivalents	(1,051,778)	13,039,543
Cash and cash equivalents – beginning of period	7,600,284	13,224,194
Cash and cash equivalents – end of period	$6,548,506	$26,263,737

Supplemental disclosure of cash flow information:
Interest paid	$3,457	$—
Supplemental schedule of noncash activity:
Prepaid lease payments included in right of use assets	$42,857	$—
Series A preferred nits converted to common stock	$—	$53,518,463
Series B units converted to common stock	$—	$68,755,544
Members common units converted to common stock	$—	$40,180,619
Reclass of warrant liability to additional paid in capital	$—	$4,110,467
Reclass of deferred financing costs to additional paid in capital	$—	$856,985
Stock dividend distribution in connection with IPO	$—	$3,629,092

See accompanying notes to unaudited consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Corporate Organization and Company Overview

Company Overview

electroCore, Inc. is a commercial-stage bioelectronic medicine company, engaged in the commercialization and development of a range of patient-administered non-invasive Vagus Nerve Stimulation (“nVNS”) therapies. electroCore was founded in 2005 and its focus currently is on primary headache conditions (migraine and cluster headache).

electroCore, headquartered in New Jersey, has wholly owned subsidiaries that include: electroCore Bermuda, Ltd. (see Note 22), electroCore Germany GmbH, and electroCore UK Ltd. In addition, an inactive affiliate, electroCore (Aust) Pty Limited, is subject to electroCore’s control on basis other than voting interests and is a variable interest entity (“VIE”), for which electroCore is the primary beneficiary.

Corporate Conversion and Initial Public Offering

Effective June 21, 2018, the Company converted into a Delaware corporation pursuant to a statutory conversion and changed its name to electroCore, Inc.  Previously, the Company operated as a Delaware limited liability company under the name Electrocore, LLC.  As a result of the corporate conversion, the holders of the different series of units of Electrocore, LLC, or Units, became holders of common stock and options to purchase common stock of electroCore, Inc. Warrants to purchase Units were converted to warrants to purchase common stock of electroCore, Inc. The number of shares of common stock, options to purchase common stock, and warrants to purchase common stock that holders of Units and warrants to purchase Units were entitled to receive in the corporate conversion was determined in accordance with a plan of conversion that was based upon the terms of the Company’s Third Amended and Restated Limited Liability Company Agreement, dated November 21, 2017 (the “Operating Agreement”), and varied depending on which class and series of Units a holder owned, and the terms of the applicable warrants.  See Note 15 - Corporate Conversion and Equity.

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

In previous quarters of 2019, certain severance related costs were classified as selling, general and administrative expense. These amounts have been reclassified as restructuring and other severance related costs for the nine months ended September 30, 2019. In addition, in previous quarters of 2019, certain stock related items have been reclassed from stock based compensation into separate lines on the consolidated statements of stockholders’ equity.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, allowances for doubtful accounts and sales returns; valuation of inventory, stock compensation, and contingencies.

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

Note 4. Risks and Uncertainties

The Company’s cash requirements for 2019 and beyond include expenses related to the commercialization of its products, as well as the continuing development and clinical evaluation of its products and therapies. As of September 30, 2019 the Company had working capital (current assets less current liabilities) of $28.7 million.

The Company’s expected cash requirements for 2019 and beyond are based on the commercial success of its products and the continual development and clinical evaluation of its products and therapies. Based on the Company’s available cash resources and cash flow projections, it believes it has sufficient funds to continue operations for at least the next 12 months. If these projections are not achieved, the Company will have to further reduce non-personnel related discretionary spending to continue its operations for at least the next 12 months. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with its available financial resources. To the extent additional funds are necessary to meet long-term liquidity needs as the Company continues to execute its business strategy, the Company anticipates that it will be obtained through the incurrence of indebtedness, equity financings or a combination of these potential sources of funds, although the Company can provide no assurance that these sources of funding will be available on reasonable terms.

The Company has foreign currency exchange risks related to revenue and operating expenses in currencies other than the local currencies in which they operate. The Company is exposed to currency risk from the potential changes in functional currency values of its foreign currency denominated assets, liabilities, and cash flows.

The Company earns a significant amount of its revenue from one specialty pharmaceutical distributor in the United States. At September 30, 2019 and December 31, 2018, the accounts receivable, net related to this distributor was $213,850 and $195,730 respectively.

Note 5. Revenue Recognition

Performance Obligations

Revenue, net of distribution discounts, vouchers, rebates, returns, and co-payment assistance is solely generated from the sales of the gammaCore products. Revenue is recognized when delivery of the product is completed. The Company deems control to have transferred upon the completion of delivery because that is the point in which (1) it has a present right to payment for the product, (2) it has transferred the physical possession of the product, (3) the customer has legal title to the product, (4) the customer has risks and rewards of ownership and (5) the customer has accepted the product. After the products have been delivered and control has transferred, the Company has no remaining unsatisfied performance obligations.

Revenue is measured based on the consideration that the Company expects to receive in exchange for gammaCore, which represents the transaction price.  The transaction price includes the fixed per-unit price of the product and variable consideration in the form of trade credits, vouchers, rebates, and co-payment assistance. The per-unit price is based on the Company’s established wholesale acquisition cost less a contractually agreed upon distributor discount with the customer.

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

In addition, reimbursement for co-payments made by patients under the co-payment assistance program is considered variable consideration.  Beginning in February 2019, eligible patients could receive a reduction of up to $300 from the cost of co-payments the first month of therapy and a reduction of up to $250 from the cost of each refill for a maximum of 12 months. For three and nine months ended September 30, 2019, net product sales reflect a reduction of $18,567 and $56,959, respectively, for the reduction from the cost of therapy under the co-payment assistance program. For the three and nine months ended September 30, 2018, net product sales reflect a reduction of $14,615 and $54,340 respectively, from the cost of therapy under the co-payment assistance program.

In accordance with Company policy, damaged or defective products are replaced at no charge under the Company’s standard warranty. A cash refund is allowed under specific circumstances for undamaged and non-defective returned products. As of September 30, 2019, and December 31, 2018 the allowance for returns was $130,000 and $0, respectively.

Contract Balances

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Accordingly, under ASC 606, the contracts with customers do not give rise to contract assets or liabilities.

Agreed upon payment terms with customers are within 120 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Disaggregation of Net Sales

The following table provides additional information pertaining to net sales disaggregated by geographic market for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Geographic Market
United States	$491,722	$8,905	$1,211,318	$338,753
United Kingdom	169,526	97,278	415,313	213,041
Germany	18,113	42,884	79,452	60,343
Other	3,632	1,905	9,254	13,248
Total Net Sales	$682,993	$150,972	$1,715,337	$625,385

Note 6.  Cash, Cash Equivalents and Marketable Securities

The following tables summarizes the Company’s cash, cash equivalents and marketable securities as of September 30, 2019 and December 31, 2018.

As of September 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$6,548,506	$—	$—	$6,548,506

Commercial Paper	$1,992,987	$1,273	$—	$1,994,260
U.S. Treasury Bonds	24,943,908	3,141	(1,716)	24,945,333
Total marketable securities	$26,936,895	$4,414	$(1,716)	$26,939,593

Total cash, cash equivalents, and marketable securities	$33,485,401	$4,414	$(1,716)	$33,488,099

As of December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$7,600,284	$—	$—	$7,600,284

Corporate Debt Securities	$18,961,145	$—	$(25,888)	$18,935,257
Commercial Paper	6,970,867	—	(4,927)	6,965,940
U.S. Treasury Bonds	35,074,005	—	(12,115)	35,061,890
Total marketable securities	$61,006,017	$—	$(42,930)	$60,963,087

Total cash, cash equivalents, and marketable securities	$68,606,301	$—	$(42,930)	$68,563,371

The Company’s commercial paper and U.S. treasury bonds all mature within one year.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
September 30, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$6,548,506	$6,548,506	$—	$—
Marketable Securities:
Commercial Paper	1,994,260	1,994,260	—	—
U.S. Treasury Bonds	24,945,333	24,945,333	—	—
Total	$33,488,099	$33,488,099	$—	$—

December 31, 2018
Assets
Cash and cash equivalents	$7,600,284	$7,600,284	$—	$—
Marketable Securities:
Corporate Debt Securities	18,935,257	18,935,257	—	—
Commercial Paper	6,965,940	6,965,940	—	—
U.S. Government Sponsored Agencies	35,061,890	35,061,890	—	—
Total	$68,563,371	$68,563,371	$—	$—

The carrying amount of the Company’s receivables and payables approximate their fair values due to their short maturities, and therefore their fair value information is not included in the above table.

Note 8.  Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in first-out basis.

	September 30,	December 31,
	2019	2018
Raw materials	$1,330,419	$821,704
Work in process	3,569,131	951,695
Finished goods	221,721	176,003
Total inventory	5,121,271	1,949,402
Less: noncurrent	2,010,000	—
Total - current	$3,111,271	$1,949,402

Note 9.  Property and Equipment – Net

Property and equipment, net, as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Machinery and equipment	$393,154	$424,146
Furniture and fixture	309,311	286,268
Computer equipment	20,783	20,783
Leasehold Improvements	8,880	—
Property and equipment - gross	732,128	731,197
Less accumulated depreciation and amortization	(360,720)	(350,293)
Property and equipment - net	$371,408	$380,904

During the nine months ended September 30, 2019, $70,639 of fully depreciated lab and production equipment and office furniture were written off. During the nine months ended September 30, 2018, $27,204 of fully depreciated assets held by the Company’s Bermuda and Australian subsidiaries were written off.

Property and Equipment depreciation and amortization expense for the three and nine months ended September 30, 2019 was $27,366 and $81,066, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2018 was $20,663 and $41,727, respectively

Note 10.  Leases

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

The Company’s leases have remaining lease terms of approximately three to five years, some of which include options to extend the leases for up to an additional five years. For the leases for the office space in Basking Ridge New Jersey and the manufacturing and warehouse space in Rockaway New Jersey, the Company recognized the options to renew the leases as part of the right of use asset and the lease liability as the Company deemed that the renewal options were reasonably certain to be exercised.  However, due to the Company’s decision to implement a comprehensive redeployment and cost reduction plan implemented in June 2019, the Company determined the renewal option for the office space at the Basking Ridge location is no longer reasonably certain to be exercised. The Company remeasured the Basking Ridge right of use asset and the lease liability beginning June 1, 2019 utilizing the newly expected lease term.

The incremental borrowing rate used to determine the net present value of the leases at inception was 9.75%.  This is the incremental borrowing rate that represents the rate of interest that the Company would expect to pay to borrow an amount equal to the lease payments under similar terms. As the Company does not borrow on a collateralized basis, the non-collateralized borrowing rate is used as an input in deriving the incremental borrowing rate.  Following the comprehensive redeployment and cost reduction plan announcement and as required in the lease remeasurement process under Topic 842, the incremental borrowing rate was reassessed and increased to 13.75% at the time of remeasurement. The remeasurement updated the net present value of all operating leases from inception using the new discount rate at June 1, 2019.

For the three months ended September 30, 2019 and 2018, the Company recognized lease expense of $186,037 and $124,068, respectively.  For the nine months ended September 30, 2019 and 2018, the Company recognized lease expense of $599,322 and $371,227, respectively. These payments do not include non-lease components as the Company elected not to include those payments as part of the lease expense.

The tables below provide the details of the right of use assets and lease liabilities:

Supplemental Balance Sheet Information for Operating Leases

September 30, 2019
Operating leases:
Operating lease right of use assets	$1,552,537
Operating lease liabilities:
Current portion of operating lease liabilities	436,904
Noncurrent operating lease liabilities	1,550,065
Total operating lease liabilities	$1,986,969
Weighted average remaining lease term (in years)	5.9
Weighted average discount rate	13.75%

Supplemental Statement of Cash Flows Information for Operating Leases

Nine months ended September 30, 2019
Noncash lease expense	232,270
Change in operating lease liabilities	178,872

Future minimum lease payments under non-cancellable operating leases as of September 30, 2019:

Remainder of 2019	$145,103
2020	712,076
2021	690,358
2022	337,254
2023	142,892
2024 and thereafter	822,304
Total future minimum lease payments	2,849,987
Less: Amounts representing interest	(863,018)
Total	$1,986,969

Total lease expense, in accordance with the superseded lease standard was $496,055 for 2018. Future minimum lease payments under non-cancellable operating leases as of December 31, 2018:

Year ended December 31, 2019	$576,743
2020	714,616
2021	692,893
2022	737,324
2023 and thereafter	3,696,796
Total	$6,418,372

Note 11. Other Assets

In 2018, the Company entered into a contract to obtain a cloud computing arrangement (“CCA”).  In accordance with ASU 2018-15, the implementation costs incurred in the CCA are deferred and recognized as other assets and are amortized to expense over the noncancelable term of the arrangement. The Company capitalized $826,818 in CCA costs for the six months ended June 30, 2019 and $395,504 in the last quarter of 2018. The implementation of this CCA was completed on June 30, 2019. Beginning July 1, 2019, the Company went live with the cloud computing Enterprise Resource Planning system and all future related costs are expensed as incurred. In July 2019, the Company began amortizing the related deferred costs over the remaining period of the noncancelable arrangement, or $23,506 a month over 52 months. Amortization costs for the three and nine months ended September 30, 2019 was $70,519.

Note 12.  Accrued Expenses

Accrued expenses as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Accrued professional fees	1,049,189	1,273,249
Accrued bonuses	785,878	2,152,264
Restructuring and severance accrual	1,155,328	—
Other accrued expenses	726,875	948,588
	$3,717,270	$4,374,101

Note 13.  Note Payable

Finance and Security Agreement

On July 1, 2019, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (“the Agreement”). The Agreement provides for a single borrowing by the Company of $807,347, with a seven-month term, and an annual interest rate of 2.99%. The proceeds from this transaction were used to partially fund the premiums due under some of the Company’s insurance policies. The amounts payable are secured by the Company’s rights under such policies. At September 30, 2019, the remaining balance is $461,341 and during the three and nine months ended September 30, 2019, the Company recognized $3,457 in interest expense, respectively.

Note 14.  Net Loss Per Share

Stock options have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the treasury stock method.  As described in Note 15, Corporate Conversion and Equity, on June 21, 2018, electroCore, Inc. completed a Corporate Conversion as well as its IPO to, among other things, provide for a single class of common stock of electroCore Inc., in exchange for the previous Convertible Preferred Units and Common Units of the Company.  This conversion changed the relative ownership of electroCore, Inc. such that retroactive application of the conversion to periods prior to the IPO for the purposes of calculating loss per share would not be meaningful.

Prior to the Corporate Conversion, the Company’s ownership structure included several different types of LLC interests including preferred stock, common units and Profits Interests (see Note 15, Corporate Conversion and Equity).  The Company analyzed the calculation of earnings per unit for periods prior to the Corporate Conversion and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements.  Therefore, earnings per share information has not been presented for periods prior to the Corporate Conversion on June 21, 2018

The following table sets forth the numerators and denominators used to compute basic and diluted earnings per share of the common stock:

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	For the nine months ended September 30, 2019	For the period from June 21 to September 30, 2018
Numerator – Basic and Diluted
Net loss attributable to electroCore, Inc. subsidiaries and affiliate	$(10,687,743)	$(13,203,940)	$(36,649,794)	$(19,366,239)
Denominator – Basic and Diluted
Weighted average shares of common stock outstanding	29,352,026	29,261,942	29,339,384	29,261,942
Net loss per common share, Basic and Diluted	$(0.36)	$(0.45)	$(1.25)	$(0.66)

Note 15. Corporate Conversion and Equity

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

Note 16. Income Taxes

There is no provision for income taxes for the three and nine months ended September 30, 2019.  The Company has incurred U.S. operating losses since inception and has not incurred any other income taxes.  Prior to the Corporate Conversion on June 21, 2018, the Company was a limited liability company in the U.S., which is treated as a partnership for Federal and state income tax purposes. Accordingly, the Company was not subject to U.S. income taxes until its conversion.

Note 17.  Warrant Liability

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

Note 18.  Stock Based Compensation and Unit‑Based Compensation

At the time of the Corporate Conversion, the issuance of common stock and options to purchase common stock to prior holders of Profits Interests in connection with the Corporate Conversion was accounted for as a type-1 modification of the old awards. See Note 15, Corporate Conversion and Equity, for detail on the conversion of awards under the previous LLC structure to the new corporate structure.

The following table presents the activity related to stock options for the nine months ended September 30, 2019. The options generally vest over a four-year period.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 1, 2019	2,228,904	$14.91
Granted	1,325,177	6.40
Exercised	—	—
Cancelled	(1,198,715)	13.28
Outstanding, September 30, 2019	2,355,366	$10.96	8.9

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three and nine months ended September 30, 2019 was estimated at the grant date using the Black Scholes option pricing model with the following assumptions:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Risk-Free Interest Rate (%)	1.38 - 1.94	1.38 - 2.60
Expected Volatility (%)	102.66 - 103.79	78.97 - 103.79
Expected Term (Years)	5.0 - 6.1	0.7 - 6.2
Expected Dividend Yield (%)	0.0	0.0

The following table presents the activity related to restricted stock awards for the nine months ended September 30, 2019. The restricted stock granted generally vest over a four-year period:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding January 1, 2019	1,342,710	$15.00
Granted	204,088	6.88
Vested/Released	(313,104)	14.84
Cancelled	(92,903)	7.68
Outstanding, September 30, 2019	1,140,791	$11.18

The following table presents the activity related to restricted stock unit awards for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2019	79,998	$15.00
Granted	1,317,174	2.59
Vested/Released	(58,800)	4.95
Cancelled	(92,057)	1.84
Outstanding, September 30, 2019	1,246,315	$3.02

        The Company recognized stock compensation for its equity awards as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Selling, general and administrative	$904,115	$2,030,465
Research and development	313,533	658,014
Cost of goods sold	1,927	1,927
	$1,219,575	$2,690,406

Total unrecognized compensation cost related to unvested awards as of September 30, 2019 was $7.4 million and is expected to be recognized over the next 2.7 years.

Note 19. Employee Stock Purchase Plan

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

The common stock issuable in respect of the first bi-annual period under the plan were issued to eligible participating employees during the third quarter of 2019.

The following assumptions were used in the Black Scholes calculation of the fair value of the discount.

2019
Dividend yield	0.0%
Risk-free interest rates	2.3%
Expected life (years)	0.06
Expected volatility	176%
Fair value	0.72

Compensation expense related to this plan was $1,426 and $22,053 for the three and nine months ended September 30, 2019, respectively. For the nine months ended September 30, 2019 employees purchased 28,802 shares.

Note 20.  Commitments and Contingencies

Stockholders Litigation

On July 8, 2019 and August 1, 2019, purported stockholders of the Company served putative class action lawsuits in the Superior Court of New Jersey for Somerset County, captioned Paul Kuehl vs. electroCore, Inc., et al., Docket No. SOM-L 000876-19, and Shirley Stone vs. electroCore, Inc., et al., Docket No. SOM-L 001007-19, respectively. In addition to the Company, the defendants include present and past directors and officers, the underwriters for the Company’s IPO, and two stockholders of the Company. The plaintiffs each seek to represent a class of stockholders who purchased common stock of the Company in its IPO or whose purchases are traceable to that offering. The complaints allege that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act with respect to the registration statement and related prospectus for the IPO. The complaints seek unspecified compensatory damages, interest, costs and attorneys’ fees. On August 15, 2019, the Superior Court entered an order consolidating the Kuehl and Stone actions, which are proceeding under Docket No. SOM-L 000876-19.  The Company filed a motion to dismiss the complaint on October 31, 2019.

In addition, on September 26, 2019 and October 31, 2019, purported stockholders of the Company served putative class action lawsuits in the United States District Court for the District of New Jersey captioned Allyn Turnofsky vs. electroCore, Inc., et al., Case 3:19-cv-18400, and Priewe vs. electroCore, Inc., et al., Case 1:19-cv-19653, respectively. In addition to the Company, the defendants include present and past directors and officers and the underwriters for the Company’s IPO. The plaintiffs each seek to represent a class of stockholders who (i) purchased common stock of the Company in its IPO or whose purchases are traceable to the IPO, or (ii) who purchased common stock of the Company between the IPO and September 25, 2019. The complaints each allege that the defendants violated Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, with respect to (i) the registration statement and related prospectus for the IPO, and (ii) certain later public disclosures. The complaints seeks unspecified compensatory damages, interest, costs and attorneys’ fees.

The Company intends to vigorously defend itself in the foregoing actions; however, in light of, among other things, the preliminary stage of these litigations, the Company is unable to provide any assurances as to the ultimate outcome of any of the lawsuits or to determine the reasonable probability of loss or a range of potential loss. Accordingly, the Company has not established an accrual for potential losses, if any, that could result from any unfavorable outcome.

The Company expenses associated legal fees in the period in which they are incurred.

Claim from Lifehealthcare Pty Ltd.

The Company was party to a joint venture arrangement (JV Arrangement) in Australia with Lifehealthcare Pty Ltd (LHP).  In 2017, the parties agreed to terminate the JV Arrangement.  In March 2019, the Company received a letter from LHP alleging certain breaches by the Company under the JV Arrangement, primarily arising out of the Company’s alleged failure to notify LHP of the Company’s IPO.  The Company strongly disputes these allegations and notified LHP in writing in April 2019 of its position on this matter and its intent to vigorously defend itself against these claims. The Company has received no further communications from LHP in the intervening six months. Although no assurance can be given that LHP will not pursue this matter further, the financial impact, if any, in connection with any potential resolution of this matter is not expected to be material.

Settlement Agreement

In January 2019, the Company settled a dispute with one of its former advisors, Madison Global Partners, who had filed a complaint against the Company in the Supreme Court of the State of New York, County of New York (Index No. 652329/2018). As part of that settlement, the Company paid Madison Global $325,000 and issued to Madison Global and its representatives warrants to purchase in the aggregate 62,181 shares of its common stock at prices ranging from $5.68 per share to $12.60 per share. In January 2019, 5,192 warrants with an exercise price of $5.68 were issued and the expense was recognized. All other amounts were accrued in prior accounting periods.  The warrants issued are shown in the following table:

# Warrants	Exercise Price	Expiration Dates
8,576	$8.86	April 1, 2021
22,253	$5.68	March 30, 2022
17,066	$12.60	June 30, 2022
14,286	$12.60	August 31,2022

Note 21.  Restructuring Charges and Other Severance Related Charges

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

The costs associated with this initiative primarily represent severance and other costs associated with employee terminations, the majority of which will be settled in cash, and totaled approximately $850,000. In June 2019, as part of this process, the

Company formally communicated the termination of employment to 31 employees, and as of September 30, 2019, the Company had terminated all of these employees. As of September 30, 2019, the Company has accrued liabilities of approximately $250,000 in connection with the remaining unpaid obligations related to the restructuring charges. The remaining obligation will be paid by the end of 2019.

Other Severance Related Charges

Officer Separation Costs

On June 10, 2019, Frank Amato, the Company’s former Chief Executive Officer, offered his resignation. The Company entered into a Separation Agreement with Mr. Amato, pursuant to which he remained as Chief Executive Officer and a member of the Board until September 30, 2019 (the “Separation Date”). Pursuant to the Separation Agreement, Mr. Amato was paid $800,000 on October 1, 2019. In addition, all options to purchase Company common stock held by Mr. Amato continued to vest through the Separation Date and remain exercisable until the one-year anniversary of the Separation Date. All restricted stock units held by Mr. Amato continued to vest through the Separation Date.

Since Mr. Amato provided substantial services to the Company, the Company recognized all costs related to the Separation Agreement over the period from June 10, 2019 to September 30, 2019. In connection with the Separation Agreement, the Company recorded a charge of $800,000 for the nine months ended September 30, 2019.

Additional Executive Separation Costs

Effective July 31, 2019, the Company entered into a Separation Agreement with its Chief Commercial Officer. Pursuant to the agreement, a severance payment of $147,500 was recognized and is to be paid evenly over the subsequent six months. As of September 30, 2019, the remaining balance of approximately $100,000 has been accrued.

Note 22.  Subsequent Events

Dissolution of Subsidiary

An inactive wholly owned subsidiary, electroCore Bermuda, Ltd., was dissolved in October 2019.

Appointment of New Chief Executive Officer and Member of the Board of Directors

Effective October 1, 2019, Daniel S. Goldberger was appointed the Company’s Chief Executive Officer and to the Company’s Board of Directors.

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

Overview

We are a commercial stage bioelectronic medicine company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy. nVNS is a platform therapy that modulates neurotransmitters and immune function through its effects on both the peripheral and central nervous systems. We are initially focused on neurology and our therapy, gammaCore, is cleared by the U.S. Food and Drug Administration, or FDA, for use by adults for the following three neurology indications: the acute treatment of pain associated with each of migraine and episodic cluster headache; and the prevention of cluster headaches. In neurology, we intend to pursue further label expansions to include prevention of migraine. Finally, we are considering the potential for several new indications as our nVNS technology is being broadly studied in a number of investigator-initiated studies.

gammaCore is the first FDA-cleared, prescription-only non-invasive VNS therapy. Historically, vagus nerve stimulation or VNS, required a highly invasive surgical procedure to permanently implant a costly medical device. These limitations prevented VNS from being used, other than for the most severe patients. Our latest product, gammaCore Sapphire, is a proprietary, simple-to-use handheld delivery system intended for multi-year use prescribed on a monthly basis and is both rechargeable and reloadable via individualized radio-frequency identification, or RFID, cards. gammaCore Sapphire permits patients to self-administer doses of nVNS on an as-needed basis for acute treatment, or at regular intervals for prevention therapy.

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

In January 2018, the FDA cleared our gammaCore therapy for the acute treatment of pain associated with migraine in adults. Migraine is a debilitating primary headache condition that affects approximately 12% of the adult population. Some reports suggest that up to 60% of migraine sufferers are dissatisfied with, or have contraindications to, the current standard of care treatments for migraine, such as “triptan” medications. In April 2017, the FDA cleared gammaCore for the acute treatment of pain associated with episodic cluster headache (“CH”) and in December 2018, the FDA cleared gammaCore for the prevention of CH. CH is an extremely painful form of headache affecting approximately 350,000 people in the United States. Prior to gammaCore, injectable sumatriptan was the only FDA-approved, commercially available acute CH treatment, and there was no FDA approved therapy for the prevention of CH; gammaCore remains the only FDA-cleared treatment available as both an acute and preventative therapy for CH.

The first three clearances of our gammaCore therapy were facilitated by the FDA’s creation of a new regulatory category: External Vagus Nerve Stimulator for Headache (21 CFR 882-5892). Based on this category’s description, we anticipate that some additional label expansions may be possible through the pathway under Section 510(k) of the Federal Drug and Cosmetic Act. In July 2019, the FDA accepted for review our 510(k) premarket notification for a new indication for use of gammaCore for the prevention of migraine. Because the new indication of migraine prevention is supported largely by the Premium 1 study, which showed a trend in favor of gammaCore over a sham device in reducing the number of migraines per month but failed to achieve statistical significance, the FDA may not clear gammaCore for this use based on the Premium 1 results. In September 2019, the FDA asked for additional information regarding the 510(k) submission and we met with the FDA in November 2019 to discuss the nature of the requested information. In the meantime, we continue to enroll subjects in the Premium 2 clinical trial to support the label expansion for migraine prevention, if necessary, and to support the commercialization of gammaCore as a migraine prevention therapy should this indication receive FDA clearance. We expect to complete enrollment in Premium 2 in 2020.

Our Therapy Delivery Platform

gammaCore Sapphire is a prescription only handheld unit where patients self-administer discrete doses. After the initial prescription is filled, access to therapy is refilled monthly through the input of a unique, prescription-only authorization code.

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

We have never been profitable and have incurred net losses in each year since our inception.  Our net loss from operations for the nine months ended September 30, 2019 and 2018 was approximately $36.6 million and $40.5 million, respectively.  As of September 30, 2019, our accumulated deficit was $75.0 million. We expect to continue to incur substantial net losses and negative cash flows from operations for at least the next several years. We intend to continue to make targeted investments in building our U.S. commercial infrastructure. We also intend to continue to make targeted investments in research and development to expand our gammaCore therapy.

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

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $33.5 million. Based on our available cash resources and cash flow projections, we believe we have sufficient funds to continue operations for at least the next 12 months and currently anticipate that there will be adequate resources to fund our operations into the beginning of 2021. See “—Liquidity Outlook.”

Our Current Focus

On May 29, 2019, we announced significant adjustments to the deployment of personnel and resources across the organization. The effort was intended to focus our currently available and near-term revenue opportunities and on clinical programs specifically designed to expand the gammaCore product labeling. To achieve this goal, we have reduced the size of our organization, including our field sales force and clinical operations. We are currently focusing our resources on high-value geographic and other sales territories where the current prescriber base and regional payer coverage are most concentrated including:

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

We have also postponed certain clinical trials in indications that are more exploratory in nature, such as our ATOM trial to pursue label expansion into migraine in adolescents and is also concentrating its resources on opportunities to broaden the gammaCore label to include migraine prevention. We have also reduced our medical affairs activities consistent with our current focus.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of our consolidated financial statements included elsewhere in this filing and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Developments

Effective October 1, 2019, Daniel S. Goldberger was appointed Chief Executive Officer, and a member of our Board of Directors, replacing Frank Amato in both roles.

In July and August of 2019, purported stockholders of the Company filed separate class action lawsuits against the Company and its directors in the Superior Court of New Jersey. The plaintiffs allege certain violations of the securities laws in connection with the Company’s initial public offering that occurred in June 2018. In addition, in September and October of 2019, purported stockholders of the Company served putative class action lawsuits in United States District Court for the District of New Jersey. The plaintiffs allege certain violations of the securities law in connect with the Company’s initial public offering and certain later public disclosures. For more information about this and other pending litigation, see below in Part II, Item 1: Legal Proceedings.

Components of Our Results of Operations

Net Sales

US Commercial Payer Sales

We generate the majority of our net sales in the United States. In April 2017, we received FDA clearance for gammaCore for the acute treatment of pain associated with episodic cluster headache in adults. In January 2018, we received FDA clearance for gammaCore for the acute treatment of pain associated with migraine headaches in adults.

We implemented physician education and promotional programs with three goals: to provide patients therapy at no charge; to demonstrate to physicians the benefits of gammaCore therapy; and to prompt U.S. commercial payers to provide pharmacy benefit coverage for the product as a result of their observation of patient demand for the therapy.

Our current promotional program, Partners for Coverage allows eligible commercial insurance patients uninterrupted access to gammaCore for up to 12 months while insurance coverage is being pursued.

These programs have resulted in increases in prescriptions for gammaCore and has prompted negotiations with commercial payers, resulting in non-preferred medical and pharmacy reimbursement in approximately 10 million lives and medical exception coverage for an additional 30 million pharmacy benefit lives in the first quarter of 2019. Most of these prescriptions, however, have been for free goods, and the initiation of reimbursement by some of these organizations has been complex and slow to ramp up, thereby resulting in modest revenue growth. In May 2019 we reduced our field sales force until greater progress can be made with commercial payers.

Our goal had been to achieve a target of 100 million lives covered by the end of the first quarter 2020 from our commercial and government channels combined. Presently, we believe it is not likely we will achieve this goal. Due to the uncertainty of the amount and timing of achieving additional covered lives, we no longer intend to disclose a goal of covered lives. In addition, there is no guarantee that covered lives will translate into revenue or profitability for the Company.

We primarily sell to one specialty pharmaceutical distributor for our U.S. commercial payor sales.

Veterans Administration and Department of Defense

In January 2019, we announced that we had been awarded a five-year Federal Supply Schedule Medical Equipment and Supply contract, which makes gammaCore available to approximately 20 million lives whose care is administered by the Department of Veterans Affairs and the Department of Defense.

United Kingdom

On May 6, 2019, we announced that gammaCore was selected as one of eight innovative technologies by the National Health Service’s Innovative Technology Payment. The award provides for additional reimbursement of gammaCore by the National Health Service.

On July 9, 2019, we announced that the United Kingdom’s National Institute for Health and Care Excellence (“NICE”) recently issued draft guidance regarding the use of gammaCore for cluster headache. The draft guidance highlights the potential economic savings of gammaCore and its potential to effectively treat cluster headache for approximately 25,000 people in the United Kingdom. NICE will solicit comments from stakeholders before issuing final guidance, which is expected to be published in December 2019.

We believe these developments offer the potential for revenue growth in the United Kingdom.

Other Potential Revenue Opportunities

In August 2019, we announced that we entered into an exclusive contract with Doctor’s Medical, LLC for distribution rights to gammaCore for patients with workers compensation and automobile personal injury claims. In addition, we may consider partnerships, license, or distributor agreements with external parties to expand our sales and marketing capabilities.

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

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of personnel related costs (including compensation, benefits, and stock-based compensation) for executive, finance, administrative and field-based personnel, costs for commercial related infrastructure, and market development. As a result of clearance from the FDA and commencement of commercial sales in the United States, we incurred a significant increase in compensation costs as additional personnel were hired to oversee the execution of the commercial plan in the United States and Europe. Significant expenses include costs associated with marketing and advertising, salesforce, professional fees for legal services, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, rent, compliance, payor reimbursement development, accounting services, and consulting fees. Marketing costs include promotional costs which consist of free goods given to patients under our voucher and other free good programs to support potential future sales. The unit cost of these items is essentially identical to the unit cost of items flowing into Cost of Goods Sold, and consists of direct material, direct labor and overhead. In addition, the costs associated with the service provider for the voucher program is included in promotional costs as well.

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

Net Income Attributable to Non-Controlling Interest

From our inception through September 30, 2019, we consolidated the financial results of our affiliate, electroCore (Aust) Pty Limited. Although we did not have a controlling ownership interest in electroCore (Aust) Pty Limited during that period, we determined that electroCore (Aust) Pty Limited was a variable interest entity, of which we were the primary beneficiary.

Results of Operations

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018

The following table sets forth amounts from our consolidated statements of operations for the three months ended September 30, 2019 and 2018 with the changes in those items in dollars.

	For the three months ended September 30,
	2019	2018	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$683.0	$151.0	$532.0
Cost of goods sold	353.9	97.1	256.8
Gross profit	329.1	53.9	275.2
Operating expenses
Research and development	2,274.9	2,333.3	(58.4)
Selling, general and administrative	8,143.4	11,272.4	(3,129.0)
Restructuring and other severance related charges	804.6	—	804.6
Total operating expenses	11,222.9	13,605.7	(2,382.8)
Loss from operations	(10,893.8)	(13,551.8)	2,658.0
Interest and other income, net	206.1	355.2	(149.1)
Other	—	(4.9)	4.9
Total other income/(expense)	206.1	350.3	(144.2)
Loss before income taxes	(10,687.7)	(13,201.5)	2,513.8
Provision for income taxes	—	2.4	(2.4)
Net loss from operations	(10,687.7)	(13,203.9)	2,516.2
Less: Net income attributable to noncontrolling interest	—	—	—
Total net loss attributable to Electrocore LLC and electroCore, Inc.	$(10,687.7)	$(13,203.9)	$2,516.2

Net Sales

Net sales were approximately $683.0 thousand and $151.0 thousand for three months ended September 30, 2019 and 2018, respectively. The increase of $532.0 thousand is due to increased selling efforts following the 2018 commercial launch of our products for the prevention and acute treatment of pain associated with episodic cluster headache and the acute treatment of migraine headache in adult patients. U.S. sales increased by $482.8 thousand, United Kingdom sales increased by $72.2 thousand.

Costs of Goods Sold

Cost of goods sold was approximately $353.9 thousand and $97.1 thousand for the three months ended September 30, 2019 and 2018, respectively. The lower cost of goods sold as a percentage of revenue is due to increased sales of gammaCore refill kits which have a lower cost structure than the gammaCore starter kits.

Research and Development

Research and development expense was approximately $2.3 million and $2.3 million for the three months ended September 30, 2019 and 2018, respectively. The slight decrease was primarily the result of a decrease in research activities, including reduced headcount and stock compensation expense as a result of our June 2019 reduction in force, offset by an increase in clinical study expenses.

Selling, General and Administrative

Selling, general and administrative expense was approximately $8.1 million and $11.3 million for the three months ended September 30, 2019 and 2018, respectively. The decrease of $3.2 million is primarily a result of our June 2019 reduction in force and other reduced sales and marketing expenses.

Restructuring and other severance related charges

Restructuring and other-related charges for the three months ended September 30, 2019 consist of severance related expenses. There was no such expense for the three months ended September 30, 2018.

Change in Fair Value of Warrant Liability and Derivative Instrument related to Convertible Bridge Notes

The change in fair value of the warrant liability is based on revaluation of the warrants and embedded derivative during the three months ended September 30, 2018, which occurred as a result of the corporate conversion in 2018. There was no warrant liability or embedded derivative during the three months ended September 30, 2019 as the result of the corporate conversion in 2018.

Interest and Other Income, Net

Interest and other income, net was $206.1 thousand and $355.2 thousand for the three months ended September 30, 2019 and 2018, respectively. This decrease of $149.1 thousand was the result of decreased interest and dividends from our portfolio of marketable securities.

Other expenses

Other expenses were $0 thousand and $4.9 thousand for the three months ended September 30, 2019 and 2018, respectively.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018

The following table sets forth amounts from our consolidated statements of operations for the nine months ended September 30, 2019 and 2018 with the changes in those items in dollars.

	For the nine months ended September 30,
	2019	2018	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$1,715.3	$625.4	$1,089.9
Cost of goods sold	766.2	386.5	379.7
Gross profit	949.1	238.9	710.2
Operating expenses
Research and development	8,279.4	9,006.7	(727.3)
Selling, general and administrative	28,155.6	30,104.6	(1,949.0)
Restructuring and other severance related charges	1,997.3	—	1,997.3
Total operating expenses	38,432.3	39,111.3	(679.0)
Loss from operations	(37,483.2)	(38,872.4)	1,389.2
Change in fair value of warrant liability	—	(1,870.9)	1,870.9
Interest and other income, net	850.1	579.8	270.3
Other	(16.7)	(263.7)	247.0
Total other income/(expense)	833.4	(1,554.8)	2,388.2
Loss before income taxes	(36,649.8)	(40,427.2)	3,777.4
Provision for income taxes	—	2.4	(2.4)
Net loss from operations	(36,649.8)	(40,429.6)	3,779.8
Less: Net income attributable to noncontrolling interest	—	55.0	(55.0)
Total net loss attributable to Electrocore LLC and electroCore, Inc.	$(36,649.8)	$(40,484.6)	$3,834.8

Net Sales

Net sales were approximately $1.7 million and $0.6 million for nine months ended September 30, 2019 and 2018, respectively. The increase of $1.1 million is primarily due to increased selling efforts following the 2018 commercial launch of our products for the prevention and acute treatment of pain associated with episodic cluster headache and the acute treatment of migraine headache in adult patients. U.S. sales increased by approximately $0.9 million, United Kingdom sales increased by approximately $0.2 million.

Costs of Goods Sold

Cost of goods sold was approximately $766.2 thousand and $386.5 thousand for the nine months ended September 30, 2019 and 2018, respectively. The increase of $379.7 thousand was the result of increased sales.

Research and Development

Research and development expense was approximately $8.3 million and $9.0 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $0.7 million was the result of decrease in research activities as a result of our June 2019 reduction in force, offset by increase in clinical study expenses.

Selling, General and Administrative

Selling, general and administrative expense was approximately $28.2 million and $30.1 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $1.9 million was the result of a decrease in sales and marketing costs of $2.2 million, largely due to our June 2019 reduction in force and other non-personnel related costs.

Restructuring and other severance related charges

The restructuring and other-related charges of $2.0 million during the nine months ended September 30, 2019 were due to the Company’s restructuring plan implemented in June 2019 and other severance costs. There were no restructuring charges during the nine months ended September 30, 2018.

Change in Fair Value of Warrant Liability and Derivative Instrument related to Convertible Bridge Notes

The change in fair value of the warrant liability is based on revaluation of the warrants and embedded derivative during the nine months ended September 30, 2018, which occurred as a result of the corporate conversion in 2018. There was no warrant liability or embedded derivative during the nine months ended September 30, 2019.

Interest and Other Income, Net

Interest and other income, net was $850.1 thousand and $579.8 thousand for the nine months ended September 30, 2019 and 2018, respectively. This increase of $270.3 thousand was the result of returns on investments made with the proceeds from the IPO.

Other expenses

Other expenses, net was $16.7 thousand and $263.7 thousand for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $247.0 thousand was due to a $250.0 thousand litigation charge during the nine months ended September 30, 2018 related to a litigation settlement in the first quarter of 2019, offset by warrant expense of $3.0 thousand in the nine months ended September 30, 2019, as part of such settlement.

Net Income Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest was $0 and $55 thousand for the nine months ended September 30, 2019 and 2018, respectively. This income was due to the write-off of the previous liability from our joint venture in Australia in 2018.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the nine months ended September 30,
	2019	2018
	(in millions)
Net cash (used in) provided by
Operating activities	$(36.0)	$(34.9)
Investing activities	$34.5	$(30.4)
Financing activities	$0.5	$78.4

Operating Activities

Net cash used in operating activities was $36.0 million and 34.9 million for the nine months ended September 30, 2019 and 2018, respectively. This increase in cash used in operating activities of $1.1 million was primarily due to changes in operating assets and liabilities partially offset by a decrease in net loss, as well as changes in the fair value of warrant liabilities and stock compensation due to the corporate conversion in June 2018.

Investing Activities

Net cash provided by investing activities was $34.5 million and used in investing activities was $30.4 million for the nine months ended September 30, 2019 and 2018, respectively. The increase reflects the net funds provided from the purchase, sale and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $0.5 million and $78.4 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease is a result of our 2018 issuance of common stock of $78.4 million, net of underwriting discount and other offering expenses, in connection with our IPO. During the nine months ended September 30, 2019 the Company received proceeds from a financing agreement to fund its directors and officers’ insurance.

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

Liquidity Outlook

As of September 30, 2019, we had an accumulated deficit of $75.0 million. Historically, our primary sources of liquidity have been from private equity or debt offerings. In June 2018, we closed our IPO of 5,980,000 shares of common stock at a price of $15.00 per share with net proceeds of $77.5 million, after underwriting discount and other offering expenses. As of September 30, 2019, and December 31, 2018, our cash, cash equivalents, and marketable securities were $33.5 million and $68.6 million, respectively. As of September 30, 2019, and December 31, 2018, we had working capital (current assets less current liabilities) of $28.7 million and $65.6 million, respectively.

We expect to continue to incur substantial negative cash flows from operations for at least the next several years as we commercialize gammaCore. We intend to continue to make targeted investments in building our U.S. commercial infrastructure. We also intend to continue to make targeted investments in research and development to expand our gammaCore therapy.

Based on our available cash resources and cash flow projections, we believe we have sufficient funds to continue operations for at least the next 12 months and currently anticipate that there will be adequate resources to fund our operations into the beginning of 2021. If these projections are not achieved, we will have to further reduce discretionary non-personnel related spending to continue our operations into 2021. Until we can generate a sufficient amount of cash from operations, we expect to finance future cash needs through public or private equity or debt offerings. We filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission, or SEC, which was declared effective on September 5, 2019. This registration statement will enable us to offer and sell to the public from time to time in one or more offerings, up to $50,000,000 of common and preferred stock, debt securities, warrants, units or any combination thereof. The terms of any securities offered under the registration statement, and the intended use of the net proceeds resulting therefrom, will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. There can be no assurance that we will be successful in securing additional capital in sufficient amounts and on terms favorable to us.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three and nine months ended September 30, 2019.

Interest Rate Risk

Our exposure to market interest rate risk is confined to our cash and cash equivalents and marketable securities. As of September 30, 2019, we had cash and cash equivalents of $6.5 million and marketable securities of $26.9 million.  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified marketable securities, due to their very short-term nature, and are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase or decrease in market rates would have any material negative impact on the fair value of our marketable securities or our interest income. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2019.

Item 4. Controls and Procedures

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2019 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2019, were effective for the purposes stated above.

Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of September 30, 2019, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective at the reasonable level of assurance.

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and have determined there are no changes in our internal controls over financial reporting during the quarter ended September 30, 2019, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Stockholder Litigation

On July 8, 2019 and August 1, 2019, purported stockholders of the Company served putative class action lawsuits in the Superior Court of New Jersey for Somerset County, captioned Paul Kuehl vs. electroCore, Inc., et al., Docket No. SOM-L 000876-19, and Shirley Stone vs. electroCore, Inc., et al., Docket No. SOM-L 001007-19, respectively. In addition to the Company, the defendants include present and past directors and officers, the underwriters for the Company’s IPO, and two stockholders of the Company. The plaintiffs each seek to represent a class of stockholders who purchased common stock of the Company in its IPO or whose purchases are traceable to that offering. The complaints allege that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act with respect to the registration statement and related prospectus for the IPO. The complaints seek unspecified compensatory damages, interest, costs and attorneys’ fees. On August 15, 2019, the Superior Court entered an order consolidating the Kuehl and Stone actions, which are proceeding under Docket No. SOM-L 000876-19.  The Company filed a motion to dismiss the complaint on October 31, 2019.

In addition, on September 26, 2019 and October 31, 2019, purported stockholders of the Company served putative class action lawsuits in the United States District Court for the District of New Jersey captioned Allyn Turnofsky vs. electroCore, Inc., et al., Case 3:19-cv-18400, and Priewe vs. electroCore, Inc., et al. Case 1:19-cv-19653, respectively. In addition to the Company, the defendants include present and past directors and officers and the underwriters for the Company’s IPO. The plaintiffs each seek to represent a class of stockholders who (i) purchased common stock of the Company in its IPO or whose purchases are traceable to the IPO, or (ii) who purchased common stock of the Company between the IPO and September 25, 2019. The complaints each allege that the defendants violated Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, with respect to (i) the registration statement and related prospectus for the IPO, and (ii) certain later public disclosures. The complaints seek unspecified compensatory damages, interest, costs and attorneys’ fees.

The Company intends to vigorously defend itself in the foregoing actions; however, in light of, among other things, the preliminary stage of these litigations, the Company is unable to provide any assurances as to the ultimate outcome of any of the lawsuits or to determine the reasonable probability of loss or a range of potential loss. Accordingly, the Company has not established an accrual for potential losses, if any, that could result from any unfavorable outcome.

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

Item 1A. RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.  If any of the events described in the following risk factors and the risks described elsewhere in this report on Form 10-Q occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which was filed with the SEC on August 14, 2019.

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

We incurred net losses of $36.6 million and $40.4 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, our accumulated deficit was $75.0 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital.

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

Even if we are able to increase sales of gammaCore, increase adoption of gammaCore therapy among physicians and payers and achieve desired payer coverage levels, we may not achieve profitability and even if we do, we may not be able to sustain or increase profitability in subsequent periods. If we fail to become profitable or are unable to sustain profitability, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. As of September 30, 2019, we had cash and cash equivalents of $6.5 million and marketable securities of $26.9 million. Based on our available cash resources and cash flow projections, we believe we have sufficient funds to continue operations for at least the next 12 months and currently anticipate that there will be adequate resources to fund our operations into the beginning of 2021. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We will be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all. *

Our operations have consumed substantial amounts of cash since inception, and we anticipate this continuing as we utilize our commercial sales force in the United States to increase adoption of gammaCore therapy with physicians and payers, potentially investigate the use of our gammaCore therapy for the treatment of additional new indications, including rheumatoid arthritis and Sjögren’s syndrome, and continue to grow our business and transition to operating as a public company. We believe that our growth will depend, in part, on our ability to fund our commercial efforts for our gammaCore therapy for the acute treatment of eCH and the acute treatment of migraine, and to pursue research and development activities for additional indications for our gammaCore therapy. Our existing resources are unlikely to allow us to conduct all of the activities that we believe could be beneficial for our future growth. As a result, we may need to seek additional funds in the future or curtail or forgo some or all of such activities. If we seek to and are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the nine months ended September 30, 2019 and 2018, net cash used in operating activities was $36.0 million and $34.9 million, respectively, and as of September 30, 2019 we had cash and cash equivalents of $6.5 million and marketable securities of $26.9 million. We expect that our existing capital resources, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes, including those relating to the payer and competitive landscape, our development activities and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly. Our future capital requirements will depend on many factors, including:

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

We estimate that we have procured reimbursement from commercial payers for gammaCore in non-preferred medical and pharmacy reimbursement in approximately 10 million lives and medical exception coverage for an additional 30 million pharmacy benefit lives in the United States. In addition, we have an estimated 20 million covered lives under our contract with the Department of Veteran Affairs and the Department of Defense. There can be no assurance that we will maintain such existing coverage. Although we are negotiating contracts with additional insurance plans and PBMs, there can be no assurance that we will maintain such existing coverage. Our goal had been to achieve a target of 100 million covered lives by the end of the first quarter of 2020 from our commercial and government channels combined. Presently, we believe do not believe it is likely we will achieve this goal.

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

We must demonstrate to physicians the merits of our gammaCore therapy compared to those of our competitors. *

Physicians play a significant role in determining the course of a patient’s treatment and, as a result, the type of product that will be used to treat a patient. As a result, our success depends, in large part, on effectively marketing our gammaCore therapy to physicians. While 510(k) clearance from the U.S. Food and Drug Administration (FDA) was received in

November 2018 for an expanded label for gammaCore therapy for adjunctive use for the preventive treatment of cluster headache in adult patients, such clearance does not necessitate adoption by physicians. In order for our gammaCore therapy to gain widespread adoption, we must successfully demonstrate to physicians the merits of our gammaCore therapy for the acute treatment of eCH and the acute treatment of migraine, compared to our competitors’ products, for both prevention and acute treatment of migraine, including BOTOX marketed by Allergan plc and calcitonin gene-related peptide (CGRP) receptor agonists marketed by Amgen Inc. (with a co-marketing arrangement with Novartis International AG), Eli Lilly and Company, and Teva Pharmaceutical Industries Ltd. We also may face challenges because noninvasive VNS, or nVNS, is relatively new as compared to existing traditional treatments for cluster and migraine headaches. Acceptance of our gammaCore therapy depends on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of our gammaCore therapy as compared to our competitors’ products and communicating to physicians the proper use of our gammaCore therapy. If we are not successful in convincing physicians of the merits of our gammaCore therapy or educating them on the benefits of our gammaCore therapy, they may not prescribe our gammaCore therapy and we may be unable to increase our sales, sustain our growth or achieve profitability.  In addition, we believe support of our products by physicians is essential for market acceptance and adoption. If we do not receive support from physicians or long-term data does not show the benefits of using our gammaCore therapy, physicians may not use it. In such circumstances, our results of operations would be materially adversely affected.

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

Risks Related to Our Business and the Development of Our gammaCore Therapy

Our business is subject to extensive governmental regulation that makes it expensive and time consuming for us to bring our gammaCore therapy to market in the United States and to expand the use of our gammaCore therapy to additional therapeutic indications.*

Our gammaCore therapy must comply with regulatory requirements imposed by the FDA in the United States and by similar agencies in foreign jurisdictions. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, extensive agency review processes, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we must comply with include:

•	the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations (Title 21 CFR);
•	CE mark requirements of the European Union, or EU;
•	Medical Device Quality Management System Requirements (ISO 13485:2003);
•	Occupational Safety and Health Administration requirements; and
•	New Jersey Department of Health Services requirements.

Government regulation may impede our ability to conduct clinical trials and to manufacture and sell our existing therapy and any future products. Government regulation also could delay our marketing of new products for a considerable period of time and impose costly procedures on our activities. The FDA and other regulatory agencies may not clear or approve our gammaCore therapy in additional therapeutic areas that we may pursue, including migraine prevention Sjögren’s syndrome and rheumatoid arthritis, on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such clearances or approvals could negatively impact our marketing of our gammaCore therapy and impede our ability to bring future products to market.

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

In particular, in connection with the comprehensive redeployment plan and cost reduction implemented in June 2019, we have postponed certain clinical trials in indications that are more exploratory in nature and are concentrating our resources on opportunities to broaden the gammaCore label to include the prevention of migraine.

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

If we fail to properly manage our anticipated growth, our business could suffer

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

Traditional products used to treat CH and migraine have been available for decades, while our gammaCore therapy has only been commercially available in Europe for several years, and for approximately two years in the United States, and, as a result, we have a limited track record compared to our competitors. *

Traditional products used to treat CH and migraine have been commercially available for decades, while we only began commercializing our gammaCore therapy in Europe to treat CH and migraine several years ago, and within the past two years in the United States. Because we have a limited commercial track record compared to our competitors and our gammaCore therapy generally has been utilized by patients for less time than other headache therapies, physicians may be slower to adopt or recommend our gammaCore therapy. Further, while we believe our international commercial experience and our clinical trials support the safety and effectiveness of our gammaCore therapy for the acute treatment of eCH, prevention of cluster headache and migraine headache, future studies or patient experience over a longer period of time may indicate that treatment with gammaCore is less attractive than treatment with competitive products or that our gammaCore therapy causes unexpected or serious complications or other unforeseen negative effects. Such results would likely slow the adoption of our gammaCore therapy and significantly reduce our sales, which would harm our business and adversely affect our results of operations. Furthermore, if patients with traditional or other headache products were to experience unexpected or serious complications or other unforeseen effects, the market for our gammaCore therapy may be adversely affected, even if such effects are not directly attributable to our gammaCore therapy.

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

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition.*

Sales of gammaCore outside the United States represented a substantial portion of our net sales in the nine months ended September 30, 2019 and 2018, respectively.  In 2012, we began selling gammaCore in the EU through distributors.  We sell gammaCore directly in 14 countries in the EU and through distributors and agents located in Munich, Germany and Leeds, UK.  The sale and shipment of gammaCore across international borders, as well as the purchase of components from international sources, subjects us to U.S. and foreign governmental trade, import and export, and customs regulations and laws.

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

We may not be able to establish or strengthen our brand.*

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

An increase in products returns could negatively impact our operating results and profitability. *

We permit the return of damaged or defective products and accept limited amounts of product returns in certain instances. While such returns are expected to be nominal and within management’s expectations and the provisions established, future return rates may increase more than anticipated. We have established a reserve in our financial statements for product returns and we will continue to analyze our returns to determine the adequacy of the reserve. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

Additionally, damaged or defective products could (i) adversely affect our reputation and our end customers’ willingness to buy products from us, (ii) adversely affect market acceptance or perception of our products, (iii) increase our service costs, (iv) cause us to lose significant end-customers, and (v) subject us to liability for damages and divert our resources from other tasks, any of which could materially and adversely affect our business, results of operations and financial condition.]

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

Our future success depends on our leadership development and succession planning. *

Effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and senior executives could hinder our strategic planning and execution. In particular, we appointed a new Chief Executive Officer in October 2019. Our ability to execute our business strategies, ensure a cohesive management team, and attract and retain key executives may be adversely affected by the uncertainty associated with the transition to a new chief executive officer.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.*

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or unauthorized activities that violates (1) the laws and regulations of the FDA and other similar regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, (3) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad, such as the General Data Protection Regulation in the European Union, and (4) laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product candidates, which could result in regulatory sanctions and serious harm to our reputation.

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

We rely upon only one third-party distributor to distribute our products to specialty pharmacies in the United States. *

We currently rely upon one specialty pharmaceutical distributor, who collaborates with a large network of specialty pharmacies, to distribute our products in the United States. We depend on this distributor to distribute our products but are unable to control its performance. This distributor may distribute a variety of other specialty pharmaceutical products that may limit the resources dedicated to the distribution of our products. In addition, we are unable to ensure that this distributor will comply with all applicable laws related to the distribution of our products. If this distributor fails to distribute our products in compliance with applicable laws, our operating results and business may suffer. Recruiting, training and retaining third-party distributors in the distribution of our proprietary product offerings requires significant time and resources. In addition, an affiliate of this distributor provides adjudication of prescriptions and reimbursement claims, pharmaceutical patient hub services, including patient support and training, for patients that are prescribed our gammaCore therapy, and has been electronically integrated with our proprietary data warehouse system and web portal. Our agreement with this distributor is scheduled to expire on November 30, 2019. We intend to extend this relationship past November 30, 2019. If our relationship with this distributor terminates, however, we may be unable to replace this distributor without disruption to our business. Any new distributor may not integrate as seamlessly with our data warehouse system and web portal, leading to disruptions in service for patients that are prescribed our therapy, which may cause these patients to seek alternative therapy. Our distributor also may not pay us on time or at all due to disputes, financial issues or bankruptcy events. Any such payment issues may materially affect our operating results until we are able to resolve the issues or find a sufficient replacement for our distributor.

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

We are required to maintain high levels of inventory with our third-party manufacturers, due to lead times with single-source consumer electronic components vendors, which could consume a significant amount of our resources, reduce our cash flows and lead to inventory impairment charges. *

Our gammaCore therapy consists of a substantial number of individual components. In order to market and sell effectively, we often must maintain high levels of inventory of the product and its components. As of September 30, 2019, we had approximately $5.1 million of inventory, as well as a commitment to purchase approximately $1.1 million of additional inventory by the end of 2019. In the aggregate, this amount significantly exceeds current demand for the gammaCore therapy.

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

gammaCore is also subject to extensive governmental regulation in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer. *

In the EEA, gammaCore must comply with the Essential Requirements laid down in Annex I to Directive 93/42/EEC on the approximation of the laws of the Member States relating to medical devices or the EU Medical Devices Directive.  Compliance with these requirements is a prerequisite to be able to affix the CE mark to gammaCore, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure that requires the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of the medical devices.  The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements.  This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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

The United Kingdom’s withdrawal from the EU (“Brexit”) could lead to legal uncertainty and potentially divergent national laws and regulations in the EU and the United Kingdom. Given the lack of comparable precedent, it is unclear what Brexit’s financial, regulatory, and legal implications would be and how it would affect us. However, potentially changing regulatory schemes and tariffs engendered by Brexit may add additional complexity, cost and delays in marketing or selling our products in the United Kingdom. Our revenue and profit, supply and demand for our products, and customer retention and acquisition in both the long term and short term could be adversely affected.

If we fail to maintain regulatory approvals and clearances, or are unable to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market these products could suffer. *

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application, or PMA unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to a legally marketed “predicate” device. For novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device, the FDA may determine that the “de novo” process is the appropriate route to market. The “de novo” process is more costly, time consuming and uncertain than the traditional 510(k) process. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a legally marketed “predicate” device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k)-clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.  Our currently commercialized gammaCore products have been cleared through the 510(k) process or the “de novo” process. In the future, we may need to submit a PMA or continue to utilize the “de novo” process to expand our labeling claims to include certain indications, which likely will be more costly, time consuming and uncertain than the traditional 510(k) process.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval. *

As of September 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates, including Core Ventures II, LLC and Core Ventures IV, LLC, entities controlled by two of our directors, Joseph P. Errico and Thomas J. Errico, M.D., and Merck Global Health Innovation Fund, LLC, beneficially owned, including shares issuable upon the exercise or delivery of options, warrants, restricted stock units and deferred stock units that are currently vested or will vest within 60 days from the date hereof, an approximately 11 million shares of our voting stock which represents approximately 37% of our outstanding voting stock (treating all such vested options, warrants, restricted stock units and deferred stock units held by such persons as outstanding). These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Our certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, although stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in some other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable.

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

In light of the recent Sciabacucchi decision, the Company does not currently intend to enforce the federal forum selection provision in Article IX of its certificate of incorporation unless the Sciabacucchi decision is reversed on appeal. If the decision is not appealed or if the Delaware Supreme Court affirms the Delaware Chancery Court’s decision, then we will seek approval by our stockholders to amend our certificate of incorporation at our next regularly-scheduled annual meeting of stockholders to remove the invalid provision.

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

Through September 30, 2019, we used:

(i)

approximately $6.8 million to fund activities related to commercialization of our gammaCore products which included hiring additional territory business managers as well as patient and professional promotional activities across multiple media channels,

(ii)	approximately $3.1 million to fund expansion of our clinical program into additional indications in headache and rheumatology,
(iii)	approximately $2.8 million for the build out of our specialty distribution channel for the launch of gammaCore Sapphire, and
(iv)	approximately $33.8 million for working capital, including inventory, and other corporate purposes.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)	Not applicable.
(b)	Not applicable.

Item 6. EXHIBITS

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1

Certificate of Incorporation of electroCore, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the Commission on August 14, 2018.)

3.2	Bylaws of electroCore, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the Commission on August 14, 2018.

10.1†

Amendment to Letter Agreement, dated August 8, 2019, between the Company and Brian Posner. (Incorporated by reference to Exhibit 10.2 to the Company Quarterly Report on Form 10-Q for the period ended June 30, 2019 as filed with the Commission on August 14, 2019.

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

Company Name

Date: November 14, 2019	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)