Form 10-K
period 2019-12-31
electroCore, Inc.
filed 2020-03-30
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38538

electroCore, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	20-3454976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
150 Allen Road, Suite 201 Basking Ridge, NJ	07920
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 290-0097

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	ECOR	Nasdaq Global Select Stock Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on June 30, 2019 was $45,501,518.

The number of shares of Registrant’s Common Stock outstanding as of March 26, 2020 was 29,959,565.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders, which will be filed with the Securities Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Report.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the heading “Risk Factors” contained in Item 1A of this Annual Report. In light of these risks, uncertainties and assumptions, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Annual Report and you should not place undue reliance on these forward-looking statements.

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

References to electroCore

In this Annual Report, unless otherwise stated or the context otherwise indicates, references to “ECOR,” “electroCore,” “the Company,” “we,” “us,” “our” and similar references refer to electroCore, Inc., a Delaware corporation. References herein to the “Corporate Conversion” or “corporate conversion” refer to all the transactions related to the conversion of Electrocore, LLC into electroCore, Inc., including the conversion of all outstanding membership units of Electrocore, LLC into shares of common stock of electroCore, Inc., effected on June 21, 2018. See Note 14 - “Corporate Conversion and Equity,” of the notes to our consolidated financial statements in this Annual Report.

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

Our estimates are derived from industry and general publications, studies and surveys conducted by third parties, as well as data from our own internal research. These publications, studies and surveys generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information, and we have not independently verified industry data from such third-party sources. While we believe our internal research is reliable and that our internal estimates are reasonable, such research has not been verified by any independent source and our internal estimates are based on our good faith beliefs as of the respective dates of such estimates. We are responsible for all of the disclosure in this Annual Report on Form 10-K.

PART I

Item 1. Business.

Business Overview

We are a commercial stage medical device company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy. nVNS is a platform bioelectronic medical therapy that modulates neurotransmitters and immune function through its effects on both the peripheral and central nervous systems. We are initially focused on neurology and our therapy, gammaCore, is cleared by the U.S. Food and Drug Administration, or FDA, for use by adults for the following four neurology indications: the acute treatment of pain associated with each of migraine and episodic cluster headache, or eCH, the preventive treatment of migraine headache and adjunctive use for the preventive treatment of cluster headaches, or CH. We are also considering the potential for several additional indications for our nVNS technology which is being studied in a number of investigator-initiated studies.

Our gammaCore treatment is the first FDA-cleared, prescription-only nVNS therapy. Historically, vagus nerve stimulation, or VNS, required an invasive surgical procedure to permanently implant a costly medical device. These limitations prevented VNS from being used, other than for the most severe patients. Our lead product, gammaCore Sapphire, is a proprietary, simple-to-use handheld delivery system intended for multi-year use. Currently, it is prescribed on a monthly or on a 93-day basis and is both rechargeable and reloadable. gammaCore Sapphire permits patients to self-administer doses of nVNS on an as-needed basis for acute treatment, or at regular intervals for prevention therapy.

Non-invasive delivery of VNS by our gammaCore Sapphire is enabled by a proprietary high-frequency burst waveform that safely and comfortably passes through the skin and stimulates therapeutically relevant fibers in the vagus nerve. Multiple published studies suggest that VNS works through the modulation of neurotransmitters and has a measurable effect similar to several classes of commonly prescribed medications.

The FDA cleared our gammaCore therapy for the acute treatment of pain associated with migraine in adults in January 2018, and for preventive treatment of migraine headache in adult patients on March 26, 2020. Migraine is a debilitating primary headache condition that is estimated to affect approximately 12% of the global adult population and disproportionately affects women of child-bearing years. Migraine is estimated to affect 36 million adults in the United States. Some reports suggest that up to 60% of migraine suffers are dissatisfied with or have contraindications to the current standard of care treatments for migraine, such as “triptan” medications. In April 2017, the FDA cleared gammaCore for the acute treatment of pain associated with eCH, and in December 2018, the FDA cleared gammaCore for adjunctive use for the prevention of CH. CH is an extremely painful form of headache affecting approximately 400,000 people in the United States. Prior to gammaCore, injectable sumatriptan was the only FDA-approved, commercially available acute CH treatment, and there was no FDA-approved therapy for the prevention of CH.

The four FDA clearances of our gammaCore therapy were facilitated by the FDA’s creation of a new regulatory category: External Vagus Nerve Stimulator for Headache (21 CFR 882-5892). Based on this category’s description, we anticipate that some additional label expansions may be possible through the pathway under Section 510(k) of the Federal Drug and Cosmetic Act.

In September 2011, we received a CE Certificate of Conformity for gammaCore for the treatment of primary headache from the British Standards Institution, a European Union notified body. This CE Certificate of Conformity allowed us to affix the CE Mark on gammaCore and to commercialize it in the European Economic Area and other countries that recognize the European CE Mark, including the United Kingdom, which is currently our predominant geographic market outside the United States. In addition to the CE Certificate of Conformity for primary headache, between September 2011 and October 2013 we received CE Certificates of Conformity on gammaCore covering four other specific indications for use, including reactive airway disease and gastric motility disorders. In 2019, the National Institute for Health and Care Excellence, or NICE published a Medical Technology Guidance document recommending the use of gammaCore for CH within England’s National Health Service.

Background of VNS

The vagus nerve is the largest and most extensive cranial nerve, connecting the brainstem to nearly every organ in the chest and abdomen.  Modulating the firing rate of the fibers within the vagus nerve can trigger the release of neurotransmitters, both in the central and peripheral nervous systems, affecting how the brain and peripheral organs function. In the central nervous system, VNS activates areas of the brainstem that release norepinephrine, acetylcholine, serotonin, gamma aminobutvric acid and other important biochemicals. The release of these substances, which have been the targets of numerous pharmaceutical agents, can be used to treat multiple conditions, including epilepsy, depression and headache.

Over the past two decades, the body of scientific evidence in support of VNS in multiple medical conditions has been growing. Prior to gammaCore, however, the cost and requirement for invasive surgery meant that VNS was only appropriate for the most refractory patients. With the FDA clearances of gammaCore, this safe and effective therapy can now be noninvasively self-administered, at a fraction of the cost of a surgical implant, exponentially expanding its accessibility for the potential treatment of multiple medical conditions.

Our Therapy Delivery Platform

Our gammaCore therapy is prescription-only, and patients self-administer discrete doses using a handheld unit. Our flagship gammaCore Sapphire is a portable, reusable, rechargeable and reloadable option for patients, with the prescription being written by a health care provider and dispensed from a specialty pharmacy or through the patient’s healthcare system. After the initial prescription is filled, access to therapy is refilled periodically through the input of a unique, prescription-only authorization code. This code is currently delivered in the form of an RFID card, dispensed by mail by our specialty pharmacy distribution partner. In the future, this refill may be dispensed directly through the internet using Bluetooth technology.

Our prior iteration of the gammaCore delivery device was not reloadable or rechargeable and was supplanted by our introduction of the gammaCore Sapphire during the third quarter of 2018.We continue to market the non-reloadable, disposable version of our gammaCore products in certain markets and to deploy it for use in clinical studies where a rechargeable version is not necessary.

Competitive Strengths

We believe the competitive strengths of our company and our novel and proprietary self-administered nVNS therapy include:

Innovative bioelectronic medicine approach. Our gammaCore therapy uses a proprietary electrical signal to safely deliver VNS, which causes targeted pharmacologic-like changes in neurotransmitter expression and in the immune system, without systemic exposure to exogenous chemicals, in a manner that has been shown to have minimal side effects through clinical studies encompassing thousands of patients.

Our non-invasive therapy unlocks the long-held potential of VNS. VNS therapy can, for the first time, be delivered safely and comfortably through the skin using gammaCore. This eliminates the need for costly, invasive surgery that requires the implantation of an expensive medical device. VNS therapy is no longer reserved for the most refractory patients.

Commercial arrangements in the United States and the United Kingdom. In the United States, we expect that a majority of our 2020 sales of gammaCore will be made pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, which was secured by us in December 2018, and open market sales to individual facilities. We have access to workers compensation and personal injury patients through our distribution agreement with Doctor’s Medical, LLC announced in August 2019. In the United Kingdom, the NHS, awarded gammaCore a place on the Innovation Technology Payment program for the treatment of refractory cluster headache, a reimbursement pathway that opened in April 2019. Furthermore, in December 2019 NICE published a Medical Technology Guidance document recommending the use of gammaCore for CH within the NHS. Together, we believe that these independent validations offer the potential for us to generate revenue from the treatment of CH.

Broad intellectual property protection. Among our key issued patents, we have coverage on using our high-frequency burst electrical signal for treating certain medical conditions until 2031, the low-pass filtering of that signal to ensure safe and comfortable transmission through the skin until 2031, the non-invasive treatment of headache conditions until 2029, and the remote network-enabled communication for the delivery of neuromodulation therapy for a broad range of medical conditions until 2033.

Highly experienced management team. Our management team includes a diverse group of executives with significant experience in senior positions in the medical device and pharmaceutical industries. Our team’s experience in clinical development, regulatory affairs, reimbursement and sales and marketing, allow us to pursue our strategy and growth plans.

Our Strategy

Our goal is to be a leader in non-invasive neuromodulation medicine by using our proprietary nVNS platform therapy to deliver better patient outcomes.

In May 2019, we announced significant adjustments to the deployment of personnel and resources across our organization. We reduced the size of our organization, including our field sales force and clinical operations in order to reduce expenses. We are currently focusing our resources on channels that are currently generating revenue, including the following:

•

the Veterans Administration, or VA, and the Department of Defense, or DoD, which includes sales that are being made pursuant to our qualifying contract on the FSS, which was secured by us in December 2018, and open market sales to individual VA facilities. According to a presentation at the 2019 annual Scientific Meeting of the American Headache Society, approximately 400,000 patients saw a VA healthcare provider in 2018, for headache and we believe they can benefit from gammaCore therapy. The VA/DoD has become our primary source of US revenue and, accordingly, we have redeployed substantially all of our sales function to generating sales of our gammaCore and gammaCore Sapphire products from this channel.

•

the United Kingdom, where a recent award from the Innovation Technology Payment Program of the NHS and evidence-based recommendations published in December 2019 by NICE offers the potential for us to generate revenue from the treatment of CH in the United Kingdom. In its final evidence-based recommendation issued in December 2019, NICE affirmed that gammaCore, when used with the appropriate standard of care, can save an average of £450 per patient in the first year of treatment through a reduction in acute rescue medications use, and with us offering no cost evaluations for all patients. Additionally, NHS has indicated to us that it is extending the previously announced Innovation Technology Payment Program through April 2021 and that it has identified gammaCore as being eligible for the new MedTech Funding Mandate mechanism, which, if confirmed, could potentially provide a basis for the long-term, sustainable reimbursement of gammaCore in the United Kingdom ; and

•

other potential revenue opportunities, such as in workers compensation and personal injury claims through our distribution agreement with Doctor’s Medical, LLC announced in August 2019, as well as other potential distribution arrangements for our products, which may include exploration of international distributors the direct-to-consumer and private pay markets.

As part of our cost savings measures, we have also postponed certain clinical trials in indications that are more exploratory in nature. We enrolled subjects in our Premium II clinical trial to support the potential label expansion for migraine prevention and to support the potential commercialization of gammaCore Sapphire as a migraine prevention therapy following potential FDA clearance, which clearance we received on March 26, 2020. To date, we have randomized approximately 60% of the subjects planned for the study. In February 2020, we paused enrollment of the Premium II trial. We have also reduced our medical affairs activities consistent with our current focus. Given the recent FDA clearance for migraine prevention in adults, and challenges to study protocols, related datasets, and our business arising out of the novel coronavirus pandemic, we may also choose to terminate the Premium II study and take other actions to further reduce operating costs including reductions in our workforce.

Migraine

In January 2018, gammaCore was cleared by the FDA, through a 510(k) review, for commercial sale in the United States as an acute treatment for pain associated with migraine in adults. The predicate for this clearance from the FDA was through the de novo review for the acute treatment of pain associated with episodic CH in April 2017.

Our FDA clearance for the acute treatment of migraine in adults is principally supported by our pivotal trial, PRESTO. The primary endpoint of PRESTO was pain-freedom at 120 minutes. While this trial did not reach statistical significance with respect to its primary endpoint at two hours, statistical significance was achieved for pain freedom at 30 minutes (12.7%; p=0.01), and maintained at 60 minutes (21.0%; p=0.02), and under a repeated-measures analysis, through the full 120-minute period (30.4%; p=0.01).

The clearance by FDA on April 14, 2017 of our de novo submission resulted in a new Class II regulatory category: External Vagus Nerve Stimulator for Headache (21 CFR 882-5892). We believe the establishment of this product category will permit us to apply for label expansions through the 510(k) regulatory pathway utilizing our own product as the predicate.

In March 2020, gammaCore was cleared by the FDA, through a 510(k) review, for commercial sale in the United States as a preventive treatment of migraine headache in adults.

Our FDA clearance for preventive treatment of migraine in adults is principally supported by our Premium I and Event studies. The Premium I study was a prospective, randomized, double-blind, sham-controlled, multicenter study in patients with episodic migraine conducted at 22 European sites from June 2015-November 2017. It consisted of a 4-week run-in period of no study treatment, which was followed by a 12-week double blind phase of randomly assigned preventive treatment with a sham device and a 24-week open-label phase which all participants received nVNS therapy. Post hoc analysis of the modified intent-to treat population showed significant difference between groups in favor of the study’s primary endpoint, mean reduction in the number of migraine days per month (therapeutic gain, 0.74; P=0.043), as well as for headache days per month (therapeutic gain, 0.86; P=0.045) and a reduction in acute medication days per month (therapeutic gain, 0.80; P=0.039).

The Premium II Trial – Our US Trial for the Prevention of Migraine

Our Premium II trial, or Premium II, is a randomized double-blind, sham-controlled prospective trial of gammaCore for the prevention of migraine, like the completed and published Premium I trial. Patients are instructed to treat themselves with two 120-second doses of gammaCore therapy or sham treatment, three times per day. Patients randomized to the sham treatment are being offered the opportunity to use gammaCore during a 3-month open-label period following a 3-month blinded randomized period.

The primary endpoint for the trial is a reduction in the average number of migraine days per month during the third month of the randomized period compared to the average number of migraine days per month in the baseline period between the two cohorts. In order to be admitted into the ITT population, patients must comply with the trial requirement to self-administer no fewer than two-thirds of the specified treatments per month during the randomized period. To date, we have enrolled approximately 60% of our target of 300 patients. In February 2020, we paused patient enrollment for the Premium II trial. This decision was made as a result of our focus on channels that are currently generating revenue and the need to further reduce operating costs. Given the recent FDA clearance of gammaCore Sapphire for the preventive treatment of migraine and challenges to study protocols, related datasets, and our business arising out of the novel coronavirus pandemic, we may also choose to terminate the Premium II study and take other actions to further reduce operating costs including reductions in our workforce.

Market Factors

Prevalence and Market Size. According to the World Health Organization, migraine ranks as the third most common disease in the world and the leading cause of disability among neurological disorders. Migraine will affect approximately 12% of the adult population globally, currently affecting approximately 36 million people in the United States, the majority of whom are women of childbearing years. Population-based studies of insured individuals reveal that, annually, 4.5% of the adult population seeks treatment for primary headache, the vast majority of which is for migraine. In the United States and EU, research has found that the age of first diagnosis of migraine peaks in the early-to-mid teens and the disease continues to persist throughout adulthood for many of these sufferers, demonstrating that it is often a disorder of long duration.

An estimated five million migraine patients in the United States require the care of a headache specialist. Among these specialists, many of whom also treat CH, are the approximately 1,100 physicians who are board-certified in the treatment of headache, many of whom practice in over 120 tertiary care centers in the United States. Although the triptan drug class is the current standard of care for the acute treatment of migraine, according to the U.S. Pharmacist, a leading pharmacy publication, more than 60% of patients have reported dissatisfaction with, or have contraindications to, the current standard of care, such as triptan medications. This dissatisfaction may partly explain the sub-25% penetration rate for available generic triptan medications. Despite these limitations, we estimate that the addressable market for the acute treatment of migraine in the United States in 2019 was approximately $4.0 billion.

Current Acute Migraine Treatments and Their Limitations. Triptan medications, or Triptans, are a family of tryptamine-based drugs first sold in the 1990s, which account for approximately 80% of the acute prescriptions written annually for migraine. Triptans are sold in oral, nasal, and subcutaneous formulations. Through their binding to specific seratonin receptor subgroups, Triptans cause constriction of blood vessels in the outer covering of the brain, or the meninges. This vasoconstrictive activity may also affect blood vessels in other areas of the body, including the heart, which accounts for important risks associated with their use, and labeling limitations on the frequency of their use. Since October 2019, the FDA has approved three new products for the acute treatment of migraine. Lasmiditan is a serotonin receptor agonist and ubrogepant and rimagepant are both calcitonin gene-related peptide receptor antagonists. These products are currently being launched in the United States and their impact on the acute market is uncertain.

Other less commonly prescribed acute migraine treatments include ergotamines and analgesics, including non-steroidal anti-inflammatory drugs, or NSAIDs, acetaminophen and antiemetics. Dihydroergotamine, or DHE, is a grain fungus derivative that, like triptans, is a potent vasoconstrictor. DHE has been used for more than 50 years for the treatment of migraine, but modern physicians rarely prescribe it because of its significant side effects. More specifically, ergotamines and triptans are both vasoconstrictors with labels citing the risk of their use in migraine sufferers with risk factors for cardiovascular disease.

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

Cluster Headache

As mentioned above, in April 2017, FDA granted our de novo submission, clearing our gammaCore for commercial sale in the United States for the acute treatment of pain associated with eCH in adults. In accordance with our strategy to establish gammaCore as the preferred treatment for neurologists across headache, we initially targeted the high unmet need population of CH sufferers to establish relevance with prescribing clinicians and gain reimbursement from payers. In furtherance of this strategy, in December 2018, we were successful in receiving FDA clearance for gammaCore Sapphire as a prevention for CH, the first product in the United States or Europe to receive regulatory approval for this indication.

CH is a condition in which patients experience relatively short but extremely painful headache attacks that have been described by patients and physicians as some of the most painful known to medicine. CH predominantly affects males in their prime earning ages of 20 to 50, and the attacks of pain occur in bouts, known as cluster periods, during which attacks are experienced at a frequency ranging from every other day to as often as eight times per day. Individual attacks typically last from 15 minutes to as long as three hours. Among CH patients, 85% to 90% experience eCH, with their cluster periods, or bouts, lasting from two to 12 weeks, followed by a remission period, often cycling into bout twice per year. Chronic CH, or cCH, patients experience no periods of remission or remission periods of less than three months in a 12-month period. There is only one other FDA-approved commercially available pharmaceutical option for acute CH treatment, and gammaCore is the only FDA-cleared option for the prevention of all forms of CH.

Our first FDA clearance, received following the grant of our de novo submission, was for the acute treatment of eCH in adults, and is supported by two pivotal trials: our ACT 1 trial, or ACT 1, and our ACT 2 trial, or ACT 2. The primary endpoints of these trials were pain reduction and pain-freedom within 15 minutes of the onset of the attack, respectively. While neither trial reached statistical significance compared to a sham device with respect to its primary endpoint in the combined eCH and cCH populations, both trials reached statistical significance (ACT 1; 34.2%; ACT 2; 47.5%; p<0.01 in each trial) on the primary endpoint in the eCH cohort.

Our FDA clearance for the prevention of CH in adults is principally supported by our pivotal trial, PREVA. The primary endpoint of PREVA was the reduction in number of CH attacks experienced per week during a test period (weeks 3 and 4 after initiating 3x daily treatments with gammaCore), as compared with the number of attacks per week during a baseline comparison period prior to initiation of gammaCore therapy. This trial met its primary endpoint with statistical significance compared to a sham device for the reduction in the number of cluster attacks (-5.9 vs. -2.1; p<0.001).

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

In late 2019, Galcanezumab, a CGRP monoclonal antibody, was approved for the preventive treatment of eCH.

Cluster Headache Market Factors

Prevalence and market size. The estimated prevalence of CH in the United States ranges from 0.1% to 0.2% of the total population, with consensus around 350,000 as the number of affected patients, of which 225,000 patients seek medical treatment annually. eCH patients average approximately four months per year in bout. We estimate the total addressable market for the acute treatment of eCH in the United States in 2020 will be approximately $400 million.

Economic Burden. According to a February 2020 published study in The American Journal of Managed Care, the overall average medical costs for eCH patients over a three-year period exceeded $22,500, compared with $10,140 among non-headache sufferers. Similarly, the overall average pharmacy costs per eCH patient during this period were $8,200, which was nearly double that of the non-headache sufferers. Participants in surveys of sufferers indicate that CH is associated with a large socioeconomic burden. For example, research found that nearly 20% of patients with CH reported loss of employment and approximately 8% are unemployed or receiving disability services due to the disorder.

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

At our facility in Rockaway, New Jersey, we inspect inbound component parts to ensure they meet our design and manufacturing specifications. This quality process involves physical inspection and electrical performance testing. After successful completion of this inspection, each gammaCore is configured to deliver our prescribed therapy, and a final test is performed on the unit to ensure it meets our performance specifications. At the time of configuration, each unit is programmed with a unique set of proprietary activation codes that will correspond to codes that are programmed onto RFID cards by our specialty pharmacy and delivered to the patient to activate and refill their therapy. The unit is then packaged, along with appropriate labeling, instructions for use, an initial RFID card, and conductive gel, and shipped into our distribution network, direct-to-consumer or direct-to-end user. Each RFID card that will be programmed by the specialty pharmacy has its own unique pre-programmed authorization code that is required to access our database of activation codes.

The relocation of development and prototype shops, as well as manufacturing and related operations, including device assembly, inspection/testing, packaging, storage, and shipping to our new facility in Rockaway, New Jersey was completed in 2019.

As of December 31, 2019, we had approximately $6.9 million of inventory. In the aggregate, our inventory significantly exceeds current demand for the gammaCore therapy.

However, in order to protect against risk of supply chain disruption, we have qualified an approved secondary contract manufacturer. Additionally, we retain the internal expertise and capabilities to perform all assembly aspects of our commercial product. These measures include purchasing a sufficient advanced supply of key components to reasonably assure that no component shortages will interrupt our ability to manufacture and deliver our products to patients on a timely basis.

The generation of our proprietary therapeutic signal does not require custom electronic components. Therefore, we believe long-term manufacturing, supply and quality agreements with electronic component suppliers are not necessary, as all the electronic components used in our products are either high-volume, non-custom commodity components, or are readily available from multiple vendors. The majority of these components have multiple sources, and the few with single sources have been purchased with sufficient reserves to permit continued production while simple product design modifications can be made.

Competition

While we believe that our proprietary gammaCore therapy provides us with competitive advantages, there is fierce competition, particularly in the migraine market, from many different sources, including pharmaceutical, biotechnology and other healthcare companies. In addition, academic institutions, governmental agencies and public and private research institutions are actively conducting research in overlapping fields of interest. Our gammaCore therapy competes and will compete with numerous existing therapies and therapies that may become available in the future.

We believe the key competitive factors affecting the potential success of our therapy are its safety, efficacy, convenience, price, the availability of generic drugs and the availability of coverage and reimbursement from government and certain other third-party payers. There can be no assurance, however, given the competitive landscape in the markets in which gammaCore competes, that demand for our products may not be constrained, or face significant pricing pressure, or that the scope of coverage and reimbursement from third-party payers will expand or not be curtailed.

Many of the companies we are competing with now, or with which we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, sales and marketing and obtaining third-party payer coverage for approved drugs than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The completion of our competitors’ clinical trials with respect to their headache products could negatively impact the perception of us or our gammaCore therapy. The perception by physicians, payers or patients that a competitor’s product is superior to our gammaCore therapy or offers comparable benefits at a lower cost or lower incidence of undesirable side effects as compared against our gammaCore therapy, could have a material adverse effect on us.

In primary headache, we face stiff competition from companies that develop and/or sell the following types of treatments:

Treatments for Cluster Headache

The most frequently used acute treatments for CH attacks are subcutaneous sumatriptan and high flow rate inhaled oxygen. Alternative treatments include intranasal triptans and intravenous dihydroergotamine, or DHE. Only subcutaneous sumatriptan and intravenous DHE are approved in the United States for the acute treatment of CH, and one calcitonin gene-related peptide, or CGRP receptor agonist that is produced by Eli Lilly and Company was recently approved by the FDA for the treatment of eCH. Approval and commercialization of additional therapies may be forthcoming. Currently gammaCore is the only FDA-cleared commercially available treatment for the prevention of all forms of CH, however, there are medications that are used by patients off-label, including verapamil, lithium, and valproate.

Treatments for Migraine

The most frequently prescribed therapy for the acute treatment of migraine are oral, nasal or injectable triptans. Additional prescribed products include prescription strength NSAIDs. There are currently several antibodies to CGRP and its receptor approved by FDA for the prevention of migraine including products sold by Teva Pharmaceutical Industries Ltd., Eli Lilly and Company, Amgen Inc., which is in a co-marketing partnership with Novartis International AG and H. Lundbeck A/S. The FDA has recently approved two oral small molecule calcitonin gene-related peptide receptor antagonists for the acute treatment of migraine with or without aura in adults. These products are marketed by Allergan and Biohaven Pharmaceuticals Inc. The FDA also approved Eli Lilly’s lasmiditan in the third quarter of 2019 and it was subsequently launched in the first quarter of 2020. There are a number of neuromodulation devices that have been marketed for the acute treatment and/or prevention of migraine, including the Cefaly, Nerivio, and the sTMS mini devices. Certain classes of anti-epileptic medicine and beta-blocker medications have been approved by the FDA for the prevention of migraine. BOTOX marketed by Allergan plc, is specifically approved for the prevention of chronic, but not episodic, migraine.

Given the size of the existing and potential primary headache markets in the United States and abroad, we expect that as we continue to seek to expand our commercial efforts our current and future competitors will take aggressive action to grow, enhance and protect their market positions to our potential detriment.

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

Patents and Patent Applications

As of February 1, 2020, we held more than 165 patents and patent applications, including more than 100 issued U.S. patents, more than 25 U.S. patent applications, and more than 40 international patents and applications. All of our current issued patents are projected to expire between 2026 and 2033.

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

Additionally, we have issued claims covering the methods of treating various headache conditions using our innovative therapy. We also have claims covering our innovative distribution capabilities, including the remote network-enabled communication for delivery of neuromodulation therapy for a broad range of medical conditions.

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

As of February 1, 2020, our trademark portfolio consisted of seven U.S. trademark registrations, including electroCore and gammaCore, three pending U.S. trademark applications, including gammaCore Sapphire and gammaCore, and one registered European trademark, electroCore.

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

Government Regulation

United States

Our products and operations are subject to extensive and rigorous regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, guidance documentation, and standards. Our gammaCore products are regulated by the FDA as medical devices. The FDA regulates the design, development, research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, sale and advertising of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Any violations of these laws and regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation or judicial interpretation, we may be required to change our business practices, which could have a material adverse effect on our business, financial condition and results of operations.

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

510(k) Clearance

To obtain 510(k) clearance for a medical device, an applicant must submit to the FDA a premarket notification demonstrating that the proposed device is “substantially equivalent” to a legally marketed device, known as a “predicate device.” A legally marketed predicate device may include a device that was legally marketed prior to May 28, 1976 for which a PMA is not required (known as a “pre-amendments device” based on the date of enactment of the Medical Device Amendments of 1976), a device that has been reclassified from Class III to Class II or Class I, or a device that was found substantially equivalent through the 510(k) process. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics, or (ii) different technological characteristics, but the information provided in the 510(k) submission demonstrates that the device does not raise new questions of safety and effectiveness and is at least as safe and effective as the predicate device. A showing of substantial equivalence sometimes, but not always, requires clinical data.

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

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained, or problems are identified following initial marketing.

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

Based on this approval, of our de novo classification request, gammaCore has been down classified to Class II under a new Class II device regulatory category for non-invasive cervical vagus nerve stimulators for the treatment of headache. The establishment of this category created a 510(k) regulatory pathway for the potential expansion of the gammaCore label to include acute treatment and/or prevention of pain associated with migraine and cCH, as well as acute treatment and/or prevention of other primary and secondary headaches. In January 2018, the FDA cleared gammaCore for acute treatment of pain associated with migraine headaches in adult patients, and on March 26, 2020 the FDA cleared our gammaCore therapy for prevention of migraine in adult patients and we have conducted several additional clinical studies with a view to supporting additional label expansion, although we have paused patient enrollment for our Premium II trial. This decision was made as a result of our desire to focus our resources on channels that are currently generating revenue and the need to further reduce operating costs. Given the recent FDA clearance, and challenges to study protocols, related datasets, and our business arising out of the novel coronavirus pandemic, we may also choose to terminate the Premium II study and take other actions to further reduce operating costs including reductions in our workforce.

Additionally, we may consider utilizing the de novo classification process to obtain marketing authorization for our product candidates under development outside the headache field.

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

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved or uncleared use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved or uncleared use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products would be impaired.

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

We received CE Certificate of Conformity in the European Economic Area (which is composed of all the EU member states plus Norway, Iceland and Liechtenstein), or EEA, for our gammaCore therapy to treat, primary headache, including migraine, CH, and hemicrania continua, as well as medication overuse headache in adults. The CE Certificate of Conformity was extended to additional indications, including for the treatment or prevention of symptoms of reactive airway disease, which includes asthma, bronchoconstriction, exercise induced bronchospasm, and COPD in adults.

In the EEA, gammaCore must currently comply with the essential requirements laid down in Annex I to Directive 93/42/EEC on the approximation of the laws of the member states relating to medical devices or the EU Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the CE mark to gammaCore, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the essential requirements and obtain the right to affix the CE Mark medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a notified body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the notified body would audit and examine the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The notified body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the Essential Requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical studies conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical studies and scientific literature. The gammaCore is a Class IIa medical device in the EU. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the competent authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent ethics committee. This process can be expensive and time-consuming.

Moreover, in May 2017, the EU Medical Devices Regulation 2017/745, or MDR was adopted. The MDR repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable, i.e., without the need for adoption of EEA Member State laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The MDR will be applicable on May 26, 2020. Once applicable, the new regulations will among other things:

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

It will be necessary for notified bodies to be accredited by the EU Member States’ accreditation bodies to conduct assessment procedures for medical devices in accordance with the Regulation. There are currently a relatively small number of notified bodies that have been accredited to conduct these assessments. This may delay conformity assessment procedures in the future in the EU.

On March 29, 2017 the United Kingdom formally notified the EU of its intention to withdraw from the Union pursuant to Article 50 of the Lisbon Treaty, commonly referred to as Brexit. The United Kingdom and EU have now agreed on the terms of the exit deal, which will include a transitional period following the United Kingdom’s exit which occurred on January 31, 2020. The transitional period will continue until December 31, 2020 during which the EU and the United Kingdom will seek to negotiate new arrangements for the period from January 1, 2021. During the transitional period most obligations imposed by EU legislation will remain applicable to and in the United Kingdom. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the “hard” withdrawal of the United Kingdom from the EU (where no deal is agreed for the period after the transitional period ending December 31, 2020) could materially impact the regulatory regime with respect to the CE Certificate of Conformity in the United Kingdom. CE Certificates of Conformity issued by a notified body accredited in the EU may no longer be recognized in the UK. Similarly, notified bodies accredited in the UK will no longer be able to issue CE Certificates of Conformity.

Other Regulations

We are also subject to healthcare fraud and abuse regulation in the jurisdictions in which we will conduct our business. These laws include, without limitation, applicable anti-kickback, false claims, transparency and patient privacy and security laws and regulations.

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

There are a number of narrow statutory exceptions and regulatory safe harbors protecting certain defined business arrangements from prosecution under the federal Anti-Kickback Statute. These statutory exceptions and safe harbors protect an entity from prosecution under the federal Anti-Kickback Statute if the entity meets every requirement of a specific exception or safe harbor. The failure of a transaction or arrangement to fit precisely within one or more applicable statutory exceptions or safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities and will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act which is discussed below. Penalties for violations of the Anti-Kickback Statute include, but are not limited to, significant civil monetary penalties for each violation, criminal fines, disgorgement, individual imprisonment, exclusion from Medicare, Medicaid and other federal healthcare programs, and the possible curtailment or restructuring of operations.

Physician Self-Referral Law: In the event that third-party payers require us to be a DME supplier or we sell our products directly to providers who are DME suppliers that submit claims to such payers, we may be subject to the federal Stark physician self-referral law, or Stark Law, which prohibits a physician from making a referral for certain designated health services covered by the Medicare program or Medicaid program, including DME, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, and prohibits that entity from billing or presenting a claim for the designated health services furnished pursuant to the prohibited referral, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, significant per claim civil monetary penalties, and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for financial penalties for a circumvention scheme. Various states also have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

Federal Civil False Claims Act: The federal civil False Claims Act prohibits, among other things, persons or entities from knowingly presenting or causing to be presented a false or fraudulent claim for, or the knowing use of false statements to obtain, payment of federal funds. In addition, private individuals have the ability to bring actions under the civil False Claims Act in the name of the government and themselves and to share in any monetary recover. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Penalties for a federal civil False Claims Act violation include significant per claim or statement mandatory civil penalties, plus treble damages, and the potential for exclusion from participation in federal healthcare programs.

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

Federal Healthcare Fraud Laws. Other federal healthcare fraud-related laws also provide criminal liability for violations. The criminal healthcare fraud statute (18 U.S.C. § 1347) enacted by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the HIPAA fraud statute or specific intent to violate it in order to have a committed a violation. Federal criminal false statement laws at 18 U.S.C. §§ 1001 and 1035, among other sections, prohibit, among other things, knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services, or in any matter within the jurisdiction of the federal government.

Health Insurance Portability and Accountability Act of 1996: HIPAA and its implementing regulations established uniform standards for certain covered entities, which are healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH has four tiers of civil monetary penalties and state attorneys have general authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. The Department of Justice also may impose criminal penalties. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA and HITECH, and numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, including for example, Section 5 of the Federal Trade Commission Act of 1914, as amended, and the California Consumer Privacy Act (CCPA), govern the collection, use, and disclosure and protection of certain health-related and other personal information.

The Federal Physician Payments Sunshine Act: The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members. The government may impose significant civil monetary penalties, for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives.

Analogous State Laws: The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and federal civil False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Certain states also require device and drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, require device and drug companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other specified recipients.

EU Data Protection Legislation: We are subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. The EU, EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. The EU General Data Protection Regulation, or GDPR, became applicable on May 25, 2018 and is directly applicable in each EU member state and is hoped to, result in a more uniform application of data privacy laws across the EU. The GDPR imposes strict requirements and onerous accountability obligations on companies that process personal data, especially if they process sensitive personal data (such as data concerning health), including significant fines for non-compliance with the GDPR. Implementation of the GDPR has influenced other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 27, 2018, California adopted the California Consumer Privacy Act of 2018, or CCPA. The CCPA has been characterized as the first “GDPR-like” institutes a comprehensive consumer privacy framework. The CCPA became effective January 1, 2020, but enforcement will not begin until July 1, 2020, and the California Attorney General’s Implementation Regulations have yet to be adopted. Like the GDPR, the CCPA imposes strict requirements and obligations on companies that collect, use, and share personal information. Fines and penalties for non-compliance range from $2,500 per violation to $7,500 per intentional violation. Unlike the GDPR, the CCPA gives California residents a private right of action where California resident’s nonencrypted and nonredacted personal information is subject to a date breach as a result of a business’s failure to implement reasonable security procedures.

The Foreign Corrupt Practices Act: The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring such companies to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. Certain aspects of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act was enacted on December 22, 2017, which, among other things, eliminated the shared responsibility payment for individuals who fail to maintain minimal essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, as of January 1, 2019. Additional legislative changes to and regulatory changes under the Affordable Care Act remain possible, but the nature and extent of such additional changes are uncertain at this time.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with the subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Federal Contracting Regulations

Our qualifying contract on the FSS and open market sales to individual VA facilities necessitates compliance with applicable federal procurement laws and regulations, including commercial price disclosures, commercial-to-federal price indexing, and various federal programs. We are subject to contractual remedies as well as potential administrative, civil, and criminal sanctions for non-compliance.

Employees

As of March 1, 2020, we employed 51 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Company History

electroCore, Inc. was founded in 2005 as a limited liability company. electroCore, headquartered in New Jersey, and has two wholly owned subsidiaries: electroCore Germany GmbH and electroCore UK Ltd. In addition, an affiliate, electroCore (Aust) Pty Limited, is subject to electroCore’s control on basis other than voting interests and is a variable interest entity, for which electroCore is the primary beneficiary.  Our Internet website address is www.electrocore.com. The content reflected on our website is not incorporated by reference herein unless expressly noted.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and proxy statements, and all amendments thereto, are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the SEC. The public may read and copy any materials that we file with the SEC electronically through the SEC website (www.sec.gov). The information contained on the SEC’s website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K. Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, board committee charters, Code of Conduct and other information. The content reflected on any website reflected in this Form 10-K is not incorporated by reference herein unless expressly noted.

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

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future as we operate our sales and marketing infrastructure, increase market acceptance of our gammaCore therapy for the acute treatment of eCH, the prevention of CH, and the acute and preventive treatment of migraine, and fund our research and development activities, and obtain regulatory clearance or approval for other products or indications in the United States and internationally. We have never been profitable and have incurred net losses in each year since our inception.

We incurred net losses of $45.1 million and $55.8 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, our accumulated deficit was $83.5 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital.

To become and remain profitable, we must successfully commercialize our gammaCore therapy and continue to identify promising new areas of treatment with significant market potential. This will require us to be successful in a range of challenging activities, including obtaining adequate coverage and reimbursement from payers, marketing and selling any current and future product candidates for which we may obtain marketing clearance or approval, developing commercial scale manufacturing processes, completing clinical trials of gammaCore for additional therapeutic indications, obtaining additional marketing clearance or approval from regulatory authorities, manufacturing, and satisfying any post-marketing requirements. We face a variety of challenges and risks that we will need to address and manage as we pursue our strategy, including our ability to achieve adequate payer coverage, develop and retain an effective sales force, achieve market acceptance of gammaCore among physicians, patients and third-party payers, and expand the use of gammaCore to additional therapeutic indications. Because of the numerous risks and uncertainties associated with our commercialization efforts, as well as research and clinical development activities, we are unable to predict the timing or amount of increased expenses, or when, if ever, we will be able to achieve or maintain profitability. We expect to continue to incur substantial net losses and negative cash flows from operations as we commercialize gammaCore. We intend to continue to make targeted investments in building our U.S. commercial infrastructure.

Even if we are able to increase sales of gammaCore, increase adoption of gammaCore therapy among physicians and payers and achieve desired payer coverage levels, we may not achieve profitability and even if we do, we may not be able to sustain or increase profitability in subsequent periods. If we fail to become profitable or are unable to sustain profitability, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. As of December 31, 2019, we had cash and cash equivalents of $13.6 million and marketable securities of $10.5 million. Based on our available cash resources and current cash flow projections, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations to the end of 2020. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We will be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all, which could impair our ability to continue as a going concern.

Our operations have consumed substantial amounts of cash since inception, and we anticipate this continuing into at least 2021 as we continue seeking to grow our business. We believe that our growth will depend, in part, on our ability to fund our commercial efforts for our gammaCore therapy, and to opportunistically pursue research and development activities for additional indications for our gammaCore therapy. Our existing resources are unlikely to allow us to conduct all of the activities that we believe could be beneficial for our future growth. As a result, we may need to seek additional funds in the future or curtail or forgo some or all of such activities. If we seek to and are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Although we expect that our existing capital resources, will enable us to fund our operating expenses and capital expenditure requirements into the beginning of 2021, this estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes, including those relating to the payer and competitive landscape, our development activities and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly. Our future capital requirements will depend on many factors, including:

•	the outcome, timing of, and costs involved with negotiating, obtaining, maintaining and enhancing payer coverage;
•	the scope and timing of our investment in our U.S. and U.K. commercial infrastructure and sales force;
•	the costs of commercialization activities including sales, marketing, manufacturing and distribution;
•	the costs incurred in defending against pending securities class-action litigations and other potential litigation, as well as the costs of any potential judgements or settlements;
•	the degree and rate of payer, physician, patient and market acceptance of our gammaCore therapy;
•

the outcome, timing of, and costs involved in, seeking and obtaining clearances or approvals from the FDA and other regulatory authorities, including the potential for the FDA and other regulatory authorities to require that we perform more studies, clinical trials or tests on our gammaCore therapy than we currently expect;

•	the research and development activities we may undertake in order to expand our headache indications and enhancements to our gammaCore therapy;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the need for us and third parties, including payers and service providers, to potentially need to implement new or revised policies, infrastructure and internal systems;
•	our ability to hire additional personnel to support our operations, including as a public company; and
•	the emergence and acceptance of competing therapies or other adverse market developments.

To finance our activities, we may seek funds through borrowings or through additional rounds of financing, including public equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, if at all. Other than the Purchase Agreement with Lincoln Park, we do not currently have any agreements or understandings with respect to any potential financing. Our low stock price, low market capitalization trading volume, and other macro-economic factors may affect our ability to raise funds and the terms on which we will be able to raise funds. Our failure to obtain additional necessary financing could impair our ability to conduct our operations, and any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to (i) pursue our business plans and strategies and (ii) maintain our listing on the Nasdaq Stock Market.

In addition, our auditors’ report for our 2019 financial statements contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our stock price generally. Our continuation as a “going concern” is dependent upon, among other things, our ability to increase revenue, reduce operating expenses and obtain additional funding through the sale of equity and or debt securities, debt financing, a strategic transaction or otherwise. However, there are significant risks and uncertainties as to our ability to achieve these goals or obtain required funding on commercially reasonable terms or at all, including as a result of the potential adverse impact on our business from the COVID-19 pandemic. Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations to the end of 2020. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations.

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

SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3.

SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S3, or the Baby Shelf Rule. We are currently limited by the Baby Shelf Rule and are not able to use the remaining availability under our shelf registration statement to raise more than one-third of our public float. Furthermore, if we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC staff.

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

Risks Related to Our Business and the Development of Our gammaCore Therapy

If third-party payers do not provide adequate coverage and reimbursement for the use of gammaCore, we may be unable to generate significant revenues.

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

In the United States, we expect to derive nearly all of our sales from prescriptions of gammaCore written by neurologists and primary care physicians. Access to adequate coverage and reimbursement by third-party payers for treatment of cluster and migraine headaches using our gammaCore therapy is essential to the acceptance of our products by customers and patients, because without such coverage and reimbursement, customers and patients will have to be willing to bear the entire cost of our therapy.

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

While we have started discussions with the Centers for Medicare and Medicaid Services, our products are not currently covered by Medicare and Medicaid. Applicable Medicare Part D regulations and federal and state laws will impose additional requirements on us upon execution of our commercialization strategy. Our commercialization strategy, including our planned reimbursement approach with respect to our gammaCore therapy, is likely to subject us to additional audit oversight requirements, and if material contractual or regulatory non-compliance were to be identified, applicable sanctions and/or monetary penalties may be imposed, which could have an adverse effect on our financial position, results of operations or cash flows.

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

The recent outbreak of the novel coronavirus could have a significant negative impact on the Company's business, revenues, financial condition and results of operations.

The novel coronavirus outbreak has severely restricted the level of economic activity around the world. Many governments are taking preventative or protective actions, including restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of many businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. These actions have expanded significantly in the past several weeks and are expected to continue to expand in scope, type and impact.

We cannot predict the degree to, or the time period over, which our business will be affected by the coronavirus outbreak. There are numerous associated uncertainties, including the number of individuals who will become infected, whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready to be used, the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future, whether the virus's impact will be seasonal and numerous other uncertainties. The aforementioned uncertainties may result in delays or modifications to our plans and initiatives.

This coronavirus outbreak has also impacted, and may continue to impact, our headquarters and warehouses, as well as those of its third party vendors, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. For example, we have closed our New Jersey office and warehouse as a result of state-imposed restrictions. The novel coronavirus outbreak may also impact our ability to sell our products and may increase our costs.

Additionally, our sales and marketing efforts with the VA and DoD are adversely affected by recent implemented protocols for screening and restricting outside visitors and vendors. Officially imposed quarantines and self-quarantines could also interfere with patients’ ability to see a health care provider and obtain our gammaCore therapy.

For the reasons set forth above and other reasons that may come to light due to the novel coronavirus outbreak and any associated protective or preventative measures, we ae unable to reasonably estimate the impact to our business, revenues, financial condition and results of operations; however, such impact could be significantly negative.

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

Third-party payers have been resistant to cover gammaCore through pharmacy benefit plans, which has hindered our commercialization strategy and required changes to our existing business that could delay and negatively impact our ability to generate revenue.

In the United States our initial strategy to obtain reimbursement for gammaCore under payers’ pharmacy benefit has not achieved adequate coverage and reimbursement. To obtain coverage and reimbursement from Medicare and any other third-party payer that will not cover gammaCore under a pharmacy benefit, we are seeking coverage and reimbursement as a medical device or item of durable medical equipment. While this would provide coverage for the therapy under a patient’s medical insurance, patients may be unwilling to pay out of pocket for deductibles and co-pays for the therapy. Any determination by commercial payers to provide coverage for gammaCore through the medical benefit pathway and not through pharmacy benefit pathway will further delay or pose more risks to our commercial plan for gammaCore therapy since additional medical device codes required and we may incur additional direct and indirect expenses in assisting patients with their co-pay or other costs emergent from the determination by payers to not cover gammaCore under the pharmacy benefit pathway. Coverage by commercial payers through the medical benefit pathway or other decisions by commercial payers that have the effect of making patients personally responsible for the costs of, or costs associated with, our gammaCore therapy could adversely impact our results of operations and financial condition.

These potential changes may entail numerous risks, including increased operating expenses, requirements to comply with healthcare regulatory laws, the loss of or delay in obtaining revenue, and uncertainty in our ability to successfully implement the modifications. The failure to obtain recognition by third-party payers under the pharmacy benefit model has required us to modify our commercialization strategy, our distribution model, our pricing, and our operations, any of which could have a material adverse effect on the sales of gammaCore and the results of our operations and financial condition.

We must demonstrate to physicians the medical and economic benefits of our gammaCore therapy compared to those of our competitors.

Physicians play a significant role in determining the course of a patient’s treatment and, as a result, the type of product that will be used to treat a patient. As a result, our success depends, in large part, on effectively marketing our gammaCore therapy to physicians. We have received several 510(k) clearances from the FDA for gammaCore therapy, however, such clearances do not necessitate adoption by physicians. In order for our gammaCore therapy to gain widespread adoption, we must successfully demonstrate to physicians the medical and economic benefits of our gammaCore therapy compared to competitors’ products, including (i) BOTOX marketed by Allergan plc, (ii) CGRP receptor agonists marketed by Amgen Inc. (with a co-marketing arrangement with Novartis International AG), Allergan plc, Eli Lilly and Company, and Teva Pharmaceutical Industries Ltd., Biohaven Pharmaceuticals Inc., (iii)  lasmiditan, marketed by Eli Lilly, (iv) Vycpti, an intravenous preventive treatment for migraine marketed by H. Lundbeck A/S, and (v) neuromodulation devices that have been marketed for the acute treatment and/or prevention of migraine, including the Cefaly, Eneura, Nerivio, and the sTMS mini devices. We also may face challenges because noninvasive VNS, or nVNS, is relatively new as compared to existing traditional treatments for cluster and migraine headaches. Acceptance of our gammaCore therapy depends on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of our

gammaCore therapy as compared to our competitors’ products and communicating to physicians the proper use of our gammaCore therapy. If we are not successful in convincing physicians of the merits of our gammaCore therapy or educating them on the benefits of our gammaCore therapy, they may not prescribe our gammaCore therapy and we may be unable to increase our sales, sustain our growth or achieve profitability. In addition, we believe support of our products by physicians is essential for market acceptance and adoption. If we do not receive support from physicians or long-term data does not show the benefits of using our gammaCore therapy, physicians may not use it. In such circumstances, our results of operations would be materially adversely affected.

Stimulating therapeutically relevant fibers in the vagus nerve by a proprietary high-frequency burst waveform that passes through the skin cells represents a novel approach to treating pain, and we must overcome significant challenges in order to successfully develop, commercialize and manufacture our product.

We have concentrated our development and commercialization efforts on products based on a platform of stimulating therapeutically relevant fibers in the vagus nerve by a proprietary high-frequency burst waveform that passes through the skin. We believe that our product platform represents a novel approach to treating pain. However, to date, the FDA has cleared only our product for commercialization based on this platform. The processes and requirements imposed by the FDA or other applicable health authorities may cause delays and additional costs in obtaining approvals for marketing authorization for our products. Because our platform is novel, regulatory agencies, as well as insurance and other coverage providers and payers, may lack experience in evaluating product candidates like gammaCore and gammaCore Sapphire. This inexperience may lengthen the regulatory review process, increase our development costs and delay or prevent reimbursement and commercialization of our platform products. Additionally, advancing this novel platform creates significant challenges for us, including:

•	training a sufficient number of medical personnel on how to properly administer our product;
•	enrolling sufficient numbers of patients in clinical trials;
•	manufacturing our products on a large scale and in a cost-effective manner;
•

submitting applications for and obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with commercial development of our product platform for treating pain; and

•	establishing sales and marketing capabilities, as well as developing a manufacturing process and distribution network to support the commercialization of any approved products.

We must be able to overcome these challenges in order for us to successfully develop, commercialize and manufacture our product candidates.

Our operating results may vary significantly from quarter to quarter because of seasonality or otherwise.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payer acceptance of our gammaCore therapy;
•	the timing of when individual payer coverage becomes available;
•	the timing, expense and results of research and development activities, clinical trials and regulatory clearance or approvals;
•	fluctuations in our expenses associated with expanding our commercial operations and operating as a public company;
•	the introduction of new products, therapies and technologies by competitors;
•	the productivity of our territory business managers;
•	supplier, manufacturing or quality problems with our products;
•	the timing of stocking orders from our distributors;
•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;
•	adverse developments in coverage amounts, benefit pathway, or government and third-party payers’ reimbursement policies; and
•	the timing of customer budget cycles.

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

The risk of failure for our gammaCore therapy in additional treatment areas is high. It is difficult if not impossible to predict when or if any of our product candidates will receive regulatory clearance or approval in additional areas of indication. To obtain the requisite regulatory clearance or approvals to market and sell our gammaCore therapy in additional indications, we must demonstrate through extensive preclinical studies and clinical trials that it is safe and effective in humans for use in each additional target indication.  Clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

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

Any clinical trial we conduct in the United States may subject us to additional costs and detriments compared to a foreign clinical trial, which may negatively impact our financial condition and our business.

Conducting any clinical trial within the United States may subject us to additional costs and drawbacks, which may negatively impact our financial condition and our business. The costs of a foreign clinical trial, or FCT, may be significantly lower than costs of an equivalent trial in the United States, as the materials and location costs of an FCT may be lower than a trial within the United States. Electing to run a clinical trial within the United States may impose significant added financial costs compared to a FCT. Among other factors, the faster recruitment of patients overseas and completion of trials in a FCT may represent considerable cost savings that we would forego in conducting clinical trials within the United States. These and other costs from conducting any clinical trial for our gammaCore therapy instead of a FCT may negatively impact our financial condition and our business. In addition, a FCT may offer other non-financial benefits such as a larger potential population of qualified patients to participate in clinical trials compared against the potential enrollee population in the United States, where clinical trials may compete for a limited number of the same potential patients. These and other foregone benefits of a FCT may negatively impact our financial condition and our business.

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

We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement and completion of clinical trials may be delayed, suspended or terminated as a result of many factors, including:

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

In particular, in connection with the comprehensive redeployment plan and cost reduction implemented in June 2019, we have postponed certain clinical trials in indications that are more exploratory in nature.

We could also encounter delays if a clinical trial is suspended, terminated, or paused by us, as we have done with our Premium II trial, by the IRBs or ethics committees of the institutions at which such trials are being conducted, by the data safety monitoring board for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice, or GCP, regulations, or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In light of the March 2020 FDA clearance, as well as challenges to study protocols, related datasets, and our business arising out of the novel coronavirus pandemic, we may also choose to terminate the Premium II study and take other actions to further reduce operating costs including reductions in our workforce.

In addition, we may encounter delays if the FDA, or other regulators, conclude that our financial relationships with investigators results in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical trial site or the utility of the clinical trial itself. Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash compensation and/or stock options in connection with such services. If these relationships and any related compensation to or ownership interest by the clinical investigator carrying out the study result in perceived or actual conflicts of interest, or if the FDA or other regulators conclude that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA. Any such delay or rejection could prevent us from commercializing any of our products currently in development.

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

Even if our products are approved or cleared in the United States and obtained a CE Certificate of Conformity in the EEA, comparable regulatory authorities of additional foreign countries must also approve the manufacturing and marketing of our products in those countries. Approval and clearance procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States or the EEA, including additional preclinical studies or clinical trials.  Any of these occurrences may harm our business, financial condition and prospects significantly.

Our reduction in force and cost-control efforts might not assure profitability and may affect morale and make it difficult to retain employees or attract new ones.

In June 2019, we implemented a reduction in force affecting approximately 32 employees (approximately 33% of our workforce), and redeployed resources across our organization. The effort was intended to focus us on currently available and near-term revenue opportunities and on clinical programs specifically designed to expand the gammaCore product labeling. However, our cost reduction efforts do not assure profitability. Additional cost reductions are expected to be implemented in the future, and cost savings may be offset by future hiring or other costs incurred in pursuing strategic objectives. The reduction in force and strategic redeployment could adversely affect morale in our organization and our reputation as an employer, which could lead to the loss of valued employees and could make it more difficult for us to hire new employees in the future, and the reduction of our headcount could adversely affect our operations and make it more difficult for us to pursue new opportunities and initiatives in the future.

If we fail to properly manage our anticipated growth, our business could suffer

We have a relatively short history of operating as a commercial company. We intend to seek to continue to grow and may experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems and other resources. In particular, maintaining our direct sales force in the United States requires significant management, financial and other supporting resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our commercialization and development goals.

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

We have significantly reduced our direct salesforce as part of our cost control efforts. In order to continue to market and sell our gammaCore therapy, in the United States, we may in the future need to substantially expand, our direct sales force. There is significant competition for such personnel. Once hired, the training process is lengthy because it requires significant education for new territory business managers to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our territory business managers typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, and if our territory business managers do not achieve the productivity levels, we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories, and we have been in the past, and may be subject to future allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

We only recently began commercializing our gammaCore therapy for the acute treatment of eCH, prevention of cluster headache, preventive or acute treatment of migraine in the United States and we may never achieve market acceptance.

We have a limited history of commercializing our product outside the United States, and a very limited history of selling our gammaCore therapy in the United States. Our gammaCore therapy received de novo grant and clearance by the FDA for the acute treatment of pain associated with eCH in adults in April 2017. Our gammaCore therapy was later cleared by the FDA in January 2018 for the acute treatment of pain associated with migraine in adults and in December 2018 the FDA cleared gammaCore therapy as the first product labeled for the prevention of CH. In March 2020, the FDA cleared gammaCore therapy for the preventive treatment of migraine. Furthermore, our gammaCore therapy has not yet been cleared by the FDA for treatment of chronic CH. We have limited experience engaging in commercial activities and limited established relationships with physicians, hospitals and payers as well as third-party suppliers on whom we depend for the manufacture of our product components. We may be unable to gain broader market acceptance in the countries in which we have already begun to commercialize our gammaCore therapy, or, if approved by the FDA for additional indications, unable to successfully commercialize it in the United States for a number of reasons, including:

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

Many of our current and potential competitors are publicly traded, or are divisions of publicly traded, major pharmaceutical and medical device companies that have substantially greater financial, technical, sales and marketing resources than we do.  We will face steep competition from Allergan plc, Amgen Inc., H. Lundbeck A/S, Novartis International AG, Teva Pharmaceutical Industries Ltd., and Eli Lilly and Company, among other established and potential competitors that may be better capitalized and have a history of commercializing products around the world. Also, several neuromodulation devices are approved for the treatment and/or prevention of migraine, including Cefaly, Eneura, SpringTMS and Nerivo Migra. Given the size of the existing and potential market in the United States, we expect that as we continue our commercial efforts in the United States our current and future competitors will take aggressive action to protect their current market position.

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

Traditional products used to treat CH and migraine have been commercially available for decades, while we only began commercializing our gammaCore therapy in Europe to treat CH and migraine several years ago, and within the past two years in the United States. Because we have a limited commercial track record compared to our competitors and our gammaCore therapy generally has been utilized by patients for less time than other headache therapies, physicians may be slower to adopt or recommend our gammaCore therapy. Further, while we believe our international commercial experience and our clinical trials support the safety and effectiveness of our gammaCore therapy for the acute treatment of eCH, prevention of CH and migraine headache, future studies or patient experience over a longer period of time may indicate that treatment with gammaCore is less attractive than treatment with competitive products or that our gammaCore therapy causes unexpected or serious complications or other unforeseen negative effects. Such results would likely slow the adoption of our gammaCore therapy and significantly reduce our sales, which would harm our business and adversely affect our results of operations. Furthermore, if patients with traditional or other headache products were to experience unexpected or serious complications or other unforeseen effects, the market for our gammaCore therapy may be adversely affected, even if such effects are not directly attributable to our gammaCore therapy.

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

Sales of gammaCore outside the United States represented a substantial portion of our net sales in the years ended December 31, 2019 and 2018, respectively.  In 2012, we began selling gammaCore in the EU through distributors.  We sell gammaCore directly in four countries in the EU and through distributors and agents located in Munich, Germany and Leeds, U.K.  The sale and shipment of gammaCore across international borders, as well as the purchase of components from international sources, subjects us to U.S. and foreign governmental trade, import and export, and customs regulations and laws.

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

In addition, a pandemic of respiratory illness caused by a new coronavirus named COVID-19, or Coronavirus, which was first detected in Wuhan City, China, has resulted in tens of thousands of infections in China. If the Coronavirus worsens in China or if the Chinese government’s efforts to contain the Coronavirus continue to restrict the movement of goods and people in China, our ability to import gammaCore components from China could be adversely affected.

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

We believe that establishing and strengthening the electroCore and gammaCore brands is critical to achieving widespread acceptance of our gammaCore therapy to treat eCH, prevent CH, prevent and treat migraine, particularly because of the highly competitive nature of the market for headache therapies. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with a reliable product for successful treatment of cluster and migraine headaches. Given the established nature of our competitors, and our lack of commercialization in the United States, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our gammaCore therapy may not be accepted by physicians, which would adversely affect our business, results of operations and financial condition.

We may face product liability claims that could result in costly litigation and significant liabilities.

Manufacturing and marketing of gammaCore, and clinical testing of our gammaCore therapy may expose us to individual product liability claims, class action lawsuits or actions, and other individual or mass tort claims. Although we have, and intend to maintain, liability insurance, the insurers may deny our claims, coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business and results of operations. These risks are heightened in the event any product recalls take place as a result of any product design defect or defect in product warnings or labeling. Product liability claims could negatively affect our reputation, our continued product sales and our ability to obtain and maintain regulatory clearance or approval for our products.

Our operating results and profitability may be adversely affected by increases in reserves for product returns, doubtful accounts receivable and inventory.

Our net sales and profitability are affected by changes in reserves to account for product returns, doubtful account receivable and inventory. Significant management judgment must be used, and estimates must be made in connection with establishing these reserves, and any increase thereto could adversely affect our reported financial results by reducing our net revenues and/or profitability for the reporting period.

If the financial condition of our customers were able to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims, additional provisions for doubtful accounts may be required.

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

Additionally, damaged or defective products could (i) adversely affect our reputation and our end customers’ willingness to buy products from us, (ii) adversely affect market acceptance or perception of our products, (iii) increase our service costs, (iv) cause us to lose significant end-customers, and (v) subject us to liability for damages and divert our resources from other tasks, any of which could materially and adversely affect our business, results of operations and financial condition.

If we fail to retain our key executives or recruit and hire new employees, our operations and financial results may be adversely affected while we attract other highly qualified personnel.

Our future success depends, in part, on our ability to continue to retain our executive officers and other key employees and recruit and hire new employees. All of our executive officers and other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any of our key personnel likely would involve significant time and costs, may significantly delay or prevent the achievement of our business objectives and may harm our business. In particular, our potential revenue in the United Kingdom is dependent on a small number of certain key U.K. personnel.

In addition, many of our employees have unvested equity awards in a substantial amount of stock or stock options that have lost significant value since they were granted. Our employees may be more likely to leave us if the shares they own or the shares underlying unvested options have significantly depreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. Further, our employees’ ability to exercise those options and sell their stock in a public market may result in a higher than normal turnover rate. In addition, our financial condition may preclude us from giving additional cash compensation to mitigate this risk.

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

A number of the critical components used in gammaCore are supplied to us from either a primary, or secondary manufacturer, and multiple suppliers of high-demand consumer electronic components, and in certain cases sole-source, suppliers. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our ability to supply gammaCore commercially depends, in part, on our ability to obtain a supply of these components that has been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have not entered into manufacturing, supply or quality agreements with suppliers of consumer electronic components, some of which supply components critical to our products. Although we believe that long-term agreements with these suppliers are not necessary as all the components in our products are either high-volume, non-custom commodity components or are readily available from multiple vendors, there can be no assurance that our multiple-source or sole-source suppliers will be able to meet our demand for their products and services, either because of the informal nature of our arrangements with those suppliers, or our limited experience with those suppliers, due to our relative importance as a customer to those suppliers, or due to supply chain disruptions that may arise such as those relating to the recent COVID-19, or Coronavirus pandemic or similar events. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

We rely upon a third-party distributor to distribute our products to specialty pharmacies in the United States.

For sales of gammaCore through specialty pharmacies in the United States, we currently rely upon one specialty pharmaceutical distributor. We depend on this distributor to distribute our products but are unable to control its performance. This distributor may distribute a variety of other specialty pharmaceutical products that may limit the resources dedicated to the distribution of our products. In addition, we are unable to ensure that this distributor will comply with all applicable laws related to the distribution of our products. If this distributor fails to distribute our products in compliance with applicable laws, our operating results and business may suffer. Recruiting, training and retaining third-party distributors in the distribution of our proprietary product offerings requires significant time and resources. In addition, an affiliate of this distributor provides adjudication of prescriptions and reimbursement claims, pharmaceutical patient hub services, including patient support and training, for patients that are prescribed our gammaCore therapy, and has been electronically integrated with our proprietary data warehouse system and web portal. Our agreement with this distributor is scheduled to expire on May 31, 2020. If our relationship with this distributor terminates, however, we may be unable to replace this distributor without disruption to our business. Any new distributor may not integrate as seamlessly with our data warehouse system and web portal, leading to disruptions in service for patients that are prescribed our therapy, which may cause these patients to seek alternative therapy. Our distributor also may not pay us on time or at all due to disputes, financial issues or bankruptcy events. Any such payment issues may materially affect our operating results until we are able to resolve the issues or find a sufficient replacement for our distributor.

Our status as a federal contractor subjects us to a wide variety of regulatory compliance, pricing, and contract-based requirements. Failure to comply with these requirements could adversely impact our ability to obtain future federal contracts, which could negatively impact us and our business.

We expect that a majority of our 2020 U.S. sales of gammaCore will be made pursuant to our qualifying contract on the FSS and open market sales to individual VA facilities. Our status as a contractor on FSS means that we are obligated to comply with a variety of federal procurement laws, regulations, and contract terms that require commercial price disclosures, commercial-to-federal price indexing, and compliance with various federal programs. Furthermore, as a federal contractor, we are also subject to contractual remedies and potential administrative, civil, and criminal damages and penalties for noncompliance with contract terms, overbilling, or misconduct. The cost of maintaining compliance with these requirements could adversely impact us and our business and complying with these requirements could divert managerial and financial resources. Additionally, failure to comply could result in us being excluded from the opportunity to renew existing federal contracts or to bid on federal future contracts for a period of time lasting up to several years. Any of these contingencies could have a material adverse effect on our business, financial condition and results of operations.

Our potential revenue in the United Kingdom is substantially dependent on government funding arrangements

In the United Kingdom, a recent award from the Innovation Technology Payment Program of the NHS and evidence-based recommendations published in December 2019 by NICE offer the potential for us to generate revenue from the treatment of CH. This is the primary commercial channel from which our United Kingdom revenue is derived. The cost of compliance with applicable U.K. laws and regulations could negatively harm us and our business. Additionally, the government funding arrangements provided by the NHS and NICE could be withdrawn if we do not comply with the terms and conditions of such arrangements, or if the programs are not extended or curtailed. Any of these contingencies could have an adverse effect on our potential U.K. revenue.

We rely on third parties to conduct and support our clinical trials and investigator – initiated trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We do not independently conduct clinical trials for our product candidates. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function.  Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. Furthermore, some of the sites for our clinical trials and investigator-initiated trials are outside the United States. The performance of these sites may be adversely affected by various issues, including less advanced medical infrastructure, lack of familiarity with conducting clinical trials in accordance with U.S. standards, insufficient training of personnel, communication difficulties or change in local regulations. We remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires us to comply with GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected. Furthermore, these third parties may also have relationships with other entities, including our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory clearance or approval for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

We also may rely on other third parties to store and distribute supplies for our clinical trials. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory clearance or approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenues.

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

Despite carefully written collaboration agreements, collaborations involving our gammaCore therapy, are subject to numerous risks, which may include the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
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

We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend upon, among other things, our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of clearance or approval by the FDA, compliance with the Essential Requirements of the EU Medical Devices Directive and from May 26, 2020, the General Safety and Performance Requirements of the EU Medical Devices Regulation or similar foreign regulations, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under existing license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. Even if we are able to obtain a license to intellectual property of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We, or third-party manufacturers on whom we rely, may be unable to successfully sustain and to further scale-up manufacturing of our gammaCore therapy or its component parts in sufficient quality and quantity, which would delay or prevent us from developing and commercializing any approved products.

In order to conduct clinical trials of our gammaCore therapy and continue to commercialize approved products, we, or our manufacturers, will need to manufacture products in large quantities. We, or our manufacturers, may be unable to successfully sustain, or increase manufacturing capacity in a timely or cost-effective manner, or at all. In addition, quality issues may arise during further scale-up activities. If we, or any of our manufacturers, are unable to successfully sustain, or further scale-up manufacturing in sufficient quality and quantity, the development, testing, and clinical trials of our gammaCore therapy may be delayed or infeasible, and regulatory clearance, approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. If we are unable to obtain or maintain third-party manufacturing for commercial supply of our product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our gammaCore therapy successfully.

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

The manufacturing process requires lengthy lead times during which electronic components of our gammaCore therapy may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of adverse financial impact of inventory obsolescence comparatively. In addition, as of December 31, 2019 we had approximately $6.9 million of inventory. Our inventory significantly exceeds current demand for the gammaCore therapy, which also could result in an increased risk of adverse financial impact from inventory obsolescence.

Risks Related to Intellectual Property

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

Our gammaCore therapy must comply with regulatory requirements imposed by the FDA in the United States and by similar agencies in foreign jurisdictions. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, extensive agency review processes, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we must comply with include:

•	the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations (Title 21 CFR);
•	CE mark requirements of the European Union, or EU;

•	Medical Device Quality Management System Requirements (ISO 13485:2016);
•	Occupational Safety and Health Administration requirements; and
•	New Jersey Department of Health Services requirements.

Government regulation may impede our ability to conduct clinical trials and to manufacture and sell our existing therapy and any future products. Government regulation also could delay our marketing of new products for a considerable period of time and impose costly procedures on our activities. The FDA and other regulatory agencies may not clear or approve our gammaCore therapy in additional therapeutic areas that we may pursue, on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such clearances or approvals could negatively impact our marketing of our gammaCore therapy and impede our ability to bring future products to market.

While 510(k) clearance from the FDA has been received to expand the label for gammaCore therapy for several indications our gammaCore therapy will remain subject to strict regulatory controls on manufacturing, marketing and use. We may be forced to modify or recall a product after release in response to regulatory action or unanticipated difficulties encountered in general use.  Any such action could have a material effect on the reputation of our gammaCore therapy and on our business and financial position.

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

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies and authorities, such as the European Commission and the EEA member states, competent authorities and notified bodies. The FDA and other U.S., EEA and foreign governmental agencies and authorities regulate and oversee, among other things, with respect to medical devices:

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

In the EEA, gammaCore must currently comply with the Essential Requirements laid down in Annex I to Directive 93/42/EEC on the approximation of the laws of the member states relating to medical devices or the EU Medical Devices Directive.  Compliance with these requirements is a prerequisite to be able to affix the CE mark to gammaCore, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure that requires the intervention of a notified body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the notified body would audit and examine the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The notified body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements.  This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the Essential Requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use.  Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device, such as product labeling and instructions for use, are supported by suitable evidence.  This assessment must be based on clinical data, which can be obtained from (1) clinical studies conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical studies and scientific literature. gammaCore is a Class IIa medical device in the EU. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the competent authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent ethics committee. This process can be expensive and time-consuming.

Moreover, in May 2017 the new MDR, entered into force. Following its entry into application on May 26, 2020, the regulation will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EU. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Specifically, the MDR repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The MDR among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. Once applicable, the Medical Devices Regulation will among other things:

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

Once applicable, the MDR may impose increased compliance obligations for us to access the EU market.

In order to continue to sell gammaCore in Europe, we must maintain our CE Certificate of Conformity for the device and continue to comply with the Medical Devices Directive and, from May 26, 2020, with the MDR. The Medical Devices Regulation imposes a number of new requirements on manufacturers of medical devices. This may impact our activities in the EEA and in the UK, the renewal of our existing CE Certificates of Conformity and conformity assessment related to future bodies. Our failure to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our notified body (the British Standards Institution), which could impair our ability to market products in the EEA in the future.

On March 29, 2017, the United Kingdom formally notified the EU of its intention to withdraw from the Union pursuant to Article 50 of the Lisbon Treaty, commonly referred to as Brexit. The United Kingdom and EU have now agreed on the terms of the exit deal, which will include a transitional period following the United Kingdom’s exit which occurred on January 31, 2020. The transitional period will continue until December 31, 2020 during which the EU and the United Kingdom will seek to negotiate new arrangements for the period from January 1, 2021. The United Kingdom’s withdrawal from the EU, or Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the EU and the United Kingdom. Given the lack of comparable precedent, it is unclear what Brexit’s financial, regulatory, and legal implications would be and how it would affect us. However, potentially changing regulatory schemes and tariffs engendered by Brexit may add additional complexity, cost and delays in marketing or selling our products in the United Kingdom. Our revenue and profit, supply and demand for our products, and customer retention and acquisition in both the long term and short term could be adversely affected. During the transitional period most obligations imposed by EU legislation will remain applicable to and in the United Kingdom. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the “hard” withdrawal of the United Kingdom from the EU (where no deal is agreed for the period after the transitional period ending December 31, 2020) could materially impact the regulatory regime with respect to the CE Certificates of Conformity in the United Kingdom. CE Certificates of Conformity issued by a notified body accredited in the EU may no longer be recognized in the UK. Similarly, notified bodies accredited in the UK will no longer be able to issue CE Certificates of Conformity. Obtaining new CE Certificates of Conformity or certification for the UK may have a significant impact on our activities.

If we fail to maintain regulatory approvals and clearances, or are unable to obtain, or experience significant delays in obtaining FDA clearances, approvals or CE Certificates of Conformity for our future products or product enhancements, our ability to commercially distribute and market these products could suffer.

Our products are subject to rigorous regulation by the FDA, notified bodies, and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances, approvals, or CE Certificates of Conformity to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved PMA unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to a legally marketed “predicate” device. For novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device, the FDA may determine that the “de novo” process is the appropriate route to market. The “de novo” process is more costly, time consuming and uncertain than the traditional 510(k) process. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a legally marketed “predicate” device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k)-clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. Our currently commercialized gammaCore products have been cleared through the 510(k) process or the “de novo” process. In the future, we may need to submit a PMA or continue to utilize the “de novo” process to expand our labeling claims to include certain indications, which likely will be more costly, time consuming and uncertain than the traditional 510(k) process.

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

Foreign governmental authorities and notified bodies that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we market and sell our products internationally, we may be subject to rigorous international regulation in the future. In these circumstances, we would rely significantly on our foreign independent distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products in foreign countries.

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

If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or efficacy or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a PMA application. Where we determine that modifications to our products require a new 510(k) clearance or PMA application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the EU, we must notify our notified body, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

Some of our new products or expanded indications for use will require FDA clearance of a 510(k) or may require FDA approval of a PMA. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or PMA of new products, new intended uses or modifications to existing products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

Even if our products are cleared or approved by regulatory authorities, if we or our manufacturers, or suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with the FDA’s QSR, and International Standards Organization, or ISO, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

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

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory clearances or approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

The misuse or off-label use of our gammaCore therapy may harm our image in the marketplace, result in injuries that lead to product liability suits, which could be costly to our business, or result in costly investigations and sanctions from the FDA and other regulatory bodies if we are deemed to have engaged in off-label promotion.

gammaCore has been CE Marked in the EEA and cleared by the FDA for the acute treatment of eCH, CH prevention and the acute treatment of migraine headache in the United States. We may only promote or market our gammaCore therapy for its specifically approved indications as described on the approved label. We train our marketing and sales force against promoting our products for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from prescribing our product off-label, when in the physician’s independent professional medical judgment, he or she deems appropriate. There may be increased risk of injury to patients if patients attempt to use our product off-label, whether prescribed by physicians or not. Furthermore, the use of our product for indications other than those cleared or approved by the applicable regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

Further, the advertising and promotion of our products is subject to EEA member states’ national laws implementing Directive 93/42/EEC on the approximation of the laws of the member states relating to medical devices, or the Medical Devices Directive and applying the Medical Devices Regulation, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA member state legislation governing the advertising and promotion of medical devices. EEA member state legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national codes of conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

gammaCore may in the future be subject to notifications, recalls, or voluntary market withdrawals that could harm our reputation, business and financial results.

The FDA, EEA authorities and similar foreign governmental authorities have the authority to request or require the recall of commercialized products in the event of regulatory noncompliance or material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. We must notify the FDA of all device recalls and corrections, and certain classifications of recalls and corrections require more extensive reporting within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls and corrections, even if they are not subject to more extensive reporting requirements. We may initiate voluntary market withdrawals or other market actions involving our gammaCore products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls or corrections when they were conducted. Consumer class action claims and/or product liability claims are a greater risk following a product recall or market withdrawal.

We are required to report certain malfunctions, deaths, and serious injuries associated with our products, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA MDR regulations, medical device manufacturers are required to submit information to the FDA when they receive a report or become aware that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the EEA are legally bound to report incidents involving devices they produce or sell to the regulatory agency, or competent authority, in whose jurisdiction the incident occurred. Under the Directive 93/42/EEC on the approximation of the laws of the member states relating to medical devices or EU Medical Device Directive and from May 26, 2020 the EU Medical Devices Regulation, an incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient, or user or of other persons or to a serious deterioration in their state of health.

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

Political change as a result of elections could result in significant legislative and regulatory reforms impacting the FDA’s regulation of our products. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

In the EU, on May 25, 2017 the new MDR was adopted.  Following its entry into application on May 26, 2020, the MDR will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EU. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure.

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

We are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could significantly impact our business. In the United States, the laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in significant civil monetary penalties for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines and imprisonment, and exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•

the Stark Law, in the event that third-party payers require us to be a durable medical equipment, or DME, supplier or we sell our products directly to providers who are DME suppliers that submit claims to such payers. The Stark Law prohibits a physician from making a referral for certain designated health services covered by the Medicare program or Medicaid program, including DME, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, and prohibits that entity from billing or presenting a claim for the designated health services furnished pursuant to the prohibited referral, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, significant civil monetary penalties per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for significant civil monetary penalties for a circumvention scheme. Various states also have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state;

•

The federal civil False Claims Act, which prohibits, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The federal civil False Claims Act can apply to manufacturers who provide information on coverage, coding, and reimbursement of their products to persons who bill third-party payers. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. Penalties for a federal civil False Claims Act violation include three times the actual damages sustained by the government, plus significant mandatory civil penalties for each false claim, and the potential for exclusion from participation in federal healthcare programs. There are also federal criminal false claims and federal civil monetary penalty laws that carry significant monetary and other penalties for submissions of false or fraudulent claims and statements;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them;

•

HIPAA, as amended, and its implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates, relating to the privacy, security and transmission of individually identifiable health information, including mandatory contractual terms as well as privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties, and, in certain circumstances, criminal penalties with fines. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state;

•

the federal Physician Payments Sunshine Act, implemented as the Open Payments program, which requires certain applicable manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, and, beginning in 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. The government may impose significant civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission; and

•

state and foreign law equivalents of each of the above federal laws, such as state anti- kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require device and drug companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device and drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information, such as the CCPA, many of which differ from each other in significant ways and often are not preempted by HIPAA or other federal privacy and security requirements.

These laws and regulations, among other things, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with physicians or other entities or individuals in a position to purchase, prescribe or recommend our products. We have entered into consulting agreements and other arrangements with physicians, including some who have ownership interests in us and/or prescribe our products to patients. Compensation under some of these arrangements included the equity interests in our company. We could be adversely affected if regulatory agencies determine our financial relationships with such physicians to be in violation of applicable laws. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The Affordable Care Act, which was passed in 2010, substantially changed the way health care is financed by both governmental and private insurers and significantly impacts the U.S. healthcare industry. Elements of the Affordable Care Act, including comparative effectiveness research and payment system reforms, including shared savings pilots, may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business.

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation and implementation. For instance, the Tax Cuts and Jobs Acts was enacted, which, among other things, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act, as well as efforts to repeal or replace, or invalidate, the Affordable Care Act, or portions thereof, will affect our business, financial condition and results of operations. It is possible that the Affordable Care Act, as currently enacted or as it may be amended or replaced in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our business and our industry generally. Specifically, the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payers for our products, and/or reduced medical procedure volumes, all of which may have a material adverse impact on our business, financial condition, results of operations, or cash flows.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things includes aggregate reductions of Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of the Nasdaq Stock Market, or Nasdaq, could result in a delisting of our common stock.

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

If the closing bid price of our stock is less than $1.00 for 30 consecutive trading days, we would receive a deficiency letter from Nasdaq regarding our failure to comply with the minimum bid price requirement for continued listing. Such letter would trigger an automatic 180 calendar day period within which we could regain compliance. Compliance would be regained at any time during this period if the closing bid price of our stock is $1.00 per share or more for a minimum of 10 consecutive trading days.

We may be eligible for an additional 180-day compliance period if we apply to transfer from the Nasdaq Global Select Stock Market to the Nasdaq Capital Market which would require us to (i) have at least $1 million in market value of publicly held shares, (ii) satisfy all requirements for initial listing on the Nasdaq Capital Market (except for the bid price requirement), and (iii) provide written notice to Nasdaq that we intend to regain compliance with the bid price requirement during such second 180-day compliance period, including by effecting a reverse stock split if necessary. However, there can be no guarantee that we will be eligible for the second 180-day compliance period or that if eligible, we will be able to regain compliance during such period.

If we do not regain compliance during any applicable compliance periods, our stock could be delisted from Nasdaq. The failure to maintain our listing on Nasdaq could have an adverse effect on the liquidity and market price of our stock.

We have incurred, currently incur and will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or Exchange Act, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls and certain corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly.

In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to our public company requirements. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the Jumpstart Our Business Startups Act, or the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of the foregoing or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expense, which would increase our general and administrative expense and could adversely affect our profitability. We also expect that operating as a public company will make it more difficult and expensive for us to obtain director and officer liability insurance on reasonable terms. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

We are currently subject to securities class action lawsuits against us, which could result in adverse outcomes.

As described in Item 3. Legal Proceedings, we and certain of our present and past directors and officers have been named in putative securities class action lawsuits alleging violations of the Securities Act of 1933, or Securities Act, and the Exchange Act. We are generally required to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. We also have certain contractual indemnification obligations to the underwriters of our initial public offering, or IPO, regarding the securities class action lawsuits. While a certain amount of insurance coverage may be available for expenses or losses associated with these lawsuits, this coverage may not be sufficient. Although we plan to defend the lawsuits vigorously, there can be no assurances that favorable final outcomes will be obtained. Based on information currently available, we are unable to determine the reasonable probability of loss or a range of potential loss, and accordingly, we have not established an accrual for potential losses, if any, that could result from any unfavorable outcome, and there can be no assurance that these litigation matters, as well as any other lawsuits that might be brought by stockholders, will not result in substantial defense costs and/or judgments or settlements that could have a materially adverse impact on our financial position, results of operations and cash flows.

We have broad discretion to determine how to use our financial resources and may use them in ways that may not enhance our operating results or the price of our common stock.

Our management has broad discretion over the use of our financial resources, including proceeds from our IPO and the stock purchase agreement we entered into with Lincoln Park Capital Fund, LLC, in March 2020, and we could spend such proceeds in ways our stockholders may not agree with or that do not yield a favorable return, if at all. If we do not invest or apply our financial resources, including the proceeds from our IPO and such purchase agreement in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

As a public company, we are required to implement and maintain internal control over financial reporting and to report any material weaknesses in such internal control.  Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our second annual report following our IPO, for our fiscal year ended December 31, 2019, management provided a report on internal control over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm, to the extent we (i) are no longer an “emerging growth company,” as defined by the JOBS Act, and (ii) pursuant to new SEC rules, have annual revenues greater than $100 million in the most recent fiscal year for which audited financial statements are available. We do not expect to have our independent registered public accounting firm attest to our management report on internal control over financial reporting for so long as we are an emerging growth company or have annual revenues under $100 million. If we have to design and implement the internal control over financial reporting required to comply with this obligation, such process will be time consuming, costly and complicated.

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

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On March 27, 2020, we entered into a Purchase Agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $25 million of our common stock. Shares of our common stock may be sold pursuant to the Purchase Agreement by us to Lincoln Park at our discretion from time to time over a 36-month period, subject to certain limitations and conditions. The purchase price for shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We have the right to control the timing and amount of any sales of our shares to Lincoln Park in our sole discretion, subject to certain limits on the amount of shares that can be sold on a given date and other conditions and limitations set forth in the Purchase Agreement, including certain limitations on Variable Rate Transactions (as defined in the Purchase Agreement). Sales of shares of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Therefore, Lincoln Park may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the Purchase Agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales, which could have a materially adverse effect on our business and operations.

We may not be able to access sufficient funds under the Purchase Agreement when needed.

Our ability to sell shares to Lincoln Park and obtain funds under the Purchase Agreement is limited by the terms and conditions in the Purchase Agreement, including restrictions on the amounts we may sell to Lincoln Park at any one time, and a limitation on our ability to sell shares to Lincoln Park to the extent that it would cause Lincoln Park to beneficially own more than 4.99% of our outstanding shares of common stock. Additionally, we will only be able to sell or issue to Lincoln Park a number of shares equal to 19.99% of the shares of common stock outstanding on the date of the Purchase Agreement unless we obtain shareholder approval or the issuances and sales of shares of our common stock pursuant to the Purchase Agreement are not deemed to be “below market” as determined under the applicable rules of the Nasdaq. Therefore, we currently do not, and may not in the future, have access to the full amount otherwise available to us under the Purchase Agreement. In addition, any amounts we sell under the Purchase Agreement may not satisfy all of our funding needs, even if we are able and choose to sell and issue all of our common stock otherwise issuable pursuant to the Purchase Agreement.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates, including Core Ventures II, LLC and Core Ventures IV, LLC, entities controlled by two of our directors, Joseph P. Errico and Thomas J. Errico, M.D., and Merck Global Health Innovation Fund, LLC, beneficially owned, including shares issuable upon the exercise or delivery of options, warrants, restricted stock units and deferred stock units that are currently vested or will vest within 60 days from the date hereof, an approximately 8.6 million shares of our voting stock which represents approximately 28.3% of our outstanding voting stock (treating all such vested options, warrants, restricted stock units and deferred stock units held by such persons as outstanding). These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Our business and stock price could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant negative or other fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act”, or TCJA, that significantly reforms the Internal Revenue Code of 1986, or as amended, the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a modified territorial system. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on us and on holders of our common stock is uncertain and could be adverse. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, or our future business operations. This Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices occupy approximately 25,000 square feet of leased office space in Basking Ridge, New Jersey, pursuant to a lease agreement that expires in 2022 (subject to our right to extend for an additional five years) and an additional approximately 14,000 square feet of warehouse and assembly space in Rockaway, New Jersey pursuant to a lease that expires in 2024 (subject to our right to extend for an additional five years). We believe that our current facilities are suitable and adequate to meet our current needs. We may in the future add new facilities or expand or relinquish existing facilities as our needs evolve, and we believe that should the need arise, suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

Item 3. Legal Proceedings

From time to time, we may become involved in various legal proceedings, including those that may arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted with certainty, other than as set forth below, we are not subject to any material legal proceedings.

On July 8, 2019 and August 1, 2019, purported stockholders of our company served putative class action lawsuits in the Superior Court of New Jersey for Somerset County, captioned Paul Kuehl vs. electroCore, Inc., et al., Docket No. SOM-L 000876-19 and Shirley Stone vs. electroCore, Inc., et al., Docket No. SOM-L 001007-19, respectively. In addition to our company, the defendants include present and past directors and officers, Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for our IPO; and two of our stockholders. On August 15, 2019, the Superior Court entered an order consolidating the Kuehl and Stone actions, which are proceeding under Docket No. SOM-L 000876-19. Each plaintiff was appointed a co-lead plaintiff. The plaintiffs filed a consolidated amended complaint, which sought certification of a class of stockholders who purchased our common stock in our IPO or whose purchases are traceable to that offering. The consolidated amended complaint alleged that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act with respect to the registration statement and related prospectus for the IPO. The complaint sought unspecified compensatory damages, interest, costs and attorneys’ fees. On October 31, 2019, we filed a motion to dismiss the complaint or in the alternative to stay the action in favor of the pending federal action (discussed below). On February 21, 2020 the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On March 2, 2020 the court entered an amended order dismissing the consolidated amended complaint with prejudice. On March 27, 2020, the plaintiffs filed a notice of appeal with the N.J. Superior Court – Appellate Division.

On September 26, 2019 and October 31, 2019, purported stockholders of our company served putative class action lawsuits in the United States District Court for the District of New Jersey captioned Allyn Turnofsky vs. electroCore, Inc., et al., Case 3:19-cv-18400, and Priewe vs. electroCore, Inc., et al., Case 1:19-cv-19653, respectively. In addition to our company, the defendants include present and past directors and officers, and Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for our IPO. The plaintiffs each seek to represent a class of stockholders who (i) purchased our common stock in our IPO or whose purchases are traceable to the IPO, or (ii) who purchased common stock between the IPO and September 25, 2019. The complaints each allege that the defendants violated Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, with respect to (i) the registration statement and related prospectus for the IPO, and (ii) certain post-IPO disclosures filed with the SEC. The complaints seek unspecified compensatory damages, interest, costs and attorneys’ fees.

In the Turnofsky case, several plaintiffs and their counsel are engaged in motion practice to select a lead plaintiff and lead plaintiff’s counsel. Briefing is complete on the motions, but the court has not yet ruled. On February 19, 2020, the Priewe case was voluntarily dismissed.

We intend to continue to vigorously defend ourselves in these matters. However, in light of, among other things, the preliminary stage of these litigation matters, we are unable to determine the reasonable probability of loss or a range of potential loss. Accordingly, we have not established an accrual for potential losses, if any, that could result from any unfavorable outcome, and there can be no assurance that these litigation matters will not result in substantial defense costs and/or judgments or settlements that could adversely affect our financial condition.

In January 2019, we settled a dispute with one of our former advisors, Madison Global Partners, who had filed a complaint against us in the Supreme Court of the State of New York, County of New York (Index No. 652329/2018) as previously reported. As part of that settlement, we paid Madison Global $325,000 and issued to Madison Global and its representatives warrants to purchase in the aggregate 62,181 shares of our common stock at prices ranging from $5.68 per share to $12.60 per share. Substantially all such amounts were accrued in prior accounting periods. (See Note 20 “Commitments and Contingencies” of the notes to our consolidated financial statements in this Annual Report.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Market under the symbol “ECOR”.

Stockholders

As of March 11, 2020, there were 455 stockholders of record, which excludes stockholders whose shares are held in nominee or street name by brokers.

Dividend Policy

We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Use of Proceeds from Registered Securities

In June 2018, we completed our IPO and issued 5,980,000 shares of common stock, including the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $15.00. We received net proceeds from the IPO of approximately $77.5 million, after deducting underwriting discounts and commissions and offering costs of approximately $12.2 million.

Through December 31, 2019, we used:

(i)

approximately $7.3 million to fund activities related to commercialization of our gammaCore products which included hiring additional territory business managers as well as patient and professional promotional activities across multiple media channels,

(ii)	approximately $3.9 million to fund expansion of our clinical program into additional indications in headache and rheumatology,
(iii)	approximately $3.7 million for the build out of our specialty distribution channel for the launch of gammaCore Sapphire, and
(iv)	approximately $40.7 million for working capital, including inventory, and other corporate purposes.

Item 6. Selected Financial Data

Not applicable.

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

Overview

We are a commercial stage medical device company with a proprietary non-invasive vagus nerve stimulation, or nVNS. nVNS is a platform bioelectronic medical therapy that modulates neurotransmitters and immune function through its effects on both the peripheral and central nervous systems. We are initially focused on neurology, and our therapy, gammaCore, is cleared by the FDA for use by adults for the following four neurology indications: the acute treatment of pain associated with each of migraine and eCH, the preventive treatment of migraine headache and adjunctive use for the preventive treatment of CH. We are considering the potential for several new indications for our nVNS technology, which is being studied in a number of investigator-initiated studies.

Following our initial FDA clearance in early 2017, our commercial strategy was to establish gammaCore as a first-line treatment option for the acute treatment of episodic CH in adult patients, who have few alternative treatment options available to them. This strategy was supported by a product registry conducted from July 2017 through June 2018 to build advocacy among key opinion leaders in leading headache centers in the United States, and to generate patient demand in the form of prescriptions submitted to payers. With an earlier-than-anticipated FDA clearance for our acute treatment of migraine indication, we leveraged this advocacy during the registry period as we expanded into migraine, and prepared for a full commercial launch of gammaCore and gammaCore Sapphire for the acute treatment of pain associated with episodic CH and migraine in adult patients, which was accomplished in the third quarter of 2018. With the clearance of adjunctive use for the prevention of CH, in December 2018, we continued to build upon our existing base of advocacy and patient support. In March 2020, the FDA cleared gammaCore for the preventive treatment of migraine headache in adult patients.

Recent Developments

In May 2019, we announced significant adjustments to the deployment of personnel and resources across our organization. We reduced the size of our organization, including our field sales force and clinical operations in order to reduce expenses. We are currently focusing our resources on channels that are currently generating revenue, including the following:

•

the Veterans Administration, or VA, and the Department of Defense, or DoD, which includes sales that are being made pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, which was secured by us in December 2018 and open market sales to individual VA facilities. According to a presentation at the annual Scientific Meeting of the American Headache Society, approximately 400,000 patients saw a VA healthcare provider in 2018, for headache and we believe they can benefit from gammaCore therapy. The VA/DoD has become our primary source of US revenue and, accordingly, we have redeployed substantially all of our sales function to generating sales of our gammaCore and gammaCore Sapphire products to this channel.

•

the United Kingdom, where a recent award from the Innovation Technology Payment Program of the NHS and evidence-based recommendations published in December 2019 by NICE, offers the potential for us to generate revenue from the treatment of CH. In its final evidence-based recommendation, NICE affirmed that gammaCore, when used with the appropriate standard of care, can save an average of £450 per patient in the first year of treatment through a reduction in acute rescue medications use, and with us offering no cost evaluations for all patients. Additionally, NHS has indicated to us that it is extending the previously announced Innovation Technology Payment Program through April 2021 and that it has identified gammaCore as being eligible for the new MedTech Funding Mandate mechanism, which, if confirmed, could potentially provide a basis for the long-term, sustainable reimbursement of gammaCore in the United Kingdom, and

•

other potential revenue opportunities, such as in workers compensation and personal injury claims through our distribution agreement with Doctor’s Medical, LLC announced in August 2019, as well as other potential distribution arrangements for our products, which may include exploration of international distributors, the direct-to-consumer and private pay markets.

In order to focus our resources on channels that are currently generating revenue and further reduce operating costs, we have also postponed certain clinical trials in indications that are more exploratory in nature. In February 2020, we paused patient enrollment in our Premium II study for migraine prevention. Given the recent FDA clearance for migraine prevention in adults, and challenges to study protocols, related datasets, and our business arising out of the novel coronavirus pandemic, we may also choose to terminate the Premium II study and take other actions to further reduce operating costs including reductions in our workforce.

We have never been profitable and have incurred net losses in each year since our inception. We incurred net losses of $45.1 million and $55.8 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, our accumulated deficit was $83.5 million. We expect to continue to incur substantial net losses and negative cash flows from operations for at least the next several years as we commercialize gammaCore. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital.

We face a variety of challenges and risks that we will need to address and manage as we pursue our strategy, including our ability to develop and retain an effective sales force, achieve market acceptance of gammaCore among physicians, patients, and third-party payers, and expand the use of gammaCore to additional therapeutic indications.

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

Our expected cash requirements for 2020 and beyond are based on the commercialization success of our products and our ability to reduce operating expenses. There are significant risks and uncertainties as to our ability to achieve these operating results, including as a result of the adverse impact on our business from the COVID-19 pandemic. Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations to the end of 2020. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. See “-Liquidity and Capital Resources.”

Stock Purchase Agreement with Lincoln Park

On March 27, 2020, we entered into a purchase agreement, or Purchase Agreement, and a registration rights agreement, or Registration Rights Agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park shares, or Purchase Shares, of our common stock having an aggregate value of up to $25,000,000, subject to certain significant limitations of the amount and timing of any such sales due to terms and conditions set forth in the Purchase Agreement.

Over the 36-month term of the Purchase Agreement, for up to an aggregate amount of $25,000,000 of shares of common stock (subject to certain limitations and conditions), we have the right, but not the obligation, from time to time, in our sole discretion, to direct Lincoln Park to purchase up to 200,000 shares, or the Regular Purchase Share Limit, of the common stock (each such purchase, a Regular Purchase). The Regular Purchase Share Limit will increase to 250,000 shares if the closing price of the common stock on the applicable purchase date is not below $1.00 per share and will further increase to 300,000 shares if the closing price of the common stock on the applicable purchase date is not below $1.50 per share. In any case, Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $1,000,000, unless we and Lincoln Park mutually agree to increase the maximum amount of such Regular Purchase. The purchase price for shares of common stock to be purchased by Lincoln Park under a Regular Purchase will be equal to the lower of (in each case, subject to the adjustments described in the Purchase Agreement): (i) the lowest sale price for the common stock on the applicable purchase date and (ii) the arithmetic average of the three lowest sales prices for the common stock during the 10 consecutive trading days prior to the purchase date.

If we direct Lincoln Park to purchase the maximum number of shares of common stock that we may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park to make an “accelerated purchase” of an additional number of shares of common stock which may not exceed the lesser of: (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase and (ii) 30% of the total number of shares of the common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. The purchase price for such shares will be the lesser of 97% of the volume weighted average price of the common stock over a certain portion of the date of sale as set forth in the Purchase Agreement and (ii) the closing sale price of the common stock on the date of sale. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple “accelerated purchases” on the same trading day.

In addition to the Regular Purchases and “accelerated purchases” described above, we may deliver to Lincoln Park, after the 30-day anniversary of the commencement date of the Purchase Agreement, a “tranche purchase notice” in accordance with the terms of the Purchase Agreement, whereby we may direct Lincoln Park to purchase up to 1,000,000 Purchase Shares at a purchase price equal to 95% of the lower of: (i) the lowest sale price of the common stock on that purchase date and (ii) the arithmetic average of the three lowest sales prices for the common stock during the 10 consecutive trading days prior to the purchase date. We may only deliver a tranche purchase notice to Lincoln Park if at least 30 business days have passed since the most recent tranche purchase. We may only deliver a total of four tranche purchase notices under the Purchase Agreement, and Lincoln Park shall not be obligated to purchase more than $1,000,000 of common stock in any individual tranche purchase.

The Purchase Agreement also prohibits us from directing Lincoln Park to purchase any shares of common stock if those shares, when aggregated with all other shares of common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of common stock as calculated pursuant to Section 13(d) of the Exchange Act, and Rule 13d-3 thereunder.

Under applicable rules of Nasdaq, we may not issue or sell to Lincoln Park under the Purchase Agreement more than 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Purchase Agreement (or 5,991,912 shares, based on 29,959,565 shares outstanding immediately prior to the execution of the Purchase Agreement), unless (i) stockholder approval is obtained or (ii) the issuances and sales of common stock pursuant to the Purchase Agreement are not deemed to be “below market” in accordance with the applicable rules of Nasdaq.

The Purchase Agreement does not limit our ability to raise capital from other sources at its sole discretion, except that, subject to certain exceptions, we may not enter into any Variable Rate Transaction unless such Variable Rate Transaction qualifies as an Exempt Issuance (as each such term is defined in the Purchase Agreement) during the 36 months after the commencement date of the Purchase Agreement.

In consideration for entering into the Purchase Agreement, we issued an aggregate of 461,676 of initial shares of our common stock to Lincoln Park as a commitment fee. In addition, we shall issue to Lincoln Park up to an aggregate of 230,838 additional commitment shares of our common stock based on a pro-rata percentage of the first $5,000,000 of Purchase Shares issued to Lincoln Park under the Purchase Agreement. We will not receive any cash proceeds from the issuance of any of these commitment shares.

The net proceeds under the Purchase Agreement to us will depend on the frequency and prices at which shares of common stock are sold to Lincoln Park. Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement and the amount of such net proceeds will depend on a variety of factors, including market conditions, the trading price of the common stock and determinations by us, as to other available and appropriate sources of funding for us. We expect to use the proceeds from the offering of shares of our common stock pursuant to the Purchase Agreement for general corporate purposes and working capital.

Changes to Board of Directors

On March 26, 2020, we announced the appointments of three new independent members to our Board of Directors effective April 2, 2020. The newly appointed board members are John Gandolfo, Thomas Patton and Peter Cuneo. We also announced that current Board members Nick Colucci and Jim Tullis will be stepping down from the Board prior to our annual meeting of stockholders that is expected to be held in June 2020. Chairman Carrie S. Cox is stepping down from the Board on April 1, 2020 and will be succeeded in that role by independent Board member Michael G. Atieh.

Critical Accounting Policies and Estimates

The significant accounting policies and basis of presentation of our consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies” of the consolidated financial statements included with the annual report on Form 10-K.

The preparation of our financial statements is in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, and we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other related disclosures. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on our financial position and results of operations.

We believe the judgements estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on the consolidated financial statements:

•	Revenue recognition
•	Inventories
•	Income taxes
•	Stock-based and unit-based compensation
•	Research and development

Revenue Recognition

Our principal source of revenue is product sales. Our contracts with customers generally contain a single performance obligation and we recognize revenue from product sales when we have satisfied our performance obligation by transferring control of the product to our customers. Control of the product generally transfers to the customer upon delivery. Revenue is recognized at the amount to which we expect to be entitled in exchange for the sale of our products. Variability in the transaction price for our products pursuant to our contract with customers primarily arises from discounts and rebates. We offer discounts and rebates to certain distributors and customers under our arrangements. In many cases, these amounts are fixed at the time of sale and the transaction price is reduced accordingly.

U.S. Commercial Revenue Outside of Federal Supply Schedule Channel

We instituted a voucher program, in February 2018, whereby new patients could acquire one-month of gammaCore therapy at no cost from our specialty pharmacy if their insurance provider failed to reimburse for our therapy. Under this program, therapy being dispensed to patients by our specialty pharmacy were commercial goods that had been sold by us to our distributor and in turn re-sold to the specialty pharmacy. We reimbursed the specialty pharmacy an amount equal to the amount the specialty pharmacy would have received had a commercial payer reimbursed for this unit, inclusive of any co-payment requirement and the contracted dispensing fee. The amount we received from the original sale of our therapy to our distributor was recognized as revenue by us at the time of the sale, however, as a result of our reimbursement for a unit to the specialty pharmacy, under our voucher program, the amount we received from the distributor for that unit was classified as contra revenue and therefore not recognized. The difference of the amount reimbursed by us to the specialty pharmacy and received by us for the sale of the unit to the distributor was recognized as promotional expense within selling, general and administrative expense.

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

After mid-July 2018, we modified our voucher program to provide gammaCore and gammaCore Sapphire promotional units, or “free voucher units,” to our distributor at no charge. These free voucher units have a distinct product item number that enables ease of tracking and allows the product to be dispensed to the patient at no cost to the specialty pharmacy. In this way, the voucher program is more like a standard sample program where free voucher units, which provide 31-days of therapy, are issued to the patient, rather than being sold and subject to specialty pharmacy reimbursement and therefore recognized as contra-revenue. The cost to produce the free voucher units given to patients under this modified voucher program are now recognized as promotional expense. Our net sales reflect only gammaCore and gammaCore Sapphire units sold either for new patients, or existing patients’ refills, and none of the gammaCore and gammaCore Sapphire units prescribed and dispensed through our voucher program. Our voucher program was terminated in December 2019.

Managed care rebates represent our estimated obligations to pharmacy benefit managers. Rebate accruals are recognized in the same period the related revenue is recognized. Co-payment assistance represents financial assistance to qualified patients, to assist them with co-payments for gammaCore therapy. The calculation of the accrual is based on an estimate of claims and the cost per claim that we expect to incur associated with inventory that exists in the distribution channel at period end. Effective March 1, 2020, the mount of monthly co-payment assistance has been reduced to a maximum of $100 per prescription.

We expense the cost, as incurred, of product damaged as a result of shipping to our specialty pharmaceutical distributor. This expense, historically, has been immaterial. We expect to receive payment on all of our customer receivables within one year and therefore classify all receivables as current assets. In accordance with our policy, damaged or defective products are replaced at no charge under our standard warranty. A cash refund is allowed in our discretion under specific circumstances for undamaged and non-defective returned product.

Accounts receivable are net of an allowance for doubtful accounts, which are accounts from which payment is not expected to be received although product was provided, and revenue was earned. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

Revenue from the Veterans Administration and the Department of Defense

Revenue from sales of our products are recognized under terms of the Federal Supply Schedule, or FSS, and purchase orders from individual VA sites and a distributor who purchases our products on behalf of the DoD. Revenue from the VA includes sales of therapy for up to 93 days.

Sales to the VA and DoD are at a fixed price and are usually paid at the time of delivery.

A cash refund is allowed under specific circumstances for undamaged and non-defective products. Damaged or defective products are replaced at no charge.

United Kingdom Revenue

In the United Kingdom, a recent award from the Innovation Technology Payment program of the NHS and evidence-based recommendations published in December 2019 by NICE offer the potential for us to generate revenue from the treatment of CH. This is the primary commercial channel from which our United Kingdom revenue is derived.

Sales in the U.K. are primarily in increments of 93-day therapy at a fixed price and are paid within 30 days.

Inventories

We value inventory at the lower of cost or net realizable value. Cost is determined on a first in first out basis. This policy requires us to make estimates regarding the net realizable value of our inventory, including an assessment of excess or obsolete inventory. We evaluate inventory for excess quantities and obsolescence based on an estimate of the future demand for our product within a specified timeframe and record an allowance to reduce the carrying value of inventory as determined necessary. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. We evaluate inventory with respect to our operating cycle and classify inventory as either current or long-term on our balance sheet. If our actual demand is less than our forecast demand, we may be required to take additional excess inventory charges, which would decrease gross margin and adversely impact net operating results in the future.

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

In addition, as an emerging growth company, we are not be required to provide an auditor’s attestation report on our internal control over financial reporting in future annual reports on Form 10-K.

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

Results of Operations

Comparison of the years ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 with the changes in those items in dollars.

	Years ended December 31,
	2019	2018	Change
	(in thousands)
Net sales	$2,390.3	$993.0	$1,397.3
Cost of goods sold	1,157.0	578.7	578.3
Gross profit	1,233.3	414.3	819.0
Operating expenses:
Research and development	9,902.2	12,466.2	(2,564.0)
Selling, general and administrative	35,422.3	42,501.6	(7,079.3)
Restructuring and other severance related charges	1,997.3	—	1,997.3
Total operating expenses	47,321.8	54,967.8	(7,646.0)
Loss from operations	(46,088.5)	(54,553.5)	8,465.0
Other expenses/(income):
Change in fair value of warrant liability	—	1,870.9	(1,870.9)
Interest and other income, net	(970.6)	(1,006.3)	35.7
Other	12.3	344.9	(332.6)
Total other (income) loss	(958.3)	1,209.5	(2,167.8)
Loss before income taxes	(45,130.2)	(55,763.0)	10,632.8
Provision for income taxes	17.7	2.4	15.3
Net loss from operations	(45,147.9)	(55,765.4)	10,617.5
Less: Net income/(loss) attributable to noncontrolling interest	—	55.0	(55.0)
Total net loss attributable to Electrocore LLC and electroCore, Inc.	$(45,147.9)	$(55,820.4)	$10,672.5

Net Sales

Net sales increase of $1.4 million reflects an increase in U.S. sales of $1.0 million, primarily the result of increased VA sales of $0.7 million, and an increase in U.K. sales of $0.4 million.

Costs of Goods Sold

Cost of goods sold increased $0.6 million as the result of increased sales of both devices and refill cards.

Research and Development

Research and development expenses decreased by $2.6 million primarily due to decreased personnel costs of $3.3 million as a result of our June 2019 reduction in force, offset by increased costs of physician studies of $0.7 million.

Selling, General and Administrative

Selling, general and administrative expense decreased by $7.1 million, primarily as a result of decreased personnel costs of $1.0 million, decreased commercial consulting costs of $9.1 million, decreased costs for meetings and tradeshows of $1.2 million and decreased insurance costs of $0.6 million. These costs were offset by increased advertising costs of $1.7 million, increased shipping and distribution costs of $0.9 million, increased sales force automation and payor management costs $0.8 million, increased legal fees of $0.9 million and increased sample and voucher unit costs of $0.5 million.

Restructuring and Other Severance Related Expenses

Restructuring and other severance related costs for the year ended December 31, 2019 consists of severance related expenses. There was no such expense for the year ended December 31, 2018.

Change in Fair Value of Warrant Liability and Derivative Instrument related to Convertible Bridge Notes

The change in fair value of the warrant liability and derivative instrument is based on revaluation of those instruments occurring during the year ended December 31, 2018.

Interest and Other Income, Net

The decrease of $35.7 thousand reflects the decreases of marketable securities balances as a result of their conversion to cash.

Liquidity and Capital Resources

At December 31, 2019 our cash, cash equivalents, and marketable securities was $24.1 million compared to $68.6 million at December 31, 2018.

	December 31,
	2019	2018
	(in millions)
Net cash (used in) provided by
Operating activities	$(45.1)	$(47.1)
Investing activities	$51.0	$(36.8)
Financing activities	$0.2	$78.3

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and change in assets and liabilities.

For 2019 compared to 2018, the $2.0 million decrease in cash used in operating activities was primarily attributable to our decreased net loss with minimal change in working capital. The reduction in loss was primarily due to the reduction in force and cost control efforts in 2019 which resulted in a significant decrease in salaries and wages as well as other costs. Increases in our inventory were offset by similar increases in our accounts payable and accrued expenses.

Investing Activities

Investing cash flows consist primarily of the purchases and maturity of our marketable securities.

For 2019 compared to 2018, cash provided by investing activities increased as a result of the increase in proceeds from maturities of marketable securities with a reduction in the amount of purchases of marketable securities.

Financing Activities

For 2019 compared to 2018, cash provided by financing activities primarily decreased as a result of the issuance of common stock in our 2018 IPO. The 2019 issuance and partial repayment of short-term debt slightly offset this decrease.

Liquidity Outlook

Because we have had recurring losses, negative cash flows from operating activities, limited cash on hand and expect to continue to incur losses for the near future, the report of our independent auditors with respect to our financial statements as of December 31, 2019 and for the year ended December 31, 2019 contains an explanatory paragraph as to the factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses since our inception. We incurred a net loss of $45.1 million and used $45.1 million in cash from operations for the year ended December 31, 2019 and had an accumulated deficit of $83.5 million as of December 31, 2019. At December 31, 2019, we had approximately $13.6 million of cash and cash equivalents and $10.5 million of marketable securities.

Our expected cash requirements for 2020 and beyond are based on the commercialization success of our products and our ability to reduce operating expenses. There are significant risks and uncertainties as to our ability to achieve these operating results, including as a result of the potential adverse impact on our business from the ongoing COVID-19 pandemic, Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations to the end of 2020. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Even if we are not required to curtail our activities sooner, our ability to execute our operating plan beyond 2020 depends on our ability to increase revenue, reduce operating expenses and obtain additional funding through the sale of equity and or debt securities, a strategic transaction or otherwise. However, these alternatives may not be available to us on attractive terms, or at all. There is no assurance that we will generate sufficient cash flow and funding through our operating results or the sale of securities or from a strategic transaction or otherwise, raising substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are issued. The inability to generate sufficient cash flow or raise funds through the sources discussed above could have a material adverse effect on our business, results of operations, and financial condition, and could require us to reduce or curtail activities, or cease operations.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Impact of Recently Issued Accounting Standards

In the normal course of business, we evaluate all new accounting pronouncements issued by the FASB, SEC, or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements. See Note 2 “Basis of Presentation” of the notes to our consolidated financial statements in this Annual Report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2019.

Our exposure to market interest rate risk is confined to our cash and cash equivalents and marketable securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on interest income recognized in our statement of operations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk. We contract with CROs, investigational sites, suppliers and other vendors in Europe and internationally. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2019.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective for the purposes stated above.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets: (ii) provide reasonable assurance (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting policies (b) our receipts and expenditures are being made only in accordance with authorizations of our management and directors: and (c) regarding the prevention or timely detection of the unauthorized acquisition use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2019, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2019 our internal control over financial reporting was effective.

Management remediated the material weakness related to its internal control over financial reporting related to accounting for complex transactions that was disclosed in our prospectus dated June 21, 2018, filed with the SEC, pursuant to Rule 424(b) under the Securities Act.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

On March 26, 2020 we received notification from the FDA that our gammaCore therapy may be commercially marketed for the preventive treatment of migraine headache in adults.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 404 of Regulation S-K. The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Item 16. Form 10-K Summary

None.

Exhibit Number	Description
3.1***	Certificate of Incorporation of electroCore, Inc.

3.2***	Bylaws of electroCore, Inc.

4.1*****	Registration Rights Agreement, dated March 27, 2020, between electroCore, Inc. and Lincoln Park Capital Fund, LLC

10.1**	Amended and Restated Investors’ Rights Agreement, dated as of August 18, 2017, by and among Electrocore, LLC and the investors party thereto

10.2†**	electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.3†**	Form of Employee Incentive Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.4†**	Form of Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.5†**	Form of Employee Restricted Stock Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.6†**	Form of Non-Employee Director Inaugural Deferred Stock Unit Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.7†**	Form of Non-Employee Director Inaugural Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.8†**	Form of Non-Employee Director Inaugural Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.9†**	Form of Non-Employee Director Annual Deferred Stock Unit Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.10†**	Form of Non-Employee Director Annual Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.11†**	Form of Non-Employee Director Annual Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.12†**	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors

10.13†**	Form of electroCore, Inc. Management Severance Plan

10.14†**	electroCore, Inc. Non-Employee Director Compensation Policy

10.15†**	Employment Offer Letter, dated as of July 18, 2016, by and between ElectroCore, LLC and Francis R. Amato

10.16†**	Employment Offer Letter, dated as of July 18, 2016, by and between ElectroCore, LLC and Joseph P. Errico

10.17†**	Employment Offer Letter, dated as of May 1, 2017, by and between ElectroCore, LLC and Peter S. Staats

10.18†**	Employment Offer Letter, dated as of July 25, 2016, by and between ElectroCore, LLC and Glenn S. Vraniak

10.19****	Rockaway, NJ Office Lease between Anson Logistics Assets LLC and electroCore, Inc.

10.20**	Basking Ridge, NJ Office Lease between 150 Allen Road, LLC and Electrocore, LLC

10.21**	Form of Common Unit Warrant

10.22**	Form of Series A Warrant

10.23**	Form of Bridge Warrant

10.24**	Master Services Agreement dated October 17, 2016 between ElectroCore, LLC and Asembia LLC

10.25†	Brian Posner Employment Agreement, dated as of January 30, 2019, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on March 12, 2019.

10.26†	Amendment to Brian Posner Employment Agreement, dated as of August 8, 2019, incorporated by reference to the Company's Quarterly Report on Form 10-Q, as filed with the Commission on August 14, 2019.

10.27†

Employment Offer Letter, dated as of September 26, 2019, between electroCore, Inc. and Daniel Goldberger, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on October 2, 2019.

10.28*****	Purchase Agreement, dated March 27, 2020, between electroCore, Inc. and Lincoln Park Capital Fund, LLC

21.1*	List of subsidiaries of electroCore, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑228863.
***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the Commission on August 14, 2018.
****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 as filed with the Commission on March 28, 2019.
*****	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with Commission on March 27, 2020.
†	Indicates management agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

electroCore, Inc.

Date: March 30, 2020	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer and Director (Principal Executive Officer)
Date: March 30, 2020	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carrie S. Cox	Chairman of the Board	March 30, 2020
Carrie S. Cox

/s/ Daniel S. Goldberger	Director	March 30, 2020
Daniel S. Goldberger
/s/ Michael G. Atieh	Director	March 30, 2020
Michael G. Atieh

/s/Joseph P. Errico	Director	March 30, 2020
Joseph P. Errico

/s/Nicholas Colucci	Director	March 30, 2020
Nicholas Colucci

/s/Thomas J. Errico, M.D.	Director	March 30, 2020
Thomas J. Errico, M.D.

/s/Trevor J. Moody	Director	March 30, 2020
Trevor J. Moody

/s/Stephen L. Ondra, M.D.	Director	March 30, 2020
Stephen L. Ondra, M.D.

/s/James L.L. Tullis	Director	March 30, 2020
James L.L. Tullis

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

electroCore, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of electroCore, Inc., Subsidiaries and Affiliate (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders equity and members’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Short Hills, New Jersey

March 30, 2020

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$13,563,791	$7,600,284
Marketable securities	10,495,350	60,963,087
Accounts receivable	496,140	267,599
Inventories, net	890,992	1,949,402
Prepaid expenses and other current assets	1,087,111	1,918,164
Total current assets	26,533,384	72,698,536

Inventories, noncurrent	6,020,180	—
Property and equipment, net	345,236	380,904
Operating lease right of use assets	1,430,641	—
Other assets	1,132,238	424,896
Total assets	$35,461,679	$73,504,336
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,208,979	$2,698,902
Accrued expenses	3,337,379	4,374,101
Note payable	111,878	—
Current portion of operating lease liability	486,445	—
Total current liabilities	9,144,681	7,073,003
Deferred rent	—	245,632
Operating lease liabilities	1,419,880	—
Total liabilities	10,564,561	7,318,635
Commitments and contingencies (Note 20)
Preferred Stock,par value $0.001 per share; 10,000,000 shares authorized at December 31, 2019 and December 31, 2018; 0 shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at December 31, 2019 and December 31, 2018; 29,835,183 shares issued and outstanding at December 31, 2019, and 29,450,035 shares issued and outstanding at December 31, 2018	29,835	29,450
Additional paid-in capital	107,752,066	103,791,013
Accumulated deficit	(83,479,098)	(38,331,215)
Accumulated other comprehensive (loss)/income	(41,295)	60,843
Total stockholders' equity	24,261,508	65,550,091
Noncontrolling interest	635,610	635,610
Total equity	24,897,118	66,185,701
Total liabilities and stockholders' equity	$35,461,679	$73,504,336

See accompanying notes to the consolidated financial statements

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Operations

	Year ended December 31,
	2019	2018
Net sales	$2,390,279	$992,953
Cost of goods sold	1,156,957	578,743
Gross profit	1,233,322	414,210
Operating expenses:
Research and development	9,902,254	12,466,172
Selling, general and administrative	35,422,301	42,501,562
Restructuring and other severance related charges	1,997,292	—
Total operating expenses	47,321,847	54,967,734
Loss from operations	(46,088,525)	(54,553,524)
Other (income)/expense
Change in fair value of warrant liability	—	1,870,923
Interest and other income, net	(970,594)	(1,006,332)
Other expense	12,253	344,909
Total other (income)/expense	(958,341)	1,209,500
Loss before income taxes	(45,130,184)	(55,763,024)
Provision for income taxes	17,699	2,431
Net loss from operations	(45,147,883)	(55,765,455)
Less: Net income attributable to noncontrolling interest	—	55,005
Total net loss attributable to Electrocore LLC and electroCore, Inc., subsidiaries and affiliate	$(45,147,883)	$(55,820,460)
Net loss attributable to Electrocore LLC, subsidiaries and affiliate	$—	$(21,118,337)
Net loss attributable to electroCore, Inc., subsidiaries and affiliate	$(45,147,883)	$(34,702,123)
Net loss per share of common stock - Basic and Diluted (see Note 13)	$(1.54)	$(1.19)
Weighted average and potential common shares outstanding - Basic and Diluted (see Note 13)	29,379,975	29,261,943

See accompanying notes to the consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2019	2018
Net loss from operations	$(45,147,883)	$(55,765,455)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(145,418)	3,259
Amount reclassed from accumulated other comprehensive loss	—	11,024
Unrealized gain(loss) on marketable securities, net of taxes as applicable	43,280	(33,653)
Other comprehensive loss	(102,138)	(19,370)
Comprehensive loss	(45,250,021)	(55,784,825)
Less: Comprehensive income attributable to noncontrolling interest	—	5,085
Comprehensive loss attributable to Electrocore LLC and electroCore, Inc., subsidiaries and affiliates	$(45,250,021)	$(55,789,910)
Comprehensive loss attributable to Electrocore LLC, subsidiaries and affiliate	$—	$(21,118,056)
Comprehensive loss attributable to electroCore, Inc., subsidiaries and affiliate	$(45,250,021)	$(34,671,854)

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Changes in Stockholders’ Equity and Members’ Deficit

	Convertible Preferred Units				electroCore, Inc. for the years ended December 31, 2019 and 2018
	Series A		Series B		Common		Common		Additional		Accumulated other	(Deficit)/Equity attributable to Electrocore LLC and electroCore, Inc.,		Total
	Preferred Units		Preferred Units		Units		Stock		paid-in	Accumulated	comprehensive	subsidiaries	Noncontrolling	equity/
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	capital	deficit	income(loss)	and affiliate	interest	(deficit)
Balances as of December 31, 2017	70,918,506	$53,518,463	105,186,020	$68,755,544	218,982,140	$40,180,619	—	$—	$22,596,485	$(152,928,928)	$80,213	$(90,071,611)	$604,055	$(89,467,556)
Net loss attributable to Electrocore, LLC subsidiaries and affiliates	—	—	—	—	—	—	—	—	—	(21,118,337)	(5,085)	(21,123,422)	60,090	(21,063,332)
Reclass of accumulated deficit to APIC	—	—	—	—	—	—	—	—	(174,047,265)	174,047,265	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(14,285)	(14,285)	(5,085)	(19,370)
Conversion of Series A preferred units to common stock	(70,918,506)	(53,518,463)	—	—	—	—	3,939,917	3,940	53,514,523	—	—	53,518,463	—	53,518,463
Conversion of Series B preferred units to common stock	—	—	(105,186,020)	(68,755,544)	—	—	5,843,668	5,844	68,749,700	—	—	68,755,544	—	68,755,544
Conversion of members common units to common stock	—	—	—	—	(218,982,140)	(40,180,619)	12,099,280	12,099	40,168,520	—	—	—	—	—
Stock dividend issued to Series A preferred holders	—	—	—	—	—	—	241,939	242	3,628,850	(3,629,092)	—	—	—	—
Common stock issued related to initial public offering	—	—	—	—	—	—	5,980,000	5,980	89,692,675	—	—	89,698,655	—	89,698,655
Issuance costs related to initial public offering	—	—	—	—	—	—	—	—	(12,222,438)	—	—	(12,222,438)	—	(12,222,438)
Reclass of warrant liability to equity	—	—	—	—	—	—	—	—	4,110,467	—	—	4,110,467	—	4,110,467
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(23,450)	(23,450)
Stock issued upon conversion of profit interests	—	—	—	—	—	—	1,345,231	1,345	—	—	—	1,345	—	1,345
Stock and Unit-based compensation	—	—	—	—	—	—	—	—	7,599,496	—	—	7,599,496	—	7,599,496
Net loss attributable to electroCore, Inc., subsidiaries and affiliates	—	—	—	—	—	—	—	—	—	(34,702,123)	—	(34,702,123)	—	(34,702,123)
Balances as of December 31, 2018	—	$—	—	$—	—	$—	29,450,035	$29,450	$103,791,013	$(38,331,215)	$60,843	$65,550,091	$635,610	$66,185,701
Net loss	—	—	—	—	—	—	—	—	—	(45,147,883)	—	(45,147,883)	—	(45,147,883)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(102,138)	(102,138)	—	(102,138)
Issuance of warrants in lawsuit settlement	—	—	—	—	—	—	—	—	16,692	—	—	16,692	—	16,692
Issuance of common stock in connection with employee stock plans, net	—	—	—	—	—	—	385,148	385	48,580	—	—	48,965	—	48,965
Stock based compensation	—	—	—	—	—	—	—	—	3,895,781	—	—	3,895,781	—	3,895,781
Balances as of December 31, 2019	—	$—	—	$—	—	$—	29,835,183	$29,835	$107,752,066	$(83,479,098)	$(41,295)	$24,261,508	$635,610	$24,897,118

See accompanying notes to the consolidated financial statements

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Cash Flows

	Year ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss from operations	$(45,147,883)	$(55,765,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants and embedded derivative	—	1,870,923
Stock based compensation	3,895,781	7,599,496
Depreciation and amortization	249,583	66,663
Amortization of marketable securities discount	(530,104)	(497,267)
Cloud computing arrangement implementation costs	(1,114,568)	(107,754)
Noncash lease expense, net	57,780	—
Noncash portion of litigation settlement	16,692	—
Other	76,279	12,136
Changes in operating assets and liabilities:
Accounts receivable, net	(228,541)	(164,390)
Inventories	(4,961,770)	(1,621,615)
Prepaid expenses and other assets	859,204	(1,347,410)
Accounts payable	2,797,727	1,858,519
Accrued expense and other current liabilities	(1,036,721)	1,047,059
Deferred rent	—	(61,254)
Net cash used in operating activities	(45,066,541)	(47,110,349)
Cash flows from investing activities:
Purchase of marketable securities	(37,224,879)	(81,058,590)
Proceeds from maturities of marketable securities	88,266,000	44,509,684
Purchases of property and equipment	(69,675)	(278,921)
Net cash provided by (used in) investing activities	50,971,446	(36,827,827)
Cash flows from financing activities:
Proceeds from note issued	807,347	—
Repayments of note issued	(695,469)	—
Sale of common stock, net of related expenses	—	78,334,457
Proceeds from shares issued in connection with employee stock purchase plan	48,965	—
Net cash provided by financing activities	160,843	78,334,457
Effect of changes in exchange rates on cash and cash equivalents	(102,241)	(20,191)
Net increase (decrease) in cash and cash equivalents	5,963,507	(5,623,910)
Cash and cash equivalents – beginning of period	7,600,284	13,224,194
Cash and cash equivalents – end of period	$13,563,791	$7,600,284
Supplemental schedule of noncash financing activity:
Series A preferred units converted to common stock	$—	$53,518,463
Series B preferred units converted to common stock	$—	$68,755,544
Members' common units converted to common stock	$—	$40,180,619
Reclass of warrant liability to additional paid in capital	$—	$4,110,467
Reclass of deferred financing costs to additional paid in capital	$—	$856,985
Stock dividend distribution in connection with IPO	$—	$3,629,092
Capitalized cloud computing arrangement costs included in accounts payable and accrued expenses	$—	$287,650
Cash paid during the year for:
Income taxes paid	$29,542	$45,641
Interest paid	$3,457	$—

See accompanying notes to consolidated financial statements

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements

Note 1. Business

Company Overview

electroCore, Inc. (“electroCore” or the “Company”) is a commercial stage medical device company, engaged in the commercialization and development of a range of patient administered non-invasive Vagus Nerve Stimulation (“nVNS”) therapies. electroCore was founded in 2005 and its focus currently is on primary headache conditions (migraine and cluster headache).

electroCore, headquartered in New Jersey, has wholly owned subsidiaries that include: electroCore Germany GmbH, and electroCore UK Ltd. The Company’s subsidiary, electroCore Bermuda, Ltd. was dissolved in October 2019. In addition, an affiliate, electroCore (Aust) Pty Limited, is subject to electroCore’s control on a basis other than voting interests and is a variable interest entity (“VIE”), for which electroCore is the primary beneficiary.

In January 2018, the U.S. Food and Drug Administration ("FDA") released the use of gammaCore, the Company's first generation disposable non-invasive vagus nerve stimulator therapy for the treatment of pain associated with migraine headache in adult patients. Previously in April 2017, the FDA released the use of gammaCore for the acute treatment of pain associated with episodic cluster headache in adult patients. Effective August 1, 2018, the Company announced gammaCore Sapphire, a rechargeable and reloadable version of the product for multi-year use, was available in the United States. The Company continues to market the non-reloadable disposable version of its gammaCore products in certain markets and to deploy it for use in clinical studies where a rechargeable version is not necessary.

In November 2018, the FDA provided 501(k) clearance for an expanded label for gammaCore nVNS therapy for adjunctive use for the preventive treatment of cluster headache in adult patients.

In March 2020, the FDA provided 501(k) clearance for an expanded label for gammaCore nVNS therapy for the preventive treatment of migraine headache in adult patients.

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

Note 2. Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

(b) Principles of Consolidation

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

(c) Use of Estimates

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

(d) Revenue Recognition

The Company accounts for its revenue transactions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). In accordance with ASC Topic 606, the Company recognizes revenues when its customers obtain control of its product for an amount that reflects the consideration it expects to receive from its customers in exchange for that product. To determine revenue recognition for contracts that are determined to be in scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when such performance obligation is satisfied.

The transaction price is based on the consideration that the Company expects to receive in exchange for its products and includes the fixed per-unit price of the product and variable consideration in the form of trade credits, vouchers, rebates, and co-payment assistance. The per-unit price is based on the Company’s established wholesale acquisition cost less a contractually agreed upon distributor discount with the customer.

Trade credits are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience. Damaged or defective products are replaced at no charge under the Company’s standard warranty. A cash refund is allowed under specific circumstances for undamaged and non-defective returned products.

Shipping fees are not billed to the customer and are reflected as part of selling, general, and administrative expenses.

(e) Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(f) Marketable Securities

Marketable securities, all of which are available-for-sale, consist of corporate debt securities, U.S. bonds and U.S. sponsored agencies. Marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in interest and other income net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in Interest and other income.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

(g) Concentration of Credit Risk

Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. The Company periodically invests its cash in corporate debt securities, U.S. bonds, and U.S. sponsored agencies and municipal bonds with strong credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates.

(h) Accounts Receivable

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

(i) Inventories

Inventory, which consists of raw materials, work-in-process and finished product, is stated at the lower of cost and net realizable value. Inventory is valued on a first-in first-out basis. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

The Company evaluates inventory with respect to its operating cycle and classifies inventory as current or long-term on its balance sheet. Based upon estimated production needs and current inventory levels, the Company determined the amount of inventory necessary for the next twelve months. Any amounts over this projection are reclassified as Inventories, noncurrent.

In addition, the Company’s product is subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain units of product no longer meet quality specification or become obsolete, the Company records a charge to cost of sales sold to write down such unmarketable inventory to zero.

(j) Property and Equipment

Property and equipment are stated at historical cost.  Depreciation is computed by the straight-line method based on the estimated useful lives of the respective assets, as discussed below. Leasehold improvements are amortized over the lesser of the lease terms or the estimated useful lives of the assets. Amounts expended for maintenance and repairs are charged to expense as incurred.

Depreciation and leasehold improvement amortization is computed using the following estimated useful lives:

Machinery and equipment	3–15 years
Leasehold improvements	Lease term
Furniture and fixtures	5–10 years
Computer equipment	5 years

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

(k) Leases

The Company determines if an arrangement is a lease at inception. For each lease, the lease term is determined at the commencement date and includes renewal options and termination options when it is reasonably certain that the Company will exercise that option. Operating leases with the lease terms greater than one year are included in operating lease right-of-use (“ROU”) assets and current and long-term operating lease liabilities in the Company’s consolidated balance sheets.

Operating lease ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term using an estimated rate of interest the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The operating lease ROU assets are based on the liability adjusted for any prepaid or deferred rent and lease incentives. The incremental borrowing rate was utilized to discount lease payments over the expected term given that the Company’s operating leases do not provide an implicit rate. The Company estimates the incremental borrowing rate to reflect the profile of secured borrowing over the expected term of the leases based on the information available at the later of the date of adoption or the lease commencement date. Rent expense for the operating lease is recognized on a straight-line basis over the lease term.

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

(l) Cloud Computing Arrangement

Implementation costs for the Company’s cloud computing arrangement (“CCA”) are capitalized and amortized using the straight-line method over the life of the arrangement. The Company has capitalized implementation costs incurred in implementing its cloud computing arrangements, which is a hosting arrangement that is a service contract per FASB Accounting Standards Update (“ASU”) 2018-15. These costs include payroll costs of employees devoting time to the project and external direct costs for materials and services are capitalized.  Software maintenance and training costs are expensed in the period in which they are incurred. The capitalized costs are included as a component of other assets.

(m) Impairment of Long-Lived Assets

Long lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

(n) Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the ASC Topic 718, Compensation – Stock Compensation. The Company estimates the fair value of stock option awards using the Black-Scholes option pricing model on the date of the grant. Restricted stock unit awards and restricted stock awards without a market condition are valued based on the closing price of the Company’s common stock on the date of the grant. Compensation expense reflects actual forfeitures and is primarily recognized on a straight-line basis over the requisite service period of the individual grants, which typically equals the vesting period.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting (“ASU 2018-07”), which expands the scope of ASC Topic 718, Compensation – Stock Compensation to include share-based payments issued to non-employees for goods or services.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

Consequently, the Company’s accounting for share-based payments to non-employees and employees was substantially aligned.

(o) Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company provides a full valuation allowance on substantially all deferred tax assets. The provision for income taxes represents the current state tax payable for the period. The federal tax provision is immaterial given the Company reports losses in all its taxable jurisdictions and is recording a full valuation allowance on the net deferred tax asset. The Company recognizes the effect of an income tax position only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Interest and penalties related to uncertain tax positions are recorded as income tax expense.

(p) Research and Development

Research and development costs are expensed as incurred. These costs include, but are not limited to, costs related to clinical trials, and compensation and related overhead for employees and consultants involved in research and development activities.

(q) Foreign Currency Translation and Transactions

The functional currency of the Company’s international operations has been determined to be the respective local currency. The Company translates functional currency assets and liabilities to their U.S. dollar equivalents at exchange rates in effect at the balance sheet date and translates functional currency income and expense amounts to their U.S. dollar equivalents at average exchange rates for the period. The U.S. dollar affects that arise from changing translation rates are recorded in other comprehensive loss. Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statements of Operations in the period they occur.

(r) Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment.

(s) Recently Adopted Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases by issuing ASU No. 2016-02 which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating.

At January 1, 2019, the Company recognized Lease ROU Assets and Lease Liabilities, principally for its office space leases, in which it is the lessee, on the Consolidated Balance Sheets. (See Note 9. Leases)

(t) Recently Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, the Company will be required to use a new forward looking “expected loss” model that will replace the current “incurred loss” model and generally will result in the earlier recognition for losses. The Company is required to adjust this new guidance effective January 1, 2020. The Company is reviewing the pronouncement of the new standard and currently does not expect a material effect on its consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

Note 3. Significant Risks and Uncertainties

The Company is subject to risks common to emerging medical device companies, including uncertainties related to commercialization of products and failing to secure additional funding.

The Company has experienced significant net losses, and it expects to continue to incur losses for the near future as it operates its sales and marketing infrastructure, increases market acceptance of its gammaCore therapy for the acute treatment of episodic cluster headache, or eCH, the prevention of cluster headache, and the preventive and acute treatment of migraine, and fund its research and development activities. The Company has never been profitable and has incurred net losses in each year since its inception.

The Company incurred net losses of $45.1 million and $55.8 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, its accumulated deficit was $83.5 million.

The Company’s expected cash requirements for 2020 and beyond are based on the commercialization success of its products and its ability to reduce operating expenses. There are significant risks and uncertainties as to its ability to achieve these operating results, including as a result of the potential adverse impact on its business from the COVID-19 pandemic. Due to these risks and uncertainties, the Company may need to reduce its activities significantly more than in its current operating plan and cash flow projections assume in order to fund its operations to the end of 2020. There can be no assurance that the Company will have sufficient cash flow and liquidity to fund its planned activities, which could force it to significantly reduce or curtail our activities and, ultimately, potentially cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Even if the Company is not required to curtail its activities sooner, its  ability to execute its operating plan beyond 2020 depends on its ability to increase revenue, reduce operating expenses and obtain additional funding through the sale of equity and or debt securities, a strategic transaction or otherwise. There is no assurance that the Company will generate sufficient funding through its operating results or sale of securities, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 4. Revenue Recognition

Geographical Market Net Sales

The following table presents net sales disaggregated by geographic area:

	Year ended December 31,
	2019	2018
Geographic Market
United States	$1,605,814	$619,772
United Kingdom	665,627	300,091
Germany	102,427	53,784
Other	16,411	19,306
Total Net Sales	$2,390,279	$992,953

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

Revenue is measured based on the consideration that the Company expects to receive in exchange for gammaCore, which represents the transaction price.  The transaction price includes the fixed per-unit price of the product and variable consideration in the form of trade credits, vouchers, rebates, and co-payment assistance. The per-unit price is based on the

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

Company’s established wholesale acquisition cost less a contractually agreed upon distributor discount with the customer. Any reserves based on estimated rebates with private payers was determined to be immaterial.

Trade credits are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience.

From February 2018 to mid-July 2018, the Company had a voucher program under which vouchers were issued to physicians to provide new patients with free therapy (i.e., one gammaCore device) by delivering non-voucher units for free therapy. The transaction price of the non-voucher units redeemed and estimated to be redeemed was recognized as contra-revenue. The cost to produce these units, in addition to any processing fees, are included as promotional expenses in selling, general, and administrative expense. After mid-July 2018, the Company modified its voucher program to provide its distributor with gammaCore and gammaCore Sapphire promotional units at no charge (“voucher units”). The voucher units have a distinct product item number to be used for the voucher program. The costs to produce these voucher units given to patients under the voucher program are recognized in promotional expense.

In October 2018, the Company launched its Partners for Coverage program that allows eligible commercial insurance patients uninterrupted access to gammaCore for up to two months while insurance coverage is being pursued. In February 2019, this program was modified to provide therapy to patients for up to 12 months while insurance coverage is being pursued. In December 2019, the Company terminated this program.

In addition, reimbursement for co-payments made by patients under the co-payment assistance program is considered variable consideration. Beginning in February 2019, eligible patients could receive a reduction of up to $300 from the cost of co-payments for the first month of therapy and a reduction of up to $250 from the cost of each refill for a maximum of 12 months. For the years ended December 31, 2019 and 2018, net sales reflect a reduction for the reduced cost of therapy under the co-payment assistance program. The calculation of the accrual is based on an estimate of claims and the cost per claim that the Company expects to incur associated with inventory that exists in the distribution channel at period end.

Effective March 1, 2020, the amount of monthly co-payment assistance has been reduced to a maximum of $100 per prescription.

Managed care rebates represent our estimated obligations to pharmacy benefit managers. Rebate accruals are recognized in the same period the related revenue is recognized. Gross to net accruals based on estimated rebates were determined to be    de minimis.

Contract Balances

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Accordingly, under ASC 606, the Company’s contracts with customers did not give rise to contract assets or liabilities during the year ended December 31, 2019 and 2018.

Agreed upon payment terms with customers are within 120 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

The Company earns a significant amount of its revenue in the U.S. from the Veterans Administration and Department of Defense pursuant to its qualifying contract under the Federal Supply Schedule and open market sales to individual VA facilities and in the U.K. under the National Health Service.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

Note 5. Cash, Cash Equivalents and Marketable Securities

The following tables summarizes the Company’s cash, cash equivalents and marketable securities as of December 31, 2019 and 2018.

As of December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$13,564,252	$—	$(461)	$13,563,791

U.S. Treasury Bonds	10,494,539	811	—	10,495,350
Total marketable securities	$10,494,539	$811	$—	$10,495,350

Total cash, cash equivalents and marketable securities	$24,058,791	$811	$(461)	$24,059,141

As of December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$7,600,284	$—	$—	$7,600,284

Corporate Debt Securities	$18,961,145	$—	$(25,888)	$18,935,257
Commercial Paper	6,970,867	—	(4,927)	6,965,940
U.S. Treasury Bonds	35,074,005	—	(12,115)	35,061,890
Total marketable securities	$61,006,017	$—	$(42,930)	$60,963,087

Total cash, cash equivalents and marketable securities	$68,606,301	$—	$(42,930)	$68,563,371

The Company’s U.S. treasury bonds mature within one year.

Note 6. Fair Value Measurements

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
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

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
December 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$13,563,791	$13,563,791	$—	$—
Marketable Securities:
U.S. Treasury Bonds	10,495,350	10,495,350	—	—
Total	$24,059,141	$24,059,141	$—	$—

December 31, 2018
Assets
Cash and cash equivalents	$7,600,284	$7,600,284	$—	$—
Marketable Securities:
Corporate Debt Securities	18,935,257	18,935,257	—	—
Commercial Paper	6,965,940	6,965,940	—	—
U.S. Treasury Bonds	35,061,890	35,061,890	—	—
Total	$68,563,371	$68,563,371	$—	$—

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2019 and 2018. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.

Note 7.  Inventory

As of December 31, 2019 and 2018, inventories consisted of the following:

	December 31,
	2019	2018
Raw materials	$1,065,345	$821,704
Work in process	5,314,763	951,695
Finished Goods	531,064	176,003
Total Inventory	6,911,172	1,949,402
Less: noncurrent inventory	6,020,180	—
Total current inventory	$890,992	$1,949,402

As of December 31, 2019, the Company reserved $287,544 for obsolete inventory. As of December 31, 2018, the Company determined that raw materials of $147,450 became obsolete due to the development of new product technology. The 2019 charge was recorded in cost of goods sold, and the 2018 charge was recorded in selling, general, and administrative expense.

Noncurrent inventory is comprised of approximately $1 million of raw materials and $5 million of work in process.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

Note 8. Property and Equipment, Net

Property and equipment, net, as of December 31, 2019 and 2018 consisted of the following:

	December 31.
	2019	2018
Machinery and equipment	$393,154	$424,146
Furniture and fixture	310,820	286,268
Computer equipment and software	20,783	20,783
Leasehold improvements	8,880	—
Property and equipment - gross	733,637	731,197
Less: accumulated depreciation	(388,401)	(350,293)
Property and equipment, net	$345,236	$380,904

During the year ended December 31, 2019, $70,639 of fully depreciated laboratory and production equipment, and office furniture were written off. During the year ended December 31, 2018, $295,384 of fully depreciated assets in the Company’s Bermuda subsidiary and Australian affiliate were written off. Depreciation expense for the years ended December 31, 2019 and 2018 was $108,546 and $66,663, respectively.

Note 9.  Leases

The Company implemented FASB ASU 2016-02, Leases (Topic 842), which required lessees to recognize most leases on its balance sheet effective January 1, 2019.  The Company recognized $3.9 million of right of use assets for leases for office, manufacturing and warehouse space and office equipment.  The Company also recognized $4.2 million for lease liabilities.  The Company has elected not to recognize right of use assets and lease liabilities for short term leases, i.e., leases with a noncancelable period of 12 months or less.

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

For the years ended December 31, 2019 and 2018, the Company recognized lease expense of $787,952 and $496,055, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

The tables below provide the details of the right of use assets and lease liabilities:

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

Supplemental Balance Sheet Information for Operating Leases:

December 31, 2019
Operating leases:
Operating lease right of use assets	$1,430,641
Operating lease liabilities:
Current portion of operating lease liabilities	486,445
Noncurrent operating lease liabilities	1,419,880
Total operating lease liabilities	$1,906,325
Weighted average remaining lease term (in years)	5.9
Weighted average discount rate	13.75%

Supplemental Statement of Cash Flows Information for Operating Leases:

For the year ended December 31, 2019
Noncash lease expense	315,458
Change in operating lease liabilities	(257,678)

Future minimum lease payments under non-cancellable operating leases as of December 31, 2019:

Financial year
2020	$712,076
2021	690,358
2022	337,254
2023	142,892
2024	146,044
2025 and thereafter	676,260
Total future minimum lease payments	2,704,884
Less: Amounts representing interest	(798,559)
Total	$1,906,325

Total lease expense, in accordance with the superseded lease standard was $496,055 for 2018. Future minimum lease payments under non-cancellable operating leases as of December 31, 2018 were as follows:

Financial year
2019	$576,743
2020	714,616
2021	692,893
2022	737,324
2023 and thereafter	3,696,796
Total	$6,418,372

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

Note 10. Cloud Computing Arrangement

In 2018, the Company entered into a contract to obtain a cloud computing arrangement (“CCA”).  In accordance with ASU 2018-15, the implementation costs incurred in the CCA were deferred and recognized as other assets and are being amortized to expense over the noncancelable term of the arrangement. The Company capitalized $826,918 in CCA costs for the year ended December 31, 2019 and $395,404 in 2018. The implementation of this CCA was completed on June 30, 2019. Beginning July 1, 2019, the Company went live with the cloud computing Enterprise Resource Planning system and all future related costs are expensed as incurred. In July 2019, the Company began amortizing the related deferred costs over the remaining period of the noncancelable arrangement. Amortization costs for the year ended December 31, 2019 were $141,037.

Note 11. Accrued Expenses

Accrued expenses as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Accrued professional fees	$1,255,494	$1,273,249
Accrued bonuses	804,082	2,152,264
Other accrued expenses	1,277,803	948,588
	$3,337,379	$4,374,101

Note 12.  Note Payable

On July 1, 2019, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (“the Agreement”). The Agreement provides for a single borrowing by the Company of $807,347, with a seven-month term, and an annual interest rate of 2.99%. The proceeds from this transaction were used to partially fund the premiums due under some of the Company’s insurance policies. The amounts payable are secured by the Company’s rights under such policies. At December 31, 2019, the remaining balance is $111,878 and during the year ended December 31, 2019, the Company recognized $3,457 in interest expense. The balance was fully paid as of January 2020.

Note 13.  Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to electroCore, Inc. by the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing net loss available to electroCore, Inc. by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Restricted stock awards and units, and stock options have not been included in the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect.

As described in Note 14, Corporate Conversion and Equity, on June 21, 2018, electroCore, Inc. completed a Corporate Conversion as well as its initial public offering to, among other things, provide for a single class of common stock of electroCore, Inc., in exchange for the previous convertible preferred units and common units of the Company.  This conversion changed the relative ownership of electroCore, Inc. such that retroactive application of the conversion to periods prior to the IPO for the purposes of calculating loss per share would not be meaningful. Net loss attributable to electroCore, Inc. subsidiaries and affiliate for the year ended December 31, 2018 of $1.19 per share includes the loss attributable to the period June 21, 2018 to December 31, 2018 and is based on the number of days in which the shares were outstanding during the period June 21, 2018 to December 31, 2018.

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	December 31,
	2019	2018
Outstanding stock options	3,131,266	2,228,904
Nonvested restricted stock and unit awards	1,368,998	265,569
Stock purchase warrants	62,181	—

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

Note 14.  Corporate Conversion and Equity

On June 21, 2018, the Company completed the Corporate Conversion.  Pursuant to the certificate of incorporation effected in connection with the Corporate Conversion, the Company’s authorized capital stock consists of 500 million shares of common stock, par value $0.001 per share and 10 million shares of preferred stock, par value $0.001 per share.  As a result of this conversion and related initial public offering, 29,450,035 shares of common stock and zero shares of preferred stock were issued.  On June 22, 2018, the common stock began trading on the Nasdaq Global Market under the symbol “ECOR”.  Prior to the Corporate Conversion of the Company, the Operating Agreement permitted the issuance of four classes of Units - Series A Preferred Units, Series B Preferred Units, Series B-1 Preferred Units and Common Units. Except as otherwise provided in the Operating Agreement, each member was entitled to one vote for each Unit held and the Units of all classes and series voted together as a single class on all matters (on an as converted to common unit basis).

Upon the Corporate Conversion, all Units were converted into an aggregate of 23,470,035 shares of common stock and options to purchase 2,141,748 shares of common stock as follows:

•

holders of Common Units, other than Common Units that were originally issued as “profits interests” (as such term is used for purposes of the Internal Revenue Code) (“Profits Interests”) received an aggregate of 12,099,280 shares of common stock;

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

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

Series B Preferred Units

In 2017, the Company entered into a Series B Preferred Unit Purchase Agreement with multiple investors, including Core Ventures II, LLC and Merck Global Health Innovation Fund. Under the terms of the Purchase Agreement, as amended, through December 31, 2017, the Company received cash proceeds of $46,911,300 and converted $26,718,910 of outstanding promissory notes (the “Bridge Notes”) and related accrued and unpaid interest for an aggregate amount of $73,630,210 (inclusive of amounts mentioned in Note 17 related to conversion of Bridge Notes and related accrued and unpaid interest) through the sale of Series B Preferred Units at an initial closing and several additional closings.

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

As of June 21, 2018, the Series B warrants that were issued to purchasers of the Bridge Notes were converted to (i) warrants to purchase 429,948 shares of common stock at an exercise price of $12.60 per share (see Note 17) and (ii) the Series B Preferred warrants that were issued to financial advisors were converted into warrants to purchase 101,119 shares of common stock at an exercise price of $12.60 per share.

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

Note 16. Income Taxes

The provision for income taxes for the years ended December 31, 2019 and 2018 related to foreign taxes and state minimum taxes. The Company has incurred operating losses since inception in the US. Prior to the Corporate Conversion on June 21, 2018, the Company was a limited liability company in the United States, which is treated as a flow-through entity for Federal and state income tax purposes. Accordingly, the Company was not subject to U.S. income taxes until its conversion.

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision for the years ended December 31, 2019 and 2018 is as follows:

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

	Year ended December 31,
	2019	2018
Statutory rate	21.0%	21.0%
State tax expected (recovery), net of federal benefit	6.7%	2.6%
Nondeductible expenses	(0.13)%	(2.9)%
Loss incurred as pass-through	—%	(7.9)%
Change in valuation allowance for deferred tax assets	(27.6)%	(12.8)%
Provision for income taxes	(0.04)%	—%

The net change in the valuation allowance was an increase of $12.4 million.

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates are as follows:

	Year ended December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$18,883,686	$7,578,570
Accrued expenses	796,849	735,910
Intangibles	355,288	290,098
Inventory	78,206	66,935
Deferred rent	—	65,574
Charitable contributions	19,028	10,602
R&D credit	394,981	—
Lease liabilities	518,480	—
Stock compensation	750,449	—
Deferred tax assets	21,796,967	8,747,689
Less valuation allowance	(21,171,967)	(8,722,389)
Total deferred tax assets	625,000	25,300
Fixed assets	(15,222)	(25,300)
Prepaid expenses	(220,673)	—
Right of use asset	(389,105)	—
Total deferred tax liabilities	(625,000)	(25,300)
Deferred tax assets, net	$—	$—

As of December 31, 2019 and 2018, the Company had accumulated non-capital losses totaling $3.5 and $3.7 million, respectively, in Germany which can be carried forward indefinitely, and net operating losses of $65.7 and $24.6 million respectively, in the U.S. (federal and state), which may be available to carry forward and offset future years’ taxable income. U.S. federal losses can be carried forward indefinitely, and state losses expire in various amounts beginning in 2026.

However, the NOL carryforwards may be, or become subject to, an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. If and when the Company utilizes the NOL carryforwards in a future period, it will perform an analysis to determine the effect, if any, of these loss limitation rules on the NOL carryforward balances.

Domestic and foreign components of loss before provision for income taxes is as follows:

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

	December 31, 2019	December 31, 2018
Domestic	$(43,661,897)	$(55,268,310)
Foreign	(1,468,287)	(494,714)
Total	$(45,130,184)	$(55,763,024)

The income tax provision from continuing operations contains the following components:

	December 31, 2019	December 31, 2018
Federal	$—	$—
State	$7,712	$2,431
Foreign	$9,987	$—
Total current	17,699	2,431

Total deferred	—	—
Total income tax expense/(benefit)	$17,699	$2,431

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

As of December 31, 2019, the Company does not have an accrual relating to uncertain tax positions. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Note 17.  Warrant Liability

During the period ended June 30, 2017, the Company issued bridge notes together with associated warrants (“Bridge Note Warrants”).  Since the Bridge Note Warrants entitled the holders to purchase securities in the qualified equity round at the purchase price payable for the related equity securities, the exercise price of the warrants was undetermined at the time of their issuance. Also, because the terms of redemption of the Series B Preferred Units were unknown at the time of their issuance as well as the deemed liquidation terms, the warrant liability was recorded at fair value and marked to market.  The valuation of the warrant liability was determined using Level 3 inputs. In connection with the bridge note closings, at the time of the qualified equity round, the Company issued 7,739,092 Bridge Note Warrants all of which were outstanding as of March 31, 2018.  At the time of the Corporate Conversion, these warrants were converted to warrants to purchase 429,948 shares of common stock at an exercise price of $12.60 and were reclassified to equity upon the determination that they no longer met the criteria to be classified as liabilities.

Note 18.  Stock Compensation and Unit-Based Compensation

The issuance of common stock and options to purchase common stock to prior holders of Profits Interests in connection with the Corporate Conversion was accounted for as a type-1 modification of the old awards. Under the previous LLC structure, in connection with employment and service provider agreements, the Company granted Units that constitute profits interests for income tax purposes to grantees pursuant to Unit Forfeiture Agreements, subject to certain restrictions defined in each such agreement. The Company maintained a Unit award account for each of the grantees. Generally, the Units vested 25% on the one-year anniversary of the employment start date or agreement date and the balance ratably per quarter thereafter over an additional three-year period. After the restrictions lapsed, the grantees became fully vested in such Units. In 2018, the Company granted 19,447,218 Units to its employees, of which 110,354 were forfeited immediately prior to the Corporate Conversion.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

In connection with the Corporate Conversion, 62,765,605 Units (outstanding immediately prior to the IPO) were converted, in the aggregate, into (i) 1,345,231 shares of common stock, and (ii) with respect to Units held by current employees and consultants at the time of the conversion, options to purchase 2,141,748 shares of electroCore, Inc. common stock at an exercise price of $15.00 per share.

The number of shares of common stock and the number of options issued for the outstanding units were determined based upon the appreciation in value of the Company after the date of Unit grant through the completion of the IPO.

The number of shares of common stock issued for each Unit (the "Conversion Shares") was equal to (x) the percentage of the capital account balance associated with such Unit as it related to the total value of the Company at the IPO pre-money valuation, divided by (y) the percentage interest in the Company represented by such Unit based on the total outstanding Units in the Company immediately prior to the IPO, multiplied by (z) the total number of Units represented by the applicable Profits Interest. Of the shares of common stock issued for the Units, 1,157,139 vested immediately, 188,092 vested January 1, 2019, and the balance vesting over the next succeeding 10 calendar quarters. The Company accounts for the 1,345,231 shares of common stock as restricted stock awards as reflected in the table below. As of December 31, 2018, the total number of restricted shares outstanding was 185,571 as 2,521 share awards were forfeited and no further share awards were granted in 2018.

The number of options issued in respect of each Unit was equal to (i) the total number of Units represented by such Profits Interest prior to the corporate conversion minus (ii) the Conversion Shares issued in respect of such Profits Interest. Of the options issued for the Units, 228,954 vested 100% on January 1, 2019, 1,912,797 vested 25% on January 1, 2019, and the balance vesting over the next succeeding 14 calendar quarters. The options have an exercise price of $15.00 per share.

Stock compensation expense for the Profits Interests not recognized prior to the Corporate Conversion was $2.8 million. This expense was allocated to the common stock and options to purchase common stock awards based on their relative fair value on the date of the IPO. For the common stock awards that vested at the time of issuance, the Company recognized $1.2 million immediately. At the time of issuance of stock compensation expense for the common stock awards and the options to purchase common stock that did not vest immediately totaled, $0.2 million and $1.4 million, respectively, and is being amortized over the respective vesting periods.

The incremental stock compensation expensed due to the modification was $7.8 million. This expense was allocated to the common stock and the options to purchase common stock based on their fair value on the date of the awards.  For the common stock that vested at the time of issuance, the Company recognized $3.8 million. For the common stock awards and the options to purchase common stock that did not vest immediately, the Company will recognize $0.4 million and $3.6 million, respectively, over the respective vesting periods.

On June 21, 2018, the Company adopted the 2018 Omnibus Equity Incentive Plan (“Plan”). This plan reserved 6.2 million shares with an increase to be added annually beginning in 2019 through 2028 up to 4% of the total number of shares of common stock issued and outstanding on a fully diluted basis as of the end of the immediately preceding fiscal year, providing that the aggregate number of additional shares shall not exceed a total of 45 million shares, and a maximum of 40 million shares pursuant to the exercise of stock options. Effective January 1, 2019, the amount of shares reserved under the Plan was increased to approximately 6.9 million. The Company’s policy is to issue new shares of its common stock upon the exercise of stock options, new grants of restricted stock awards, and settlement of restricted stock units. Stock options issued under the plan have a contractual life of 10 years and are generally forfeited upon separation from the Company. The options issued in conjunction with the Corporate Conversion were issued under this Plan. At December 31, 2019 there were approximately 2,120,000 shares available to be awarded under the Plan.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

The following table presents a summary of stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	2,228,904	$14.89	9.5	*
Granted	2,146,699	4.68
Exercised	—	—
Cancelled	(1,244,337)	13.34
Outstanding, December 31, 2019	3,131,266	$8.53	8.9	*
Exercisable, December 31, 2019	1,348,994	$11.99	8.6	*

* de minimis

The intrinsic value is calculated as the difference between the fair market value at December 31, 2019 and the exercise price per share of the stock options. The fair market value per share of common stock as of December 31, 2019 was $1.59. In general, option awards granted to employees and consultants vest over four years.

The following table provides additional information about stock options that are outstanding and exercisable at December 31, 2019:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Options Exercisable
$1.40 - $2.50	1,019,495	9.7	95,635
$2.51 - $7.52	647,629	9.2	324,900
$7.53 - $15.00	1,464,142	8.6	928,459

The following table presents a summary of restricted stock awards granted:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2018	185,571	$15.00
Granted	204,088	6.88
Vested	(139,473)	14.25
Cancelled	(122,681)	9.27
Nonvested, December 31, 2019	127,505	$8.09

In general, restricted stock awards granted to employees and consultants in 2019 vest over 4 years.

The following table presents a summary of restricted and deferred stock units (“Stock Units”) granted:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2018	79,998	$15.00
Granted	1,566,205	2.47
Vested	(274,939)	4.62
Cancelled	(129,771)	1.90
Nonvested, December 31, 2019	1,241,493	$2.86

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

In general, Stock Units awarded to employees and consultants vest over two years.

Immediately following the Company’s annual meeting of stockholders, the Company generally grants each non-employee director an equity award that vests over a 12-month period. Upon a non-employee director’s initial appointment or election to the board of directors, the Company grants such non-employee director an equity award subject to vesting as determined by the board of directors.

For the years ended December 31, 2019 and 2018, stock compensation expense reported as a component of selling, general and administrative expense was $2.7 million and $4.6 million, respectively. For the same period, stock compensation expense reported as a component of research and development expense was $1.1 million and $2.8 million, respectively. For the years ended December 31, 2019 and 2018, stock compensation expense reported as a component of cost of goods sold was $0.1 million and $0.2 million respectively. Total unrecognized compensation cost related to equity awards as of December 31, 2019 was $7.9 million and is expected to be recognized over the next 3 years.

Valuation Information for Stock-Based Compensation

The fair value of each stock option award granted was estimated on the date of grant using the Black-Scholes model. Expected volatility was based on historical volatility of the Company’s common stock. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembles the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the periods presented were:

	2019	2018
Fair value at grant date	$3.39	$2.50
Expected volatility	95.9%	70.9%
Risk-free interest rate	2.1%	2.7%
Expected holding period, in years	5.9	5.9
Dividend yield	—	—

The fair value of restricted stock awards and restricted stock units is the market close price of the Company’s common stock on the trading day immediately preceding the date of grant.

Employee Stock Purchase Plan

Effective January 1, 2019, the Company adopted the 2019 Employee Stock Purchase Plan. The plan, which was terminated effective January 1, 2020, provided eligible employee of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The maximum number of shares reserved for delivery under the plan was 300,000 shares, plus an annual increase not to exceed an aggregate of 4,500,000 shares over the life of the plan.

The weighted average assumptions used in the Black-Scholes valuation of the fair value of the discount for the year ended December 31, 2019 were:

2019
Fair value at grant date	$0.75
Expected volatility	169%
Risk-free interest rate	2.3%
Expected holding period	6 months
Dividend yield	—

Note 19.  Employee Benefit Plan

The Company has a defined contribution 401(k) profit sharing plan which covers all employees. Employees are eligible upon date of hire. Employee contributions are voluntary and are based on specific percentages of compensation, which may not

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

exceed maximum amounts established by Internal Revenue Code. Employer contributions are discretionary. There were no employer contributions for the years ended December 31, 2019 and 2018.

Note 20.  Commitments and Contingencies

Stockholders Litigation

On July 8, 2019 and August 1, 2019, purported stockholders of the Company served putative class action lawsuits in the Superior Court of New Jersey for Somerset County, captioned Paul Kuehl vs. electroCore, Inc., et al., Docket No. SOM-L 000876-19 and Shirley Stone vs. electroCore, Inc., et al., Docket No. SOM-L 001007-19, respectively. In addition to the Company, the defendants include present and past directors and officers, Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for its IPO; and two of the Company’s stockholders. On August 15, 2019, the Superior Court entered an order consolidating the Kuehl and Stone actions, which are proceeding under Docket No. SOM-L 000876-19. Each plaintiff was appointed a co-lead plaintiff. The plaintiffs filed a consolidated amended complaint, which sought certification of a class of stockholders who purchased common stock in the IPO or whose purchases are traceable to that offering. The consolidated amended complaint alleged that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act with respect to the registration statement and related prospectus for the IPO. The complaint sought unspecified compensatory damages, interest, costs and attorneys’ fees. On October 31, 2019, the Company filed a motion to dismiss the complaint or in the alternative to stay the action in favor of the pending federal action (discussed below). On February 21, 2020 the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On March 2, 2020 the court entered an amended order dismissing the consolidated amended complaint with prejudice. On March 27, 2020, the plaintiffs filed a notice of appeal with the N.J. Superior Court – Appellate Division.

On September 26, 2019 and October 31, 2019, purported stockholders of the Company served putative class action lawsuits in the United States District Court for the District of New Jersey captioned Allyn Turnofsky vs. electroCore, Inc., et al., Case 3:19-cv-18400, and Priewe vs. electroCore, Inc., et al., Case 1:19-cv-19653, respectively. In addition to the Company, the defendants include present and past directors and officers, and Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for the IPO. The plaintiffs each seek to represent a class of stockholders who (i) purchased the Company’s common stock in the IPO or whose purchases are traceable to the IPO, or (ii) who purchased common stock between the IPO and September 25, 2019. The complaints each allege that the defendants violated Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, with respect to (i) the registration statement and related prospectus for the IPO, and (ii) certain post-IPO disclosures filed with the SEC. The complaints seek unspecified compensatory damages, interest, costs and attorneys’ fees.

In the Turnofsky case, several plaintiffs and their counsel are engaged in motion practice to select a lead plaintiff and lead plaintiff’s counsel. Briefing is complete on the motions, but the court has not yet ruled. On February 19, 2020, the Priewe case was voluntarily dismissed.

The Company intends to continue to vigorously defend itself in these matters. However, in light of, among other things, the preliminary stage of these litigation matters, the Company is unable to determine the reasonable probability of loss or a range of potential loss. Accordingly, the Company has not established an accrual for potential losses, if any, that could result from any unfavorable outcome, and there can be no assurance that these litigation matters will not result in substantial defense costs and/or judgments or settlements that could adversely affect the Company’s financial condition.

The Company expenses associated legal fees in the period they are incurred.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

Settlement Agreement

In January 2019, the Company settled a dispute with one of its former advisors, Madison Global Partners, who had filed a complaint against us in the Supreme Court of the State of New York, County of New York (Index No. 652329/2018) as previously reported. As part of that settlement, the Company paid Madison Global $325,000 and issued to Madison Global and its representatives warrants to purchase in the aggregate 62,181 shares of Company common stock at prices ranging from $5.68 per share to $12.60 per share. Substantially all such amounts were accrued in prior accounting periods. The warrants issued are shown in the following table:

# Warrants	Exercise Price	Expiration Date
8,576	$8.86	April 1, 2021
22,253	$5.68	March 30, 2022
17,066	$12.60	June 30, 2022
14,286	$12.60	August 31, 2022

Claim from Lifehealthcare Pty Ltd.

The Company was party to a joint venture arrangement (“JV Arrangement”) in Australia with Lifehealthcare Pty Ltd (“LHP”). In 2017, the parties agreed to terminate the JV Arrangement. In March 2019, the Company received a letter from LHP alleging certain breaches by the Company under the JV Arrangement, primarily arising out of the Company’s alleged failure to notify LHP of the Company’s IPO. The Company strongly disputes these allegations and notified LHP in writing in April 2019 of its position on this matter and its intent to vigorously defend itself against these claims. The Company has received no further communications from LHP since that time. Although no assurance can be given that LHP will not pursue this matter further, the financial impact, if any, in connection with any potential resolution of this matter is not expected to be material.

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for its clinical trials, contract manufacturing organizations for the manufacture and supply of its clinical and commercial product needs and other vendors for other research and development and commercial activities, as well as services and products for operating purposes. The Company’s agreements generally provide for termination with notice. Such agreements that are cancelable contracts are not included as purchase commitments. The Company has included as purchase obligations its commitments under agreements to the extent they are quantifiable and are not cancelable.  The Company has purchase obligations of approximately $1.7 million as of December 31, 2019.

Note 21.  Restructuring Charges and Other Severance Related Charges

Restructuring charges

On May 29, 2019, the Company announced significant adjustments to the deployment of personnel and resources across the organization. The effort was intended to focus the Company on currently available and near-term revenue opportunities and on clinical programs specifically designed to expand the gammaCore product labeling. To achieve this goal, the Company reduced the size of its organizational structure, including its field sales force and clinical operations.

The costs associated with this initiative primarily represent severance and other costs associated with employee terminations, the majority of which have been settled in cash, and totaled approximately $1,050,000. In June 2019, as part of this process, the Company formally communicated the termination of employment to 32 employees, and as of September 30, 2019, the Company had terminated all of these employees. As of December 31, 2019, the Company has paid all obligations related to the restructuring charges.

Other Severance Related Charges

Officer Separation Costs

On June 10, 2019, Frank Amato, the Company’s former Chief Executive Officer, offered his resignation. The Company entered into a Separation Agreement with Mr. Amato, pursuant to which he remained as Chief Executive Officer and a

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

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

Since Mr. Amato provided substantial services to the Company, the Company recognized all costs related to the Separation Agreement over the period from June 10, 2019 to September 30, 2019. In connection with the Separation Agreement, the Company recorded a cash charge of $800,000 for the year ended December 31, 2019.

Additional Executive Separation Costs

Effective July 31, 2019, the Company entered into a Separation Agreement with a former officer. Pursuant to the agreement, a severance payment of $147,500 was recognized and is to be paid evenly over the subsequent six months. As of December 31, 2019, the remaining balance of approximately $25,000 has been accrued.

Note 22.  Subsequent Events

Stock Purchase Agreement with Lincoln Park

On March 27, 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement pursuant to which the Company has the right to sell to Lincoln Park shares of common stock having an aggregate value of up to $25,000,000, subject to certain significant limitations of the amount and timing of any such sales due to terms and conditions set forth in the purchase agreement.

In consideration for entering into the purchase agreement with Lincoln Park, the Company issued an aggregate of 461,676 shares of common stock to Lincoln Park as a commitment fee. In addition, the Company shall issue to Lincoln Park up to an aggregate of 230,838 additional shares of common stock as a further commitment fee based on a pro-rata percentage of the first $5,000,000 of shares of common stock issued to Lincoln Park under the Purchase Agreement as Purchase Shares (as such term is defined in the purchase agreement with Lincoln Park). The Company will not receive any cash proceeds from the issuance of any of the foregoing commitment shares.

The net proceeds under the purchase agreement to the Company will depend on the frequency and prices at which shares of common stock are sold to Lincoln Park. Actual sales of shares of common stock to Lincoln Park under the purchase agreement and the amount of such net proceeds will depend on a variety of factors, including market conditions, the trading price of the common stock and determinations by the Company as to other available and appropriate sources of funding for the Company. The Company expects to use the proceeds from this agreement for general corporate purposes and working capital.

Changes to Board of Directors

On March 26, 2020, the Company announced the appointments of three new independent members to its Board of Directors effective April 2, 2020. The newly appointed board members are John Gandolfo, Thomas Patton and Peter Cuneo. The Company also announced that current Board members Nick Colucci and Jim Tullis will be stepping down from the Board prior to the Company’s annual meeting of stockholders that is expected to be held in June 2020. Chairman Carrie S. Cox is stepping down from the Board on April 1, 2020 and will be succeeded in that role by independent Board member Michael G. Atieh.