Form 10-Q
period 2020-03-31
electroCore, Inc.
filed 2020-05-15
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

As of May 13, 2020, the registrant had 35,851,990 shares of common stock outstanding.

REFERENCES TO ELECTROCORE

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to the “Company,” “electroCore,” “we,” “us” and “our” refer to electroCore, Inc. a Delaware corporation, and its subsidiaries and affiliate.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) risks and uncertainties related to the impact of the COVID-19 pandemic on general political and economic conditions, including as a result of efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and third-party business closures and resource allocations, manufacturing and supply chains and patient access to commercial products; our ability to execute our business continuity as well as our operational and budget plans in light of the COVID-19 pandemic, and (ii) those included in our Annual Report on Form 10-K dated December 31, 2019, filed with the SEC described under “Risk Factors” and in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and elsewhere in this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,620,496	$13,563,791
Marketable securities	—	10,495,350
Accounts receivable, net	272,044	496,140
Inventories, net	664,371	890,992
Prepaid expenses and other current assets	838,735	1,087,111
Total current assets	17,395,646	26,533,384
Inventories, non-current	6,247,439	6,020,180
Property and equipment, net	316,706	345,236
Operating lease right of use assets	1,336,508	1,430,641
Other assets	1,067,965	1,132,238
Total assets	$26,364,264	$35,461,679
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,646,414	$5,208,979
Accrued expenses	3,186,324	3,337,379
Note payable	—	111,878
Current portion of operating lease liabilities	514,917	486,445
Total current liabilities	7,347,655	9,144,681
Noncurrent liabilities:
Operating lease liabilities	1,282,827	1,419,880
Total liabilities	8,630,482	10,564,561
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at March 31, 2020 and December 31, 2019; 0 issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at March 31, 2020 and December 31, 2019; 30,421,427 issued and outstanding at March 31, 2020 and 29,835,183 shares issued and outstanding at December 31, 2019	30,422	29,835
Additional paid-in capital	108,496,344	107,752,066
Accumulated deficit	(91,438,447)	(83,479,098)
Accumulated other comprehensive income/(loss)	9,853	(41,295)
Total stockholders' equity	17,098,172	24,261,508
Noncontrolling interest	635,610	635,610
Total equity	17,733,782	24,897,118
Total liabilities and stockholders' equity	$26,364,264	$35,461,679

See accompanying notes to unaudited consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2020	2019
Net sales	$733,771	$409,601
Cost of goods sold	298,115	157,791
Gross profit	435,656	251,810
Operating expenses:
Research and development	1,523,114	3,459,823
Selling, general and administrative	6,560,726	11,002,999
Restructuring and other severance related charges	365,000	—
Total operating expenses	8,448,840	14,462,822
Loss from operations	(8,013,184)	(14,211,012)
Other (income)/expense
Interest and other income, net	(62,976)	(366,174)
Other expense	9,141	16,692
Total other (income)/expense	(53,835)	(349,482)
Loss before income taxes	(7,959,349)	(13,861,530)
Provision for income taxes	—	—
Net loss from operations	$(7,959,349)	$(13,861,530)
Net loss per share of common stock - Basic and Diluted (see Note 14)	$(0.27)	$(0.47)
Weighted average common shares outstanding - Basic and Diluted (see Note 14)	29,774,226	29,319,318

See accompanying notes to unaudited consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2020	2019
Net loss from operations	$(7,959,349)	$(13,861,530)
Other comprehensive income:
Foreign currency translation adjustment	45,322	43,575
Unrealized gains on securities, net of taxes as applicable	5,826	40,138
Other comprehensive income	51,148	83,713
Comprehensive loss	$(7,908,201)	$(13,777,817)

See accompanying notes to unaudited consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common		Additional		Accumulated other	Total
	Stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	Total
	Shares	Amount	capital	deficit	income	equity	interest	equity
Balances as of December 31, 2018	29,450,035	$29,450	$103,791,013	$(38,331,215)	$60,843	65,550,091	$635,610	$66,185,701
Net loss	—	—	—	(13,861,530)	—	(13,861,530)	—	(13,861,530)
Other comprehensive income	—	—	—	—	83,713	83,713	—	83,713
Issuance of warrants in settlement of lawsuit	—	—	16,692	—	—	16,692	—	16,692
Issuance of stock related to employee compensation plans, net of forfeitures	183,205	183	(183)	—	—	—	—	—
Stock based compensation	—	—	744,032	—	—	744,032	—	744,032
Balances as of March 31, 2019	29,633,240	$29,633	$104,551,554	$(52,192,745)	$144,556	$52,532,998	$635,610	$53,168,608

Balances as of December 31, 2019	29,835,183	$29,835	$107,752,066	$(83,479,098)	$(41,295)	$24,261,508	$635,610	$24,897,118
Net loss	—	—	—	(7,959,349)	—	(7,959,349)	—	(7,959,349)
Other comprehensive income	—	—	—	—	51,148	51,148	—	51,148
Equity financing commitment fee*	461,676	462	(462)	—	—	—	—	—
Issuance of stock related to employee compensation plans, net of forfeitures	124,568	125	(125)	—	—	—	—	—
Share based compensation	—	—	744,865	—	—	744,865	—	744,865
Balances as of March 31, 2020	30,421,427	$30,422	$108,496,344	$(91,438,447)	$9,853	$17,098,172	$635,610	$17,733,782

* Reflects commitment shares issued in accordance with the Company's equity facility purchase agreement with Lincoln Park Capital. For additional information see Note 13. Stock Purchase Agreement

See accompanying notes to unaudited consolidated financial statements

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss from operations	$(7,959,349)	$(13,861,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	744,865	744,032
Depreciation and amortization	97,419	25,522
Amortization of marketable securities discount	1,176	(200,302)
Cloud computing arrangement implementation costs	—	(618,044)
Net noncash lease expense	(21,581)	117,579
Noncash portion of litigation settlement	—	16,692
Other	10,937	43,343
Changes in operating assets and liabilities:
Accounts receivable, net	224,096	(20,736)
Inventories	(638)	(1,639,862)
Prepaid expenses and other current assets	238,376	830,406
Accounts payable	(1,562,615)	(719,463)
Accrued expense and other current liabilities	(151,055)	(1,117,793)
Net cash used in operating activities	(8,378,369)	(16,400,156)
Cash flows from investing activities:
Purchase of marketable securities	—	(12,110,420)
Proceeds from maturities of marketable securities	10,500,000	27,901,000
Purchases of property and equipment	—	(37,318)
Net cash provided by investing activities	10,500,000	15,753,262
Cash flows from financing activities:
Repayments of note payable	(111,878)	–
Net cash used in financing activities	(111,878)	-
Effect of changes in exchange rates on cash and cash equivalents	46,952	396
Net increase/(decrease) in cash and cash equivalents	2,056,705	(646,498)
Cash and cash equivalents – beginning of period	13,563,791	7,600,284
Cash and cash equivalents – end of period	$15,620,496	$6,953,786

Supplemental schedule of noncash activity:
Prepaid lease payments included in right of use assets	$—	$93,261
Capitalized cloud computing arrangement costs included in accrued expenses and other liabilities	$—	$167,798

See accompanying notes to unaudited consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. The Company

electroCore, Inc. (“electroCore” or the “Company”) is a medical device company, engaged in the commercialization and development of a range of patient administered non-invasive Vagus Nerve Stimulation (“nVNS”) therapies. electroCore was founded in 2005 and its focus currently is on primary headache conditions (migraine and cluster headache).

electroCore, headquartered in New Jersey, has two wholly owned subsidiaries: electroCore Germany GmbH, and electroCore UK Ltd. Effective April 30, 2020, the Company has ceased its operations in Germany. In addition, an affiliate, electroCore (Aust) Pty Limited, or electroCore Australia, is subject to electroCore’s control on a basis other than voting interests and is a variable interest entity, or VIE, for which electroCore is the primary beneficiary.

Note 2.  Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of electroCore and its wholly owned subsidiaries. electroCore Australia, a VIE for which electroCore is the primary beneficiary, is also consolidated with the non-controlled equity presented as non-controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, allowances for doubtful accounts, trade credits, rebates, co-payment assistance and sales returns; valuation of inventory, property and equipment, stock compensation, and contingencies.

(d)	Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance on the measurement of credit losses which requires measurement and recognition of expected credit losses for financial assets, including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The method to determine a loss is different from the existing guidance, which requires a credit loss to be recognized when it is probable. The guidance is effective beginning January 1, 2020. The Company adopted this guidance and determined the impact was immaterial on the consolidated to the financial statements.

(e)	Fair Value Measurement

In August 2018, the FASB issued guidance which modifies the disclosure requirements for fair value measurements. The guidance is effective for the year ended December 31, 2020. The Company adopted this guidance which was properly reflected in the consolidated financial statements. There were no material changes to the prior disclosure.

(f)	Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued an update to simplify the accounting for income taxes and improve consistent application by clarifying or amending existing guidance. This guidance is effective for the year ended December 31, 2021. The Company does not expect this guidance to have a material impact on its consolidated financial statements upon adoption.

Note 3. Risks and Uncertainties

Liquidity Risks

The Company is subject to risks common to emerging medical device companies, including uncertainties related to commercialization of products and failing to secure additional funding.

The Company has experienced significant net losses, and it expects to continue to incur losses for the near future as it operates its sales and marketing infrastructure, and works to increase market acceptance of its gammaCore therapy for the acute treatment of episodic cluster headache, or eCH, the prevention of cluster headache, and the preventive and acute treatment of migraine. The Company has never been profitable and has incurred net losses in each year since its inception.

The Company incurred net losses of $8.0 million and $13.9 million for the three months ended March 31, 2020 and March 31, 2019, respectively The Company incurred net losses of $45.1 million and $55.8 million for the years ended December 31, 2019 and 2018, respectively. As of March 31, 2020, its accumulated deficit was $91.4 million.

On March 27, 2020, the Company and Lincoln Park Capital Fund, LLC, or Lincoln Park, entered into an equity facility purchase agreement pursuant to which the Company has the right to sell to Lincoln Park shares of common stock having an aggregate value of up to $25,000,000, subject to certain significant limitations and conditions set forth in the purchase agreement.

In April 2020, the Company received aggregate proceeds of approximately $5.0 million from sales of common stock to Lincoln Park and a private placement transaction to certain affiliates and existing shareholders of the Company, including some members of the Company’s Board of Directors.

In May 2020, the Company entered into a loan for approximately $1.4 million under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of certain expenses and loan recipients maintaining their payroll levels over certain required thresholds under the PPP. The terms of any forgiveness also may be subject to further requirements in any regulations and guidelines the Small Business Administration (“SBA”) may adopt. No assurance can be provided that the Company will obtain forgiveness of the Note in whole or in part. Official guidance and interpretations of the requirements of the program have been limited and have been changing over time. Despite the Company’s good-faith belief that it properly satisfied all eligibility requirements for the PPP loan, there has been increasing scrutiny of public companies that received loans, and there can be no assurance that the Company will not become subject to regulatory or other scrutiny, including a request or requirement for re-payment of some or all of the loan.

In May 2020, the Company received proceeds of approximately $1.2 million from a sale of state tax NOLs under the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

The Company’s expected cash requirements for 2020 and beyond are based on the commercial success of its products and its ability to reduce operating expenses. There are significant risks and uncertainties as to its ability to achieve these operating results, including as a result of the adverse impact on its business from the COVID-19 pandemic. Due to these risks and uncertainties, the Company may need to reduce its activities significantly more than in its current operating plan and cash flow projections assume in order to fund its operations beyond one year of the date these financial statements are issued. There can be no assurance that the Company will have sufficient cash flow and liquidity to fund its planned activities, which could force it to significantly reduce or curtail our activities and, ultimately, potentially cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Even if the Company is not required to curtail its activities sooner, its  ability to execute its operating plan beyond the first quarter of  2021 depends on its ability to increase revenue, reduce operating expenses and obtain additional funding through the sale of equity and or debt securities, a strategic transaction or otherwise. There is no assurance that the Company will generate sufficient funding through its operating results or sale of securities, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue (i) in the U.S. from the Department of Veterans Affairs and Department of Defense pursuant to its qualifying contract under the Federal Supply Schedule and open market sales to individual Department of Veterans Affairs facilities and (ii) in the United Kingdom from the National Health Service. Net sales from these two channels represented 95% and 30% of the Company’s net sales for the three months ended March 31, 2020 and 2019, respectively.

Foreign Currency Exchange Risks

The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in functional currency values of its foreign currency denominated assets, liabilities, and cash flows.

COVID-19 Risks and Uncertainties

The Company is monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact business partners. While the Company began to experience disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, it is unable to predict the full impact that the COVID-19 pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets.

In addition, because the COVID-19 pandemic affected, among other things, our access to prescribing physicians and their access to headache patients, on March 23, 2020 we suspended our earlier full-year revenue guidance until we could better understand the trajectory of our business, as well as announcing a reduction in our activities, and adjusting our cash runway expectations in response to the potential adverse impact cause by the COVID-19 pandemic. Compared to our earlier expectations, we believe that our results for the quarter ended March 31, 2020 reflect a negative impact from, among other things, the global pandemic. Moreover, our expectations for the remainder of 2020 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic, which we believe may also have had an adverse effect on our access to debt and equity capital markets. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains somewhat uncertain.

Note 4. Revenue Recognition

Geographical Net Sales

The following table presents net sales disaggregated by geographic area:

	For the three months ended March 31,
	2020	2019
Geographic Market
United States	$457,559	$276,465
United Kingdom	245,466	90,584
Germany	30,746	35,836
Other	-	6,716
Total Net Sales	$733,771	$409,601

Performance Obligations

Revenue, net of distribution discounts, vouchers, rebates, returns, and co-payment assistance is solely generated from the sales of gammaCore products. Revenue is recognized when delivery of the product is completed. The Company deems control to have transferred upon the completion of delivery because that is the point in which (1) it has a present right to payment for the product, (2) it has transferred the physical possession of the product, (3) the customer has a legal title to the product, (4) the customer has risks and rewards of ownership and (5) the customer has accepted the product. After the products have been delivered and control has transferred, the Company has no remaining unsatisfied performance obligations.

Revenue is measured based on the consideration that the Company expects to receive in exchange for gammaCore, which represents the transaction price.  The transaction price includes the fixed per-unit price of the product and variable consideration in the form of trade credits, rebates, and co-payment assistance. The per-unit price is based on the Company’s established wholesale acquisition cost less a contractually agreed upon distributor discount with the customer.

Trade credits are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience.

Agreed upon payment terms with customers are within 120 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Contract Balances

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Accordingly, under ASC 606, the Company’s contracts with customers did not give rise to contract assets or liabilities during the three months ended March 31, 2020 and 2019.

Note 5.  Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of March 31, 2020 and December 31, 2019.

As of March 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$15,614,320	$6,176	$—	$15,620,496

As of December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$13,564,252	$—	$(461)	$13,563,791

U.S. Treasury Bonds	$10,494,539	$811	$-	$10,495,350
Total marketable securities	$10,494,539	$811	$-	$10,495,350

Total cash, cash equivalents, and marketable securities	$24,058,791	$811	$(461)	$24,059,141

Note 6.  Fair Value Measurements

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
March 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$15,620,496	$15,620,496	$—	$—
Total	$15,620,496	$15,620,496	$—	$—

December 31, 2019
Assets
Cash and cash equivalents	$13,563,791	$13,563,791	$—	$—
Marketable Securities:
U.S. treasury bonds	10,495,350	10,495,350	—	—
Total	$24,059,141	$24,059,141	$—	$—

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2020 and year ended December 31, 2019. The carrying amount of the Company’s receivables and payables approximate their fair values due to their short maturities.

Note 7.  Inventories

As of March 31, 2020 and December 31, 2019, inventories consisted of the following:

	March 31,	December 31,
	2020	2019
Raw materials	$1,984,532	$1,065,345
Work in process	4,582,175	5,314,763
Finished goods	345,103	531,064
Total inventory	6,911,810	6,911,172
Less: noncurrent	(6,247,439)	(6,020,180)
Total - current	$664,371	$890,992

As of March 31, 2020 and December 31, 2019, the Company’s reserves for obsolete inventory totaled $287,544. The Company records charges for obsolete inventory in cost of goods sold. Noncurrent inventory is comprised of approximately $1.8 million of raw materials and $4.4 million of work in process.

Note 8.  Property and Equipment – Net

Property and equipment, net, as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Machinery and equipment	$393,154	$393,154
Furniture and fixture	309,190	310,820
Computer equipment	20,783	20,783
Leasehold Improvements	8,880	8,880
Property and equipment - gross	732,007	733,637
Less accumulated depreciation and amortization	(415,301)	(388,401)
Property and equipment - net	$316,706	$345,236

Property and equipment depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $26,900 and $25,522, respectively.

Note 9.  Leases

For the three months ended March 31, 2020 and 2019, the Company recognized lease expense of $119,650 and $199,654, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

The tables below provide the details of the right of use assets and lease liabilities:

Supplemental Balance Sheet Information for Operating Leases

	March 31, 2020	December 31, 2019
Operating leases:
Operating lease right of use assets	$1,336,508	$1,430,641
Operating lease liabilities:
Current portion of operating lease liabilities	514,917	486,445
Noncurrent operating lease liabilities	1,282,827	1,419,880
Total operating lease liabilities	$1,797,744	$1,906,325
Weighted average remaining lease term (in years)	5.8	5.9
Weighted average discount rate	13.75%	13.75%

Supplemental Statement of Cash Flows Information for Operating Leases

	Three months ended
	March 31, 2020	March 31, 2019
Noncash lease expense	$87,000	$70,315
Change in operating lease liabilities	$(108,581)	$47,264

Future minimum lease payments under non-cancellable operating leases as of March 31, 2020:

Remainder of 2020	$487,694
2021	743,818
2022	337,254
2023	142,892
2024 and thereafter	822,304
Total future minimum lease payments	2,533,962
Less: Amounts representing interest	(736,218)
Total	$1,797,744

Note 10. Cloud Computing Arrangement

In 2018, the Company entered into a contract to obtain a cloud computing arrangement (“CCA”).  In accordance with ASU 2018-15, the implementation costs incurred in the CCA are deferred and recognized as other assets and are amortized to expense over the noncancelable term of the arrangement. The implementation of this CCA was completed on June 30, 2019. Beginning July 1, 2019, the Company went live with the cloud computing Enterprise Resource Planning system and all future related costs are expensed as incurred. In July 2019, the Company began amortizing the related deferred costs over the remaining period of the noncancelable arrangement. Amortization costs for the three months ended March 31, 2020 were $70,519. As of March 31, 2020, and December 31, 2019 the net book value of the CCA was $1,010,776 and $1,081,284 respectively.

Note 11.  Accrued Expenses

Accrued expenses as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Accrued professional fees	533,793	1,255,494
Accrued bonuses	759,308	804,082
Other accrued expenses	1,893,223	1,277,803
	$3,186,324	$3,337,379

Note 12.  Note Payable

Finance and Security Agreement

On July 1, 2019, the Company entered into a Commercial Insurance Premium Finance and Security Agreement, or the Financing Agreement. The Financing Agreement provided for a single borrowing by the Company of $807,347, with a seven-month term, and an annual interest rate of 2.99%. The proceeds from this transaction were used to partially fund the premiums due under some of the Company’s insurance policies. The amounts payable were secured by the Company’s rights under such policies. During the three months ended March 31, 2020, the Company recognized $4,609 in interest expense. All borrowings were fully repaid as of March 31, 2020.

Note 13. Stock Purchase Agreement

On March 27, 2020, the Company and Lincoln Park entered into an equity facility purchase agreement pursuant to which the Company has the right to sell to Lincoln Park shares of common stock having an aggregate value of up to $25,000,000, subject to certain limitations and conditions set forth in the purchase agreement.

In consideration for entering into the purchase agreement with Lincoln Park, the Company issued an aggregate of 461,676 shares of common stock to Lincoln Park as a commitment fee. In addition, the Company will issue to Lincoln Park an aggregate of 230,838 additional shares of common stock as a further commitment fee based on the first $5,000,000 of shares of common stock issued to Lincoln Park under the Purchase Agreement as Purchase Shares (as such term is defined in the purchase agreement with Lincoln Park). The Company will not receive any cash proceeds from the issuance of any of the foregoing commitment shares.

The net proceeds under the purchase agreement to the Company will depend on the frequency and prices at which shares of common stock are sold to Lincoln Park. Actual sales of shares of common stock to Lincoln Park under the purchase agreement and the amount of such net proceeds will depend on a variety of factors, including market conditions, the trading price of the common stock and determinations by the Company as to other available and appropriate sources of funding for the Company. The Company expects to use the proceeds from this agreement for general corporate purposes and working capital. In April 2020, the Company sold 3,200,000 shares of the Company’s common stock under its purchase agreement with Lincoln Park, resulting in aggregate proceeds of approximately $3.2 million to the Company. -See Note 21. Subsequent Events

Note 14.  Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Restricted stock awards and units, and stock options have not been included in the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect.

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	March 31,
	2020	2019
Outstanding stock options	3,808,563	2,901,970
Nonvested restricted stock and unit awards	1,094,825	1,608,434
Stock purchase warrants	62,181	62,181

Note 15. Variable Interest Entity

As discussed in Note 1, electroCore is the primary beneficiary of electroCore Australia. In return for a 50% interest in such entity, electroCore has contributed certain intellectual property rights; all rights to distribute, market and sell specified products in Australia and New Zealand; and other rights outlined in the shareholders’ deed of electroCore Australia. In addition, electroCore can also appoint two of electroCore Australia’s four directors and can exercise significant influence over it. This along with the fact that electroCore is electroCore Australia’s only supplier causes electroCore, for accounting purposes, to be beneficiary of electroCore Australia. The activities related to electroCore Australia are not material to the consolidated financial statements.

Note 16. Income Taxes

There is no provision for income taxes for the three months ended March 31, 2020 and 2019. The Company has incurred U.S. operating losses since inception and has not incurred any other income taxes. On March 27, 2020 the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The CARES Act, among other things, includes certain tax provisions for individuals and corporations; however, the benefits do not impact the Company’s current tax provision.

Note 17.  Stock Based Compensation

The following table presents a summary of stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2020	3,131,266	$8.53	8.9	*
Granted	861,257	1.50
Exercised	—	—
Cancelled	(183,960)	8.86
Outstanding, March 31, 2020	3,808,563	$8.91	8.7	*
Exercisable, March 31, 2020	1,819,443	$12.08	8.3	*
* de minimis

The intrinsic value is calculated as the difference between the fair market value at March 31, 2020 and the exercise price per share of the stock options. The options generally vest over a four-year period.

The following table presents a summary of restricted stock awards granted:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested January 1, 2020	127,505	$8.09
Granted	—	—
Vested	(7,836)	15.00
Cancelled	(11,049)	9.65
Nonvested, March 31, 2020	108,620	$7.43

In general, restricted stock awards vest over four years.

The following table presents a summary of restricted and deferred stock units, or Stock Units granted:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2020	1,241,493	$2.86
Granted	94,640	1.15
Vested	(135,617)	1.95
Cancelled	(214,311)	4.27
Nonvested, March 31, 2020	986,205	$2.51

In general, Stock Units vest over two to four years.

   The Company recognized stock compensation for its equity awards as follows:

	Three months ended
	March 31, 2020	March 31, 2019
Selling, general and administrative	$547,090	$438,761
Research and development	$186,599	276,556
Cost of goods sold	$11,176	28,715

Total unrecognized compensation cost related to unvested awards as of March 31, 2020 was $6.4 million and is expected to be recognized over the next 2.6 years.

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three months ended March 31, 2020 and 2019 was estimated on the date of grant using the Black-Scholes model. Expected volatility was based on historical volatility of the Company’s common stock. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembles the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the periods presented were:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Fair value at grant date	$1.27	$4.89
Expected volatility	113.4%	84.6%
Risk-free interest rate	1.4%	2.4%
Expected holding period, in years	6.1	5.5
Dividend yield	—	—

Note 18. Employee Stock Purchase Plan

On January 1, 2019, the Company adopted the 2019 Employee Stock Purchase Plan, or the ESPP, which was approved by stockholder vote at the 2019 Annual Meeting of Stockholders held on June 7, 2019. The plan provided eligible employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions, which were included in other current liabilities until they are used to purchase Company shares. On January 1, 2020 the Company terminated the ESPP. The common stock issuable in respect of the second bi-annual period under the plan were issued to eligible participating employees during the first quarter of 2020.

No expense was recognized for the ESPP for the quarters ended March 31, 2020 and 2019.

Note 19. Restructuring and Other Severance Related Payments

In January 2020, the Company entered into a separation agreement with a former officer. This agreement requires a severance payment of $190,000 over a six-month period.

In January 2020, the Company entered into an agreement with a new employee that requires the unconditional payment of $175,000, in lieu of future severance. Payment is to be made in equal monthly installments over a fourteen-month period.

During the three months ended March 31, 2020, the Company recorded a charge of $365,000 in connection with these agreements. This expense is classified as restructuring and other severance related expense on its consolidated statements of operations.

As of March 31, 2020, $264,167 is owed by the Company under these agreements. This amount is classified under accrued liabilities on its balance sheet.

Note 20.  Commitments and Contingencies

Stockholders Litigation

On July 8, 2019 and August 1, 2019, purported stockholders of the Company served putative class action lawsuits in the Superior Court of New Jersey for Somerset County, captioned Paul Kuehl vs. electroCore, Inc., et al., Docket No. SOM-L 000876-19 and Shirley Stone vs. electroCore, Inc., et al., Docket No. SOM-L 001007-19, respectively. In addition to the Company, the defendants include present and past directors and officers, Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for its IPO; and two of the Company’s stockholders. On August 15, 2019, the Superior Court entered an order consolidating the Kuehl and Stone actions, which are proceeding under Docket No. SOM-L 000876-19. Each plaintiff was appointed a co-lead plaintiff. The plaintiffs filed a consolidated amended complaint, which sought certification of a class of stockholders who purchased common stock in the IPO or whose purchases are traceable to that offering. The consolidated amended complaint alleged that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act with respect to the registration statement and related prospectus for the IPO. The complaint sought unspecified compensatory damages, interest, costs and attorneys’ fees. On October 31, 2019, the Company filed a motion to dismiss the complaint or in the alternative to stay the action in favor of the pending federal action (discussed below). On February 21, 2020 the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On March 2, 2020 the court entered an amended order dismissing the consolidated amended complaint with prejudice. On March 27, 2020, the plaintiffs filed a notice of appeal with the N.J. Superior Court-Appellate Division.

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

In the Turnofsky case, on November 25, 2019 several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. The Priewe case was voluntarily dismissed on February 19, 2020.

The Company intends to continue to vigorously defend itself in these matters. However, in light of, among other things, the preliminary stage of these litigation matters, the Company is unable to determine the reasonable probability of loss or a range of potential loss. Accordingly, the Company has not established an accrual for potential losses, if any, that could result from any unfavorable outcome, and there can be no assurance that these litigation matters will not result in substantial defense costs and/or judgements or settlements that could adversely affect the Company’s financial condition.

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

Note 21.  Subsequent Events

Sales of Stock

In April 2020, the Company sold 3,200,000 shares of the Company’s common stock under its purchase agreement with Lincoln Park, resulting in aggregate proceeds of approximately $3.2 million to the Company. In connection with this sale, the Company issued an additional 149,454 shares of its common stock to Lincoln Park as a commitment fee under the purchase agreement.

On April 14, 2020, the Company entered into a Securities Purchase Agreement, or the Agreement, with certain accredited investors named in the Agreement (collectively, the Purchasers, pursuant to which the Company agreed to sell an aggregate of 2,058,822 shares to the Purchasers at a purchase price of $0.85 per share, or the Private Placement, for aggregate proceeds to the Company of approximately $1.75 million. Each of the Purchasers was an affiliate and/or existing shareholder of the Company, including some members of the Company’s board of directors. The Agreement contained customary representations, warranties and covenants of the Company and the Purchasers. In addition, the Purchasers were granted registration rights as further described in the Agreement.

On May 14, 2020, the Company entered into a Securities Purchase Agreement, or the Agreement, with its legal counsel pursuant to which the Company agreed to issue 1,564,345 shares of common stock, at a purchase price of $0.99 per share. Upon issuance of the shares, certain outstanding financial obligations of the Company owed to its legal counsel will be deemed paid and satisfied in full. The Agreement contains customary representations, warranties and covenants of the Company and its legal counsel, and the closing of the Agreement is subject to customary closing conditions. In addition, the Company’s legal counsel was granted customary registration rights.

Loan Under the Paycheck Protection Program

On May 4, 2020, the Company received proceeds of $1,409,300 in connection with a promissory note, or the Note, entered into with Citibank, N.A., evidencing an unsecured loan, or the Loan, under the Paycheck Protection Program, or the PPP. The PPP is a program of the U.S. Small Business Administration, or the SBA, established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the PPP, the proceeds of the Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments, or Qualifying Expenses. The Company intends to use the entire Loan amount for Qualifying Expenses under the PPP.

The interest rate on the Loan is 1.0% per annum. The Note matures on May 2, 2022. On December 2, 2020, or the First Payment Date, the Company is required to pay all accrued interest under the Loan that is not forgiven in accordance with the terms of the PPP. Additionally, on the First Payment Date and on the second day of each month thereafter until May 2, 2022, the Company must make equal monthly payments of the amount of principal under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Note contains events of default and other conditions customary for a Note of this type.

Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of Qualifying Expenses and the Company maintaining its payroll levels over certain required thresholds under the PPP. The terms of any forgiveness also may be subject to further requirements in any regulations and guidelines the SBA may adopt. No assurance can be provided that the Company will obtain forgiveness of the Note in whole or in part. Official guidance and interpretations of the requirements of the program have been limited and have been changing over time. Despite the Company’s good-faith belief that it properly satisfied all eligibility requirements for the PPP loan, there has been increasing scrutiny of public companies that received loans, and there can be no assurance that the Company will not become subject to regulatory or other scrutiny, including a request or requirement for re-payment of some or all of the loan.

Sale of New Jersey net operating losses

On May 6, 2020, in connection with the New Jersey Technology Business Tax Certificate Transfer (NOL) Program, the Company received approximately $1.2 million for the sale of approximately $13.9 million of its New Jersey net operating losses.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K, filed with the SEC. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those under the caption "Risk Factors" in the aforementioned Annual Report.

Overview

We are a commercial-stage medical device company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy. nVNS is a platform bioelectronic medical therapy that modulates neurotransmitters and immune function through its effects on both the peripheral and central nervous systems. We are initially focused on neurology, and our therapy, gammaCore, is cleared by the U.S. Food and Drug Administration, or FDA, for use by adults for the following four neurology indications: the acute treatment of pain associated with each of migraine and episodic cluster headache, or eCH, the preventive treatment of migraine headache and adjunctive use for the preventive treatment of cluster headaches, or CH. We are also considering the potential for several additional indications for our nVNS technology, which is being studied in a number of investigator-initiated studies.

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

Recent Developments

On April 2, 2020, we announced that the we had submitted an Emergency Use Authorization (EUA) application to the U.S. Food and Drug Administration (FDA) to facilitate the study and clinical use of our gammaCore SapphireTM nVNS therapy, for respiratory symptoms associated with COVID-19.

The EUA includes data from early clinical and non-clinical work that examined the use of our VNS, including non-invasive therapy, in several pilot studies that involved patients with a variety of respiratory disorders. These studies suggest a possible benefit for patients with respiratory distress associated with COVID-19. Additionally, gammaCore’s strong safety and tolerability profile suggest that it would be safe to study or use in patients with COVID-19. We have not received any decision from the FDA regarding the EUA.

In April 2020, we terminated our Premium II clinical trial that was being conducted to further support our label expansion into migraine prevention. As a result, there are currently no company-funded studies ongoing.

In April 2020, we received aggregate proceeds of approximately $3.2 million through the sales of our common stock to Lincoln Park Capital Fund, LLC, or Lincoln Park.

In April 2020, we received aggregate proceeds of $1.75 million through the sale of our common stock in a private placement transaction to affiliates and existing shareholders of the Company, including some members of our Board of Directors.

On May 4, 2020, we entered into a loan for approximately $1.4 million under the Paycheck Protection Program.

On May 6, 2020, in connection with the New Jersey Technology Business Tax Certificate Transfer (NOL) Program, we received approximately $1.2 million for the sale of approximately $13.9 million of our New Jersey state tax net operating losses.

On May 14, 2020, we entered into a Securities Purchase Agreement, or the Agreement, with our legal counsel pursuant to which we agreed to issue 1,564,345 shares of common stock, at a purchase price of $0.99 per share. Upon issuance of the shares, certain of our outstanding financial obligations to our legal counsel will be deemed paid and satisfied in full. The Agreement contains customary representations, warranties and covenants of us and its counsel, and the closing of the Agreement is subject to customary closing conditions. In addition, our legal counsel was granted customary registration rights.

Impact of COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact business partners. In particular, the pandemic has resulted in a significant reduction in non-essential contact between patients and healthcare providers, shifting of focus by healthcare providers to the acute treatment of COVID-19 related illness regardless of specialty. We believe these restrictions have limited our salesforce’s ability to generate additional interest in the Company’s products. While we began to experience disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

Because the COVID-19 pandemic affected, among other things, our access to prescribing physicians and their access to headache patients, on March 23, 2020 we suspended our earlier full-year revenue guidance until we could better understand the trajectory of our business, as well as announced a reduction in our activities, and adjusted our cash runway expectations in response to the potential adverse impact caused by the COVID-19 pandemic. Compared to our earlier expectations, we believe that our results for the quarter ended March 31, 2020 reflect a negative impact from, among other things, the global pandemic. Moreover, our expectations for the remainder of 2020 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains somewhat uncertain.

Results of Operations

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

The following table sets forth amounts from our consolidated statements of operations for the three months ended March 31, 2020 and 2019 with the changes in those items in dollars.

	For the three months ended March 31,
	2020	2019	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$733.7	$409.6	$324.1
Cost of goods sold	298.1	157.8	140.3
Gross profit	435.6	251.8	183.8
Operating expenses
Research and development	1,523.1	3,459.8	(1,936.7)
Selling, general and administrative	6,560.7	11,003.0	(4,442.3)
Restructuring and other severance related charges	365.0	—	365.0
Total operating expenses	8,448.8	14,462.8	(6,014.0)
Loss from operations	(8,013.2)	(14,211.0)	6,197.8
Other (income)/expense
Interest and other income, net	(63.0)	(366.2)	303.2
Other	9.1	16.7	(7.6)
Total other (income)/expense	(53.9)	(349.5)	295.6
Loss before income taxes	(7,959.3)	(13,861.5)	5,902.2
Provision for income taxes	—	—	—
Net loss from operations	$(7,959.3)	$(13,861.5)	$5,902.2

Net Sales

Net sales increased 79% for the three months ended March 31, 2020 compared to the prior year period. The increase of $324,200 is due to increased sales to the Veteran Administration and in the United Kingdom. This increase was partially offset by reduced sales in the U.S. commercial channel.

Gross Profit

Gross profit increased $184,000 for the three months ended March 31, 2020 compared to the prior year period. This increase was due to the increase in net sales. Gross margin was 59% and 61% for the three months ended March 31, 2020 and 2019, respectively. This slight decrease in margin is largely due to the increase in unit labor and overhead, that was previously absorbed by production for our Partners For Coverage program that was terminated in December 2019. In the fourth quarter of 2019, we launched a 93-day product offering at a reduced average sales price per paid month of therapy, which also reduced our gross margin.

Research and Development

Research and development expense decreased by $1.9 million or 56% for the three months ended March 31, 2020 compared to the prior year period. This reduction was primarily due to significant reductions in near-term investment in research and development.

Selling, General and Administrative

Selling, general and administrative expense decreased by $4.4 million or 40% for the three months ended March 31, 2020 compared to the prior year period. This decrease was primarily due to a significant reduction in personnel and non-personnel costs for sales and marketing activities, which was initiated in the second quarter of 2019.

Restructuring and Other Severance Related Expenses

Restructuring and other severance related costs for the three months ended March 31, 2020 consists of severance related expenses in connection with personnel changes in the position of Chief Medical Officer. There was no such expense for the three months ended March 31, 2019.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the three months ended March 31,
	2020	2019
	(in millions)
Net cash (used in) provided by
Operating activities	$(8.4)	$(16.4)
Investing activities	$10.5	$15.8
Financing activities	$(0.1)	$-

Operating Activities

Net cash used in operating activities was $8.4 million and $16.4 million for the three months ended March 31, 2020 and 2019, respectively. This decrease is primarily due to a decrease in our net loss from operations and less cash being used for the payment of management bonuses in 2020.

Investing Activities

Net cash provided by investing activities was $10.5 million and $15.8 million for the three months ended March 31, 2020 and 2019, respectively. The decrease reflects the decrease in funds received from the maturities of marketable securities.

Financing Activities

Net cash used in financing activities was $0.1 million and $0.0 million for the three months ended March 31, 2020 and 2019, respectively. This change reflects the final payment made on our outstanding note.

Contractual Obligations and Commitments

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from lease for office space and leased equipment and purchases of inventory.

There are no material changes to the contractual obligations and commercial commitments, addressed in Note 20 in these quarterly financial statements that were disclosed in the December 31, 2019 audited consolidated financial statements.

Liquidity Outlook

Because we have had recurring losses, negative cash flows from operating activities, limited cash on hand and expect to continue to incur losses for the near future, the report of our independent auditors with respect to our financial statements as of December 31, 2019 and for the year ended December 31, 2019 contained an explanatory paragraph as to the factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses since our inception. We incurred net losses of $8.0 million and $13.9 million for the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, our accumulated deficit was $91.4 million.

At March 31, 2020, we had approximately $15.6 million of cash and cash equivalents.

On March 27, 2020, we entered into a purchase agreement with Lincoln Park pursuant to which we have the right to sell to Lincoln Park shares of common stock having an aggregate value of up to $25,000,000, subject to certain significant limitations of the amount and timing of any such sales due to terms and conditions set forth in the purchase agreement.

Over the 36-month term of the Purchase Agreement, for up to an aggregate amount of $25,000,000 of shares of common  stock (subject to certain limitations and conditions), we have the right, but not the obligation, from time to time, in our sole discretion, to direct Lincoln Park to purchase up to 200,000 shares, or the Regular Purchase Share Limit, of the common  stock (each such purchase, a Regular Purchase. The Regular Purchase Share Limit will increase to 250,000 shares if the closing price of the Common  stock on the applicable purchase date is not below $1.00 per share and will further increase to 300,000 shares if the closing price of the Common  stock on the applicable purchase date is not below $1.50 per share. In any case, Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $1,000,000, unless we and Lincoln Park mutually agree to increase the maximum amount of such Regular Purchase. The purchase price for shares of common  stock to be purchased by Lincoln Park under a Regular Purchase will be equal to the lower of (in each case, subject to the adjustments described in the Purchase Agreement): (i) the lowest sale price for the common stock on the applicable purchase date and (ii) the arithmetic average of the three lowest sales prices for the common stock during the 10 consecutive trading days prior to the purchase date.

If we  direct Lincoln Park to purchase the maximum number of shares of common stock that we may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park to make an “accelerated purchase” of an additional number of shares of common stock which may not exceed the lesser of: (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase and (ii) 30% of the total number of shares of the common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. The purchase price for such shares will be the lesser of 97% of the volume weighted average price of the common stock over a certain portion of the date of sale as set forth in the Purchase Agreement and (ii) the closing sale price of the common stock on the date of sale (an “Accelerated Purchase”). Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple Accelerated Purchases on the same trading day.

In addition to the Regular Purchases and Accelerated Purchases described above, we  may deliver to Lincoln Park, after the 30-day anniversary of the commencement date of the Purchase Agreement, a “tranche purchase notice” in accordance with the terms of the Purchase Agreement, whereby we may direct Lincoln Park to purchase up to 1,000,000 Purchase Shares at a purchase price equal to 95% of the lower of: (i) the lowest sale price of the common stock on that purchase date and (ii) the arithmetic average of the three lowest sales prices for the common stock during the 10 consecutive trading days prior to the purchase date (a “Tranche Purchase”). We may only deliver a tranche purchase notice to Lincoln Park if at least 30 business days have passed since the most recent Tranche Purchase. We may only deliver a total of four tranche purchase notices under the Purchase Agreement, and Lincoln Park shall not be obligated to purchase more than $1,000,000 of common stock in any individual Tranche Purchase.

The Purchase Agreement also prohibits us from directing Lincoln Park to purchase any shares of common  stock if those shares, when aggregated with all other shares of common  stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of Common  stock as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder.

Under applicable rules of the Nasdaq Global Select Market, we may not issue or sell to Lincoln Park under the Purchase Agreement more than 19.99% of the shares of the Common  stock outstanding immediately prior to the execution of the Purchase Agreement, or the Exchange Cap, (or 5,991,912 shares, based on 29,959,565 shares outstanding immediately prior to the execution of the Purchase Agreement), unless (i) stockholder approval is obtained or (ii) the issuances and sales of common stock pursuant to the Purchase Agreement are not deemed to be “below market” in accordance with the applicable rules of Nasdaq.

The Purchase Agreement does not limit our ability to raise capital from other sources at our sole discretion, except that, subject to certain exceptions, we may not enter into any Variable Rate Transaction unless such Variable Rate Transaction qualifies as an Exempt Issuance (each such term as defined in the Purchase Agreement) during the 36 months after the commencement date of the Purchase Agreement.

The Purchase Agreement and Registration Rights Agreement each contain customary representations, warranties, and agreements of us and Lincoln Park, indemnification rights and other obligations of the parties. The Offering of common stock pursuant to the Purchase Agreement will terminate on the date that all shares offered by the Purchase Agreement have been sold or, if earlier, the expiration or termination of the Purchase Agreement. We have the right to terminate the Purchase Agreement at any time, without fee, penalty or cost to us.

The net proceeds under the Purchase Agreement to us will depend on the frequency and prices at which shares of common stock are sold to Lincoln Park. Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement and the amount of such net proceeds will depend on a variety of factors to be determined by the us from time to time, including market conditions, the trading price of the Common  stock and determinations by us as to other available and appropriate sources of funding for us. We expect to use the proceeds from the Offering for general corporate purposes and working capital.

In April 2020, we received aggregate proceeds of approximately $3.2 million through the sales of our common stock to Lincoln Park.

In April 2020, we received aggregate proceeds of $1.75 million through the sale of our common stock in a private placement transaction to affiliates and existing shareholders of the Company, including members of our Board of Directors.

On May 4, 2020, we entered into a promissory note, or the Note with Citibank, N.A., evidencing an unsecured loan, or the Loan, in the amount of $1,409,300 made to us under the Paycheck Protection Program, or the PPP. The PPP is a program of the U.S. Small Business Administration or the SBA, established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Under the PPP, the proceeds of the Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments, or Qualifying Expenses. We intend to use the entire Loan amount for Qualifying Expenses under the PPP.

The interest rate on the Loan is 1.0% per annum. The Note matures on May 2, 2022. On December 2, 2020, or the First Payment Date, we are required to pay all accrued interest under the Loan that is not forgiven in accordance with the terms of the PPP. Additionally, on the First Payment Date and on the second day of each month thereafter until May 2, 2022, we must make equal monthly payments of the amount of principal under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Note contains events of default and other conditions customary for a Note of this type.

Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of Qualifying Expenses and us  maintaining our payroll levels over certain required thresholds under the PPP.  The terms of any forgiveness also may be subject to further requirements in any regulations and guidelines the SBA may adopt. No assurance can be provided that we will obtain forgiveness of the Note in whole or in part. Official guidance and interpretations of the requirements of the program have been limited and have been changing over time. Despite our good-faith belief that we properly satisfied all eligibility requirements for the PPP loan, there has been increasing scrutiny of public companies that received loans, and there can be no assurance that we will not become subject to regulatory or other scrutiny and a request for re-payment of some or all of the loan.

On May 6, 2020, in connection with the New Jersey Technology Business Tax Certificate Transfer (NOL) Program, we received approximately $1.2 million for the sale of approximately $13.9 million of our New Jersey state tax net operating losses.

We expect to continue to incur substantial negative cash flows from operations for at least the next several years as we commercialize gammaCore. We intend to continue to make targeted investments in building our U.S. commercial infrastructure.

Our expected cash requirements for 2020 and beyond are based on the commercial success of our products and our ability to reduce operating expenses. There are significant risks and uncertainties as to our ability to achieve these operating results, including as a result of the adverse impact on our business from the ongoing COVID-19 pandemic, Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations beyond one year from the date these financials are issued. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Even if we are not required to curtail our activities sooner, our ability to execute our operating plan beyond the first quarter of  2021 depends on our ability to increase revenue, reduce operating expenses and obtain additional funding through the sale of equity and or debt securities, a strategic transaction or otherwise. However, these alternatives may not be available to us on attractive terms, or at all. There is no assurance that we will generate sufficient cash flow and funding through our operating results or the sale of securities or from a strategic transaction or otherwise, raising substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are issued. The inability to generate sufficient cash flow or raise funds through the sources discussed above could have a material adverse effect on our business, results of operations, and financial condition, and could require us to reduce or curtail activities, or cease operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We develop our products in the United States and sell those products into more than four countries. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe are denominated in British Pound Sterling. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase. In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2020.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2020.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of March 31, 2020 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2020, were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

In the Turnofsky case, on November 25, 2019 several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel &

Squire, P.C. The Priewe case was voluntarily dismissed on February 19, 2020.

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

In January 2019, we settled a dispute with one of our former advisors, Madison Global Partners, who had filed a complaint against us in the Supreme Court of the State of New York, County of New York (Index No. 652329/2018) as previously reported. As part of that settlement, we paid Madison Global $325,000 and issued to Madison Global and its representatives warrants to purchase in the aggregate 62,181 shares of our common stock at prices ranging from $5.68 per share to $12.60 per share. Substantially all such amounts were accrued in prior accounting periods. (See Note 20 “Commitments and Contingencies” of the notes to our consolidated financial statements in this Quarterly Report.)

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

Risks Related to COVID-19

The coronavirus pandemic could have a significant negative impact on our business, revenues, financial condition and results of operations.

The coronavirus pandemic has severely depressed the level of economic activity around the world. Many governments are taking preventative or protective actions, including restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of many businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions, voluntary or mandated closures of travel-related businesses, as well as quarantines, shelter-in-place/stay-at-home and social distancing orders.

This coronavirus pandemic has also impacted, and may continue to impact, our headquarters and warehouses, as well as those of our third party vendors, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. For example, we have closed our New Jersey corporate office as a result of state-imposed restrictions. The coronavirus pandemic may also impact our ability to sell our products and may increase our costs.

The spread of coronavirus has also caused us to modify our business practices (including social distancing practices, requiring non-essential production related team members to work remotely where possible, restricting business travel, cancelling certain events, and limiting visitor access to our facilities), and we may take further actions as may be required by government authorities or that we determine are necessary or advisable. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our business, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. In addition, work-from-home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it.

Additionally, our sales and marketing efforts with the VA and DoD are adversely affected by recent implemented protocols for screening and restricting outside visitors and vendors. Officially imposed quarantines and self-quarantines could also interfere with patients’ ability to see a health care provider and obtain our gammaCore therapy.

The degree to which coronavirus impacts our results will continue to depend on future developments, which are highly uncertain and cannot be predicted, including how quickly and to what extent normal economic and operating conditions can resume, if at all. These uncertainties may result in delays or modifications to our plans, initiatives and results.

For the reasons set forth above and other reasons that may come to light due to the coronavirus outbreak and any associated protective or preventative measures, we are unable to reasonably estimate coronavirus’ impact to our business, revenues, financial condition and results of operations. We are similarly unable to predict the degree to which the pandemic impacts our customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us.

The impact of coronavirus could also exacerbate other risks discussed below, which could in turn have a material adverse effect on us. Developments related to coronavirus have been rapidly changing, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently.

Risk Related to our Financial Position, Operating Results and Need for Additional Capital

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

We incurred net losses of $8.0 million and $13.9 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, our accumulated deficit was $91.4 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital.

To become and remain profitable, we must successfully commercialize our gammaCore therapy and continue to identify promising new areas of treatment with significant market potential. This will require us to be successful in a range of challenging activities, including obtaining adequate coverage and reimbursement from payers, marketing and selling any current and future product candidates for which we may obtain marketing clearance or approval, developing commercial scale manufacturing processes, completing future clinical trials of gammaCore for additional therapeutic indications, obtaining additional marketing clearance or approval from regulatory authorities, manufacturing, and satisfying any post-marketing requirements. We face a variety of challenges and risks that we will need to address and manage as we pursue our strategy, including our ability to achieve adequate payer coverage, develop and retain an effective sales force, achieve market acceptance of gammaCore among physicians, patients and third-party payers, and expand the use of gammaCore to additional therapeutic indications. Because of the numerous risks and uncertainties associated with our commercialization efforts, as well as research and clinical development activities, we are unable to predict the timing or amount of increased expenses, or when, if ever, we will be able to achieve or maintain profitability. We expect to continue to incur substantial net losses and negative cash flows from operations as we commercialize gammaCore. We intend to continue to make targeted investments in building our U.S. commercial infrastructure.

Even if we are able to increase sales of gammaCore, increase adoption of gammaCore therapy among physicians and payers and achieve desired payer coverage levels, we may not achieve profitability and even if we do, we may not be able to sustain or increase profitability in subsequent periods. If we fail to become profitable or are unable to sustain profitability, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. As of March 31, 2020, we had cash and cash equivalents of $15.6 million. Based on our available cash resources and current cash flow projections, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations into early 2021. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

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

In addition, our auditors’ report for our 2019 financial statements contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our stock price generally. Our continuation as a “going concern” is dependent upon, among other things, our ability to increase revenue, reduce operating expenses and obtain additional funding through the sale of equity and or debt securities, debt financing, a strategic transaction or otherwise. However, there are significant risks and uncertainties as to our ability to achieve these goals or obtain required funding on commercially reasonable terms or at all, including as a result of the adverse impact on our business from the COVID-19 pandemic. Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations past the first quarter of 2021. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations.

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

Under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates to the Company. We are currently limited by the Baby Shelf Rule as of the filing of this Quarterly Report on Form 10-Q, until such time as our public float exceeds $75 million. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by SEC staff.

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

We have concentrated our development and commercialization efforts on products based on a platform of stimulating therapeutically relevant fibers in the vagus nerve by a proprietary high-frequency burst waveform that passes through the skin. We believe that our product platform represents a novel approach to treating pain. However, to date, the FDA has cleared only our product for commercialization based on this platform. The processes and requirements imposed by the FDA or other applicable health authorities may cause delays and additional costs in obtaining approvals for marketing authorization for our products. Because our platform is novel, regulatory agencies, as well as insurance and other coverage providers and payers, may lack experience in evaluating product candidates like gammaCore and gammaCore Sapphire. This inexperience may lengthen the regulatory review process, increase our development costs and delay or prevent reimbursement and commercialization of our platform products. Additionally, advancing this novel platform creates significant challenges for us, including:

•	training a sufficient number of medical personnel on how to properly administer our product;
•	enrolling sufficient numbers of patients in future clinical trials;
•	manufacturing our products on a large scale and in a cost-effective manner;
•

submitting applications for and obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with commercial development of our product platform for treating pain; and

•	establishing sales and marketing capabilities, as well as developing a manufacturing process and distribution network to support the commercialization of any approved products.

We must be able to overcome these challenges in order for us to successfully develop, commercialize and manufacture our product candidates.

Our operating results may vary significantly from quarter to quarter because of seasonality or otherwise.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payer acceptance of our gammaCore therapy;
•	the timing of when individual payer coverage becomes available;
•	the timing, expense and results of research and development activities, future clinical trials and regulatory clearance or approvals;
•	fluctuations in our expenses associated with expanding our commercial operations and operating as a public company;
•	the introduction of new products, therapies and technologies by competitors;
•	the productivity of our territory business managers;
•	supplier, manufacturing or quality problems with our products;
•	the timing of stocking orders from our distributors;
•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;
•	adverse developments in coverage amounts, benefit pathway, or government and third-party payers’ reimbursement policies; and
•	the timing of customer budget cycles.

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

Undesirable side effects caused by our gammaCore therapy could cause us or regulatory authorities to interrupt, delay or halt nonclinical studies and future clinical trials, or could make it more difficult for us to enroll patients in clinical trials and could, if injuries occur, result in product liability litigation. If serious adverse events or other undesirable side effects or unexpected characteristics of our gammaCore therapy are observed in investigator-sponsored trials, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidate at all, and the occurrence of these events could have a material adverse effect on our business. Undesirable side effects caused by our gammaCore therapy could also result in the delay or denial of regulatory clearance or approval by the FDA or other regulatory authorities or in more restrictive labels than we desire.

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

In addition, the results of preclinical studies and early clinical trials may not be predictive of the results of later-stage preclinical studies or clinical trials. The results generated to date in preclinical studies or clinical trials for our gammaCore therapy in cluster and migraine headaches do not ensure that later preclinical studies or clinical trials will demonstrate similar results in other therapeutic indications, and it should be noted that we did not achieve the primary endpoints in our pivotal trials for cluster and migraine headaches. There can be no assurance that the FDA and other regulatory authorities will be satisfied by data from clinical trials for other treatment indications, even where we believe such data to be compelling. Our gammaCore therapy may fail to show the desired safety and efficacy traits in additional areas of indication in future clinical trials despite having progressed through preclinical and earlier stage clinical trials. Many companies in the pharmaceutical and medical device industries have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing clearance or approval of their products.

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

If we are unable to enroll patients in future clinical trials, our research and development efforts could be adversely affected.

Identifying and qualifying patients to participate in clinical trials for our gammaCore therapy in additional areas of indications is critical to our success. Successful and timely completion of future clinical trials will require that we enroll a sufficient number of patients who remain in the study until its conclusion. If we are unable to enroll a sufficient number of patients in our future clinical trials, our timelines for recruiting patients, conducting clinical trials and obtaining regulatory clearance or approval of our gammaCore therapy in additional areas of indication may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of clinical trials altogether.

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

We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement and completion of clinical trials may be delayed, suspended or terminated as a result of many factors, including:

•	the FDA or other regulators disagreeing as to the design, protocol or implementation of clinical trials;
•	the delay or refusal of regulators or institutional review boards, or IRBs, to authorize us to commence a clinical trial at a prospective trial site;
•	changes in regulatory requirements, policies and guidelines;
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

In particular, in connection with the comprehensive redeployment plan and cost reduction implemented in June 2019, we have closed certain clinical trials in indications that are more exploratory in nature.

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

If we experience delays in the commencement or completion of any clinical trial of our product candidates, or if any of our future clinical trials are terminated, the commercial prospects of our gammaCore therapy may be harmed, and our ability to generate revenue from sales may be delayed or materially diminished.

We do not know whether any of our future preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Any delays in completing clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence sales and generate associated revenue. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial, suspension or revocation of expanded regulatory clearance or approval of our product candidates. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

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

We have a limited history of commercializing our product outside the United States, and a very limited history of selling our gammaCore therapy in the United States. Our gammaCore therapy received de novo grant and clearance by the FDA for the acute treatment of pain associated with eCH in adults in April 2017. Our gammaCore therapy was later cleared by the FDA in January 2018 for the acute treatment of pain associated with migraine in adults and in December 2018 the FDA cleared gammaCore therapy as the first product labeled for the prevention of CH. In March 2020, the FDA cleared gammaCore therapy for the preventive treatment of migraine. Furthermore, our gammaCore therapy has not yet been cleared by the FDA for the acute treatment of chronic CH. We have limited experience engaging in commercial activities and limited established relationships with physicians, hospitals and payers as well as third-party suppliers on whom we depend for the manufacture of our product components. We may be unable to gain broader market acceptance in the countries in which we have already begun to commercialize our gammaCore therapy, or, if approved by the FDA for additional indications, unable to successfully commercialize it in the United States for a number of reasons, including:

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

Sales of gammaCore outside the United States represent a substantial portion of our net sales. In 2012, we began selling gammaCore in the EU through distributors. We sell gammaCore directly in four countries in the EU and through distributors and agents located in Munich, Germany and Leeds, U.K. The sale and shipment of gammaCore across international borders, as well as the purchase of components from international sources, subjects us to U.S. and foreign governmental trade, import and export, and customs regulations and laws.

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

The administration of President Trump has publicly supported potential trade proposals, including import tariffs and other tariffs, including the U.S. administration’s introduction of tariffs on China and China’s retaliatory tariffs on certain products from the United States, as well as modifications to international trade policy and other changes that may affect U.S. trade relations with other countries. We source a significant amount of the components used in gammaCore from Chinese sources so any tariffs or other trade restrictions impacting the import of these components from China could have a material adverse impact on us.

In addition, the COVID-19 pandemic has caused many countries to restrict certain manufacturing activities and has severely disrupted the movement of certain goods. As a result, our distributors, agents, and suppliers may not have the materials, capacity, or capability to operate as our business ordinarily requires.

Additionally, our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

Our loan pursuant to the Paycheck Protection Program, or the PPP, could be audited by U.S. regulatory authorities. An adverse finding thereunder could require us to return the full amount of the loan, and potentially subject us to fines and penalties.

Because the COVID-19 pandemic affected, among other things, our access to prescribing physicians and their access to headache patients, on March 23, 2020 we suspended our earlier full-year revenue guidance until we could better understand the trajectory of our business, as well as announcing a reduction in our activities, and adjusting our cash runway expectations in response to the potential adverse impact caused by the COVID-19 pandemic.. Compared to our earlier expectations, we believe that our results for the quarter ended March 31, 2020 reflect a negative impact from, among other things, the global pandemic. Moreover, our expectations for the remainder of 2020 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic, which we believe may also have had an adverse effect on our access to debt and equity capital markets. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains somewhat uncertain. In addition, the report of our auditors covering our consolidated financial statements at December 31, 2019 contained an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raised substantial doubt about our ability to continue as a “going concern”. It was in this context that we believed we had a good faith basis that the economic uncertainty and negative impact on us and the economy as a whole due to the COVID-19 pandemic made an application for a loan pursuant to the PPP, under the Coronavirus Aid, Relief, and Economic Security Act, necessary for the support of our ongoing operations in the current economic environment.

On May 4, 2020, we entered into a PPP loan with Citibank, N.A. in an aggregate principal amount of approximately $1.4 million. On April 23, 2020, the Small Business Administration, or SBA, issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP. Subsequently, on April 28, 2020 the Secretary of the Treasury and SBA announced that the government will review all PPP loans above $2 million in principal for which the borrower applies for forgiveness. On May 13, 2020, the SBA issued further guidance relating to the required necessity certification which provides a limited safe harbor for companies that received PPP loans having less than $2 million in principal to the effect that they will be deemed to have made the required certification concerning the necessity of the loan request in good faith. Nonetheless, should we be audited or reviewed by the U.S. Department of the Treasury as a result of filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the PPP loan, which could reduce our liquidity, and potentially subject us to fines and penalties. Official guidance and interpretations of the requirements of the program have been limited and have been changing over time. Despite our good-faith belief that we properly satisfied all eligibility requirements for the PPP loan and the recently published, limited safe-harbor, there has been increasing scrutiny of public companies that received loans, and there can be no assurance that we will not become subject to regulatory or other scrutiny by the SBA, the Department of the Treasury or any other regulatory, administrative, legislative or governmental authority, including a request or requirement for re-payment of some or all of the loan.

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

Our potential revenue in the United Kingdom is substantially dependent on government funding arrangements

In the United Kingdom, an award from the Innovation Technology Payment Program of the NHS and evidence-based recommendations published in December 2019 by NICE offer the potential for us to generate revenue from the treatment of CH. This is the primary commercial channel from which our United Kingdom revenue is derived. The cost of compliance with applicable U.K. laws and regulations could negatively harm us and our business. Additionally, the government funding arrangements provided by the NHS and NICE could be withdrawn if we do not comply with the terms and conditions of such arrangements, or if the programs are not extended or curtailed. Any of these contingencies could have an adverse effect on our potential U.K. revenue.

We rely on third parties to conduct and support clinical trials and investigator - initiated trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We do not independently conduct clinical trials for our product candidates. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Currently, we have an number of ongoing investigator-initiated trials, or IITs, including an IIT for nVNS stimulation in COVID-19 patients in Spain, and plans for additional IITs in the United States. Our reliance on third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. Furthermore, some of the sites for our investigator-initiated trials are outside the United States. The performance of these sites may be adversely affected by various issues, including less advanced medical infrastructure, lack of familiarity with conducting clinical trials in accordance with U.S. standards, insufficient training of personnel, communication difficulties or change in local regulations. We remain responsible for ensuring that clinical trials are conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires us to comply with GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected. Furthermore, these third parties may also have relationships with other entities, including our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory clearance or approval for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

We also may rely on other third parties to store and distribute supplies for clinical trials. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory clearance or approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenues.

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

The manufacturing process requires lengthy lead times during which electronic components of our gammaCore therapy may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of adverse financial impact of inventory obsolescence comparatively. In addition, as of March 31, 2020 we had approximately $6.9 million of inventory. Our inventory significantly exceeds current demand for the gammaCore therapy, which also could result in an increased risk of adverse financial impact from inventory obsolescence.

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

•

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

As is the case with other pharmaceutical and medical device companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, the United States has enacted and is currently implementing wide-ranging patent reform legislation. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith Act was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switched the United States patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had conceived or reduced to practice the invention earlier. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We recently submitted an Emergency Use Authorization, or EUA, application to the FDA to facilitate the study and clinical use of gammaCore Sapphire nVNS therapy for respiratory symptoms associated with COVID-19. However, there can be no assurance as to the timing of the review of an EUA submission nor whether the EUA ultimately will be granted.

On April 2, 2020, we announced the submission of an EUA application to the FDA to facilitate the study and clinical use of gammaCore Sapphire nVNS for respiratory symptoms associated with COVID-19. Although we believe that clinical data from certain pilot studies may suggest a possible benefit for patients with respiratory distress associated with COVID-19, it should be noted that preclinical and clinical data are often susceptible to varying interpretations and analyses, and that such data may not be adequate for the FDA to issue an EUA. It should also be noted that to date no randomized clinical trials have been performed utilizing gammaCore in patients with COVID-19. There can also be no assurance as to whether the EUA ultimately will be granted, and what impact, if any, an EUA for gammaCore Sapphire will have on us, our business, operations or financial condition.

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

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with the FDA’s QSR, and International Standards Organization, or ISO, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	unanticipated expenditures to address or defend such actions
•	customer notifications for repair, replacement, refunds;
•	recall, detention or seizure of our products;operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for 510(k) clearance or PMA approval of new products or modified products;
•	operating restrictions;
•	withdrawing 510(k) clearances on PMA approvals that have already been granted;
•	refusal to grant export approval for our products; or
•	criminal prosecution.

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

•

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

These compliance periods may be subject to delay due to temporary and generally applicable COVID-related relief from certain Nasdaq listing standards.

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

As described in Item 1. Legal Proceedings, we and certain of our present and past directors and officers have been named in putative securities class action lawsuits alleging violations of the Securities Act of 1933, or Securities Act, and the Exchange Act. We are generally required to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. We also have certain contractual indemnification obligations to the underwriters of our initial public offering, or IPO, regarding the securities class action lawsuits. While a certain amount of insurance coverage may be available for expenses or losses associated with these lawsuits, this coverage may not be sufficient. Although we plan to defend the lawsuits vigorously, there can be no assurances that favorable final outcomes will be obtained. Based on information currently available, we are unable to determine the reasonable probability of loss or a range of potential loss, and accordingly, we have not established an accrual for potential losses, if any, that could result from any unfavorable outcome, and there can be no assurance that these litigation matters, as well as any other lawsuits that might be brought by stockholders, will not result in substantial defense costs and/or judgments or settlements that could have a materially adverse impact on our financial position, results of operations and cash flows.

We have broad discretion to determine how to use most of our financial resources and may use them in ways that may not enhance our operating results or the price of our common stock.

Our management has broad discretion over the use of most of our financial resources, including proceeds from our IPO, the stock purchase agreement we entered into with Lincoln Park Capital Fund, LLC, and our April 2020 private placement, and we could spend such proceeds in ways our stockholders may not agree with or that do not yield a favorable return, if at all. If we do not invest or apply our financial resources, including the proceeds from our IPO and such purchase agreement in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us or our business. If any of the analysts who cover us were to cease publishing research or reports about our business or were to issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Additionally, the holders of approximately 14.6 million shares of our outstanding common stock, including shares issuable upon exercise of outstanding options and warrants, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules. Sales of registered securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our ability to sell shares to Lincoln Park and obtain funds under the Purchase Agreement is limited by the terms and conditions in the Purchase Agreement, including restrictions on the amounts we may sell to Lincoln Park at any one time, and a limitation on our ability to sell shares to Lincoln Park to the extent that it would cause Lincoln Park to beneficially own more than 4.99% of our outstanding shares of common stock. Additionally, we will only be able to sell or issue to Lincoln Park a number of shares equal to 19.99% of the shares of common stock outstanding on the date of the Purchase Agreement unless we obtain shareholder approval to do so, or Approval, or the issuances and sales of shares of our common stock pursuant to the Purchase Agreement are not deemed to be “below market” as determined under the applicable rules of the Nasdaq. We are seeking stockholder Approval at our upcoming annual meeting scheduled for June 12, 2020, but there can be no assurance that such Approval will be obtained. For these reasons, we currently do not, and may not in the future, have access to the full amount otherwise available to us under the Purchase Agreement. In addition, any amounts we sell under the Purchase Agreement may not satisfy all of our funding needs, even if we are able and choose to sell and issue all of our common stock otherwise issuable pursuant to the Purchase Agreement.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 15, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates, including Core Ventures II, LLC and Core Ventures IV, LLC, entities controlled by two of our directors, Joseph P. Errico and Thomas J. Errico, M.D., and Merck Global Health Innovation Fund, LLC, beneficially owned, including shares issuable upon the exercise or delivery of options, warrants, restricted stock units and deferred stock units that are currently vested or will vest within 60 days from the date hereof, an approximately 13.2 million shares of our voting stock which represents approximately 43.8% of our outstanding voting stock (treating all such vested options, warrants, restricted stock units and deferred stock units held by such persons as outstanding). These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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
•

any action asserting a claim against us that is governed by the internal-affairs doctrine,in each case provided that the Chancery Court has subject matter jurisdiction. If the Chancery Court does not have subject matter jurisdiction, then such actions may be brought in any state court located in the state of Delaware, or State Courts, or, if and only if the State Courts lack subject matter jurisdiction, in the federal district court for the District of Delaware.

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

Through March 31, 2020, we used:

(i)

approximately $8.0 million to fund activities related to commercialization of our gammaCore products which included hiring additional territory business managers as well as patient and professional promotional activities across multiple media channels,

(ii)	approximately $4.3 million to fund expansion of our clinical program into additional indications in headache and rheumatology,

(iii)	approximately $4.0 million for the build out of our specialty distribution channel for the launch of gammaCore Sapphire, and
(iv)	approximately $48.3 million for working capital, including inventory, and other corporate purposes.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)

Given the timing of the events, the following information is included in this Form 10-Q pursuant to Items 1.01 and 3.02 of Current Report on Form 8-K in lieu of filling a Current Report on Form 8-K.

On May 14, 2020, we entered into the SPA with our legal counsel, pursuant to which we agreed to issue 1,564,345 shares of common stock, par value $0.001 per share, to our counsel at a purchase price of $0.99 per share. The Purchase Price is equal to the “Minimum Price” as defined in the Listing Rules of the Nasdaq Stock Market LLC. Upon issuance to our counsel of the shares in the Private Placement, certain outstanding financial obligations owed to our counsel by the Company will be deemed paid and satisfied in full. The SPA contains customary representations, warranties, and covenants of the Company and our counsel, and the closing of the transaction is subject to customary closing conditions. In addition, our counsel was granted customary registration rights.

The representations, warranties, and covenants in the SPA were made solely for the purpose of the SPA and as of a specific date, are solely for the benefit of the parties to the SPA and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to security holders generally. Security holders should not rely on the representations, warranties, and covenants or descriptions thereof as characterizations of the actual state of facts or condition of the Company. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the SPA, which subsequent information may or may not be fully reflected in our public disclosures.

(b) Not applicable.

Item 6. EXHIBITS

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1

Certificate of Incorporation of electroCore, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 as filed with the Commission on May 15, 2020.)

3.2	Bylaws of electroCore, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 as filed with the Commission on May 15, 2020.

10.1	Paycheck Protection Program Note between electroCore, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K as filed with the Commission on May 6, 2020.)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 15, 2020	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)