Form 10-Q
period 2020-06-30
electroCore, Inc.
filed 2020-08-13
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

As of August 10, 2020 the registrant had 44,525,853 shares of common stock outstanding.

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

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,863,128	$13,563,791
Marketable securities	3,997,208	10,495,350
Accounts receivable, net	119,486	496,140
Inventories, net	761,301	890,992
Prepaid expenses and other current assets	179,630	1,087,111
Total current assets	19,920,753	26,533,384
Inventories, non-current	6,208,157	6,020,180
Property and equipment, net	290,811	345,236
Operating lease right of use assets	1,245,201	1,430,641
Other assets	993,694	1,132,238
Total assets	$28,658,616	$35,461,679
Liabilities and Equity
Current liabilities:
Accounts payable	$1,872,914	$5,208,979
Accrued expenses and other current liabilities	2,154,573	3,337,379
Note payable	552,410	111,878
Current portion of operating lease liabilities	495,985	486,445
Total current liabilities	5,075,882	9,144,681
Noncurrent liabilities:
Operating lease liabilities	1,181,768	1,419,880
Note payable, non-current	858,114	—
Total liabilities	7,115,764	10,564,561
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at June 30, 2020 and December 31, 2019; 38,815,145 shares issued and outstanding at June 30, 2020 and 29,835,183 shares issued and outstanding at December 31, 2019	38,815	29,835
Additional paid-in capital	117,154,945	107,752,066
Accumulated deficit	(96,179,975)	(83,479,098)
Accumulated other comprehensive loss	(106,543)	(41,295)
Total electroCore, Inc. stockholders' equity	20,907,242	24,261,508
Noncontrolling interest	635,610	635,610
Total equity	21,542,852	24,897,118
Total liabilities and equity	$28,658,616	$35,461,679

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net sales	$752,955	$622,743	$1,486,726	$1,032,344
Cost of goods sold	272,986	254,440	571,101	412,232
Gross profit	479,969	368,303	915,625	620,112
Operating expenses:
Research and development	1,030,530	2,510,429	2,553,644	5,970,252
Selling, general and administrative	5,273,329	9,387,934	11,834,055	20,390,932
Restructuring and other related charges	99,606	849,792	464,606	849,792
Total operating expenses	6,403,465	12,748,155	14,852,305	27,210,976
Loss from operations	(5,923,496)	(12,379,852)	(13,936,680)	(26,590,864)
Other (income)/expense
Interest and other income, net	(11,765)	(279,332)	(74,741)	(645,506)
Other expense	687	—	9,828	16,692
Total other (income)/expense	(11,078)	(279,332)	(64,913)	(628,814)
Loss before income taxes	(5,912,418)	(12,100,520)	(13,871,767)	(25,962,050)
Benefit from income taxes (see Note 15)	1,170,890	—	1,170,890	—
Net loss	$(4,741,528)	$(12,100,520)	$(12,700,877)	$(25,962,050)
Net loss per share of common stock - Basic and Diluted (see Note 14)	$(0.13)	$(0.41)	$(0.38)	$(0.89)
Weighted average common shares outstanding - Basic and Diluted (see Note 14)	36,658,797	29,341,574	33,216,512	29,330,442

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(4,741,528)	$(12,100,520)	$(12,700,877)	$(25,962,050)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(109,337)	(55,369)	(64,015)	(11,794)
Unrealized (loss)/gain on securities, net of taxes as applicable	(7,059)	16,271	(1,233)	56,409
Other comprehensive (loss) income	(116,396)	(39,098)	(65,248)	44,615
Comprehensive loss	$(4,857,924)	$(12,139,618)	$(12,766,125)	$(25,917,435)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common		Additional		Accumulated other	Total electroCore, Inc.
	Stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	Total
	Shares	Amount	capital	deficit	income	equity	interest	equity
Balances as of December 31, 2018	29,450,035	$29,450	$103,791,013	$(38,331,215)	$60,843	$65,550,091	$635,610	$66,185,701
Net loss	—	—	—	(13,861,530)	—	(13,861,530)	—	(13,861,530)
Other comprehensive income	—	—	—	—	83,713	83,713	—	83,713
Issuance of warrants in settlement of lawsuit	—	—	16,692	—	—	16,692	—	16,692
Issuance of stock related to employee compensation plans, net of forfeitures	183,205	183	(183)	—	—	—	—	—
Stock based compensation	—	—	744,032	—	—	744,032	—	744,032
Balances as of March 31, 2019	29,633,240	29,633	104,551,554	(52,192,745)	144,556	52,532,998	635,610	53,168,608
Net loss	—	—	—	(12,100,520)	—	(12,100,520)	—	(12,100,520)
Other comprehensive income	—	—	—	—	(39,098)	(39,098)	—	(39,098)
Stock based compensation	(51,549)	(52)	726,851	—	—	726,799	—	726,799
Balances as of June 30, 2019	29,581,691	$29,581	$105,278,405	$(64,293,265)	$105,458	$41,120,179	$635,610	$41,755,789

Balances as of December 31, 2019	29,835,183	$29,835	$107,752,066	$(83,479,098)	$(41,295)	$24,261,508	$635,610	$24,897,118
Net loss	—	—	—	(7,959,349)	—	(7,959,349)	—	(7,959,349)
Other comprehensive income	—	—	—	—	51,148	51,148	—	51,148
Equity financing commitment fee*	461,676	462	(462)	—	—	—	—	—
Issuance of stock related to employee compensation plans, net of forfeitures	124,568	125	(125)	—	—	—	—	—
Share based compensation	—	—	744,865	—	—	744,865	—	744,865
Balances as of March 31, 2020	30,421,427	30,422	108,496,344	(91,438,447)	9,853	17,098,172	635,610	17,733,782
Net loss	—	—	—	(4,741,528)	—	(4,741,528)	—	(4,741,528)
Other comprehensive income	—	—	—	—	(116,396)	(116,396)	—	(116,396)
Issuance of stock (see Note 13)	8,028,372	8,028	7,823,507	—	—	7,831,535	—	7,831,535
Equity financing commitment fee*	181,273	181	(181)	—	—	—	—	—
Financing fees	—	—	(167,299)	—	—	(167,299)	—	(167,299)
Issuance of stock related to employee compensation plans, net of forfeitures	184,073	184	(184)	—	—	—	—	—
Share based compensation	—	—	1,002,758	—	—	1,002,758	—	1,002,758
Balances as of June 30, 2020	38,815,145	$38,815	$117,154,945	$(96,179,975)	$(106,543)	$20,907,242	$635,610	$21,542,852

* Reflects commitment shares issued in accordance with the Company's equity facility purchase agreement with Lincoln Park Capital. For additional information see Note 13. Lincoln Park Stock Purchase Agreement.

See accompanying notes to unaudited condensed consolidated financial statements

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,700,877)	$(25,962,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,747,623	1,470,831
Depreciation and amortization	193,687	53,632
Amortization of marketable securities discount	(1,396)	(358,640)
Cloud computing arrangement implementation costs	—	(969,424)
Legal expense settled with stock	156,434	—
Net noncash lease expense	(50,270)	254,524
Noncash portion of litigation settlement	—	16,692
Other	10,058	(49,458)
Changes in operating assets and liabilities:
Accounts receivable, net	376,654	(233,370)
Inventories	(58,286)	(3,049,607)
Prepaid expenses and other current assets	897,481	1,310,587
Accounts payable	(1,787,364)	(141,786)
Accrued expenses and other current liabilities	(1,182,806)	(58,340)
Net cash used in operating activities	(12,399,062)	(27,716,409)
Cash flows from investing activities:
Purchase of marketable securities	(3,998,604)	(20,290,317)
Proceeds from maturities of marketable securities	10,500,000	49,266,223
Purchases of property and equipment	—	(72,825)
Net cash provided by investing activities	6,501,396	28,903,081
Cash flows from financing activities:
Proceeds from shares issued, net of related expenses	5,959,101	—
Proceeds from note issued	1,410,524	—
Repayments of note issued	(111,878)	—
Net cash provided by financing activities	7,257,747	—
Effect of changes in exchange rates on cash and cash equivalents	(60,744)	(54,972)
Net increase in cash and cash equivalents	1,299,337	1,131,700
Cash and cash equivalents – beginning of period	13,563,791	7,600,284
Cash and cash equivalents – end of period	$14,863,128	$8,731,984

Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$1,170,890	$—
Interest paid	$5,797	$—
Income taxes paid	$4,666	$27,795

Supplemental schedule of noncash activity:
Prepaid lease payments included in right of use assets	$—	$68,059
Capitalized cloud computing arrangement costs included in accrued expenses and other liabilities	$—	$145,144
Accounts payable paid through issuance of common stock	$1,548,702	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. The Company

electroCore, Inc. (“electroCore” or the “Company”) is a medical device company, engaged in the commercialization and development of a platform non-invasive Vagus Nerve Stimulation (“nVNS”) therapy that can be self-administered by patients. electroCore was founded in 2005 and has primarily focused on headache conditions (migraine and cluster headache). In July 2020, the U.S. Food and Drug Administration (“FDA”) granted the Company an Emergency Use Authorization (EUA) authorizing the use of the Company’s gammaCore Sapphire™ CV nVNS therapy at home or in a healthcare setting to acutely treat adult patients with known or suspected COVID-19 who are experiencing exacerbation of asthma-related dyspnea and reduced airflow, and for whom approved drug therapies are not tolerated or provide insufficient symptom relief.

electroCore, headquartered in New Jersey, has two wholly owned subsidiaries: electroCore Germany GmbH, and electroCore UK Ltd. Effective April 30, 2020, the Company has ceased its operations in Germany, although sales to Germany are still supported by electroCore UK Ltd. In addition, an affiliate, electroCore (Aust) Pty Limited (“electroCore Australia”), is subject to electroCore’s control on a basis other than voting interests and is a variable interest entity (“VIE”), for which electroCore is the primary beneficiary.

Note 2.  Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

(b)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of electroCore and its wholly owned subsidiaries. electroCore Australia, a VIE for which electroCore is the primary beneficiary, is also consolidated with the non-controlled equity presented as non-controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, trade credits, rebates, co-payment assistance and sales returns; valuation of inventory, stock compensation, and contingencies.

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

(f)	Recent Accounting Standards Not Yet Adopted

In December 2019, the FASB issued an update to simplify the accounting for income taxes and improve consistent application by clarifying or amending existing guidance. This guidance is effective for the year ended December 31, 2021. The Company does not expect this guidance to have a material impact on its consolidated financial statements upon adoption.

Note 3. Risks and Uncertainties

Going Concern

The Company is subject to risks common to emerging medical device companies, including uncertainties related to commercialization of products and failing to secure additional funding.

The Company has experienced significant net losses, and it expects to continue to incur losses for the near future as it operates its sales and marketing infrastructure, and works to increase market acceptance of its gammaCore therapy for the acute treatment of episodic cluster headache (“eCH”), the prevention of cluster headache, and the preventive and acute treatment of migraine. The Company has never been profitable and has incurred net losses in each year since its inception.

The Company incurred net losses of $4.7 million and $12.7 million for the three and six months ended June 30, 2020, respectively.

On March 27, 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into an equity facility purchase agreement pursuant to which the Company has the right to sell to Lincoln Park shares of common stock having an aggregate value of up to $25.0 million, subject to certain significant limitations and conditions set forth in the purchase agreement (the “LPC Purchase Agreement”).

During the three months ended June 30, 2020, the Company received aggregate proceeds of approximately $6.1 million from sales of common stock to Lincoln Park and private placement transactions. These private placement transactions included sales to certain affiliates and existing shareholders of the Company, including some members of the Company’s board of directors. As of June 30, 2020, the Company had the right to sell under the LPC Purchase Agreement approximately $21.1 million of additional shares of common stock. Subsequent to June 30, 2020, the Company received net aggregate proceeds of approximately $10.3 million from sales of common stock to Lincoln Park transacted under the LPC Purchase Agreement.

On May 14, 2020, the Company entered into a Securities Purchase Agreement (Agreement) with its legal counsel pursuant to which it issued 1,564,345, shares of common stock, at a purchase price of $0.99 per share. Upon issuance of the shares, certain of the Company’s outstanding financial obligations to such legal counsel were deemed paid and satisfied in full.

In May 2020, the Company received $1.4 million in connection with its Paycheck Protection Program (“PPP”) loan under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of certain expenses and loan recipients maintaining their payroll levels over certain required thresholds under the PPP. The terms of any forgiveness also may be subject to further requirements in any regulations and guidelines the Small Business Administration (“SBA”) may adopt. No assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. Official guidance and interpretations of the requirements of the program have been limited and have been changing over time. Despite the Company’s good-faith belief that it properly satisfied all eligibility requirements for the PPP loan, there has been increasing scrutiny of public companies that received loans, and there can be no assurance that the Company will not become subject to regulatory or other scrutiny, including a request or requirement for re-payment of some or all of the loan.

The Company may be eligible, from time to time, to receive cash from the sale of its Net Operating Losses under the State of New Jersey’s NOL Transfer Program. On May 6, 2020, the Company received a net cash amount of approximately $1.2 million from the sale of its state NOLs and research and development tax credits for the year ended December 31, 2018.

The Company’s expected cash requirements for 2020 and beyond are based on the commercial success of its products and its ability to reduce operating expenses. There are significant risks and uncertainties as to its ability to achieve these operating results, including as a result of the adverse impact on its headache business from the COVID-19 pandemic and potential significant investment necessary to generate potential sales of gammaCore Sapphire™ CV. Due to these risks and uncertainties, the Company may need to reduce its activities significantly more than in its current operating plan and cash flow projections assume in order to fund its operations beyond one year of the date these financial statements are issued. There can be no assurance that the Company will have sufficient cash flow and liquidity to fund its planned activities, which could force it to significantly reduce or curtail its activities and, ultimately, potentially cease operations.

There is no assurance that the Company will generate sufficient funding through its operating results or financing activity, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue (i) in the U.S. from the Department of Veterans Affairs and Department of Defense pursuant to its qualifying contract under the Federal Supply Schedule and open market sales to individual Department of Veterans Affairs facilities and (ii) in the United Kingdom from the National Health Service. Net sales from these two channels represented 83.2% and 87.7% of the Company’s net sales for the three and six months ended June 30, 2020, and 95.3% and 93.0% for the three and six months ended June 30, 2019, respectively.

Foreign Currency Exchange Risks

The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in functional currency values of its foreign currency denominated assets, liabilities, and cash flows.

COVID-19 Risks and Uncertainties

The Company is monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact business partners. While the Company began to experience disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic, it is unable to predict the full impact that the COVID-19 pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets.

In addition, because the COVID-19 pandemic affected, among other things, our access to prescribing physicians and their access to headache patients, on March 23, 2020 we suspended our earlier full-year revenue guidance until we could better understand the trajectory of our business, as well as announcing a reduction in our activities, and adjusting our cash runway expectations in response to the potential adverse impact cause by the COVID-19 pandemic. Compared to our earlier expectations, we believe that our results for the six months ended June 30, 2020 reflect a negative impact from, among other things, the global pandemic. Moreover, our expectations for the remainder of 2020 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic, which we believe may also have had an adverse effect on our access to debt and equity capital markets. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains uncertain.

Note 4. Revenue Recognition

Geographical Net Sales

The following table presents net sales disaggregated by geographic area:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Geographic Market
United States	$502,801	$438,235	$958,710	$714,700
Europe	246,504	180,706	522,716	307,126
Other	3,650	3,802	5,300	10,518
Total Net Sales	$752,955	$622,743	$1,486,726	$1,032,344

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

Generally, agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Contract Balances

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Accordingly, under ASC 606, the Company’s contracts with customers did not give rise to contract assets or liabilities during the three and six months ended June 30, 2020 and 2019.

Note 5.  Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of June 30, 2020 and December 31, 2019.

As of June 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$14,863,315	$—	$(187)	$14,863,128

U.S. Treasury Bonds	$3,998,604	$—	$(1,396)	$3,997,208
Total marketable securities	$3,998,604	$—	$(1,396)	$3,997,208

Total cash, cash equivalents, and marketable securities	$18,861,919	$—	$(1,583)	$18,860,336

As of December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$13,564,252	$—	$(461)	$13,563,791

U.S. Treasury Bonds	$10,494,539	$811	$—	$10,495,350
Total marketable securities	$10,494,539	$811	$—	$10,495,350

Total cash, cash equivalents, and marketable securities	$24,058,791	$811	$(461)	$24,059,141

Note 6.  Fair Value Measurements

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
June 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$14,863,128	$14,863,128	$—	$—
Marketable Securities:
U.S. treasury bonds	3,997,208	3,997,208
Total	$18,860,336	$18,860,336	$—	$—

		Fair Value Hierarchy
December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$13,563,791	$13,563,791	$—	$—
Marketable Securities:
U.S. treasury bonds	10,495,350	10,495,350	—	—
Total	$24,059,141	$24,059,141	$—	$—

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and six months ended June 30, 2020 and year ended December 31, 2019. The carrying amount of the Company’s receivables and payables approximate their fair values due to their short maturities.

Note 7.  Inventories

As of June 30, 2020 and December 31, 2019, inventories consisted of the following:

	June 30,	December 31,
	2020	2019
Raw materials	$1,501,680	$1,065,345
Work in process	4,757,077	5,314,763
Finished goods	710,701	531,064
Total inventory	6,969,458	6,911,172
Less: noncurrent	(6,208,157)	(6,020,180)
Total - current	$761,301	$890,992

As of June 30, 2020 and December 31, 2019, the Company’s reserves for obsolete inventory totaled $287,544. The Company records charges for obsolete inventory in cost of goods sold. Noncurrent inventory is comprised of approximately $1.7 million of raw materials and $4.5 million of work in process.

Note 8.  Property and Equipment – Net

Property and equipment, net, as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Machinery and equipment	$393,154	$393,154
Furniture and fixture	309,045	310,820
Computer equipment	20,783	20,783
Leasehold Improvements	8,880	8,880
Property and equipment - gross	731,862	733,637
Less accumulated depreciation and amortization	(441,051)	(388,401)
Property and equipment - net	$290,811	$345,236

Property and equipment depreciation and amortization expense for the three and six months ended June 30, 2020 was $25,750 and $52,650, and $25,522 and $53,632 for the three and six months ended June 30, 2019, respectively.

Note 9.  Leases

For the three and six months ended June 30, 2020, the Company recognized lease expense of $119,650 and $273,034, and $213,631 and $413,285 for the three and six months ended June 30, 2019, respectively. This expense does not include non-

lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

The tables below provide the details of the right of use assets and lease liabilities:

Supplemental Balance Sheet Information for Operating Leases

	June 30, 2020	December 31, 2019
Operating leases:
Operating lease right of use assets	$1,245,201	$1,430,641
Operating lease liabilities:
Current portion of operating lease liabilities	495,985	486,445
Noncurrent operating lease liabilities	1,181,768	1,419,880
Total operating lease liabilities	$1,677,753	$1,906,325
Weighted average remaining lease term (in years)	5.7	5.9
Weighted average discount rate	13.75%	13.75%

Supplemental Statement of Cash Flows Information for Operating Leases

	Six months ended June 30,
	2020	2019
Noncash lease expense	$178,302	$151,771
Change in operating lease liabilities	$(228,572)	$102,753

Future minimum lease payments under non-cancellable operating leases as of June 30, 2020:

Remainder of 2020	$309,378
2021	743,818
2022	337,254
2023	142,892
2024	146,044
2025 and thereafter	676,260
Total future minimum lease payments	2,355,646
Less: Amounts representing interest	(677,893)
Total	$1,677,753

Note 10. Cloud Computing Arrangement

In 2018, the Company entered into a contract to obtain a cloud computing arrangement (“CCA”). In accordance with ASU 2018-15, the implementation costs incurred in the CCA are deferred and recognized as other assets and are amortized to expense over the noncancelable term of the arrangement. The implementation of this CCA was completed on June 30, 2019. Beginning July 1, 2019, the Company went live with the cloud computing Enterprise Resource Planning system and all future related costs are expensed as incurred. In July 2019, the Company began amortizing the related deferred costs over the remaining period of the noncancelable arrangement. Amortization costs for the three and six months ended June 30, 2020 were $70,518 and $141,037, respectively. As of June 30, 2020, and December 31, 2019 the net book value of the CCA was $940,248 and $1,081,284, respectively, and is included under the caption Other assets in the Company’s Condensed Consolidated Balance Sheet. The remaining term of the lease as of June 30, 2020 is three years.

Note 11.  Accrued Expenses and Other Current Liabilities

Accrued expenses as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Accrued professional fees	534,618	1,255,494
Accrued bonuses	559,482	804,082
Other	1,060,473	1,277,803
	$2,154,573	$3,337,379

Note 12.  Notes Payable

Loan Under the PPP

On May 4, 2020, the Company received proceeds of $1.4 million in connection with a promissory note (the “Note”) entered into with Citibank, N.A. (the “Lender”) evidencing an unsecured loan (the “Loan”) under the PPP. The PPP is a program of the SBA established under the CARES Act. Under the PPP, the proceeds of the Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments (“Qualifying Expenses”). The Company intends to use the entire Loan amount for Qualifying Expenses under the PPP.

The interest rate on the Loan is 1.0% per annum. The Note matures on May 2, 2022. On December 2, 2020 (the “First Payment Date”), the Company is required to pay all accrued interest under the Loan that is not forgiven in accordance with the terms of the PPP. Additionally, on the First Payment Date and on the second day of each month thereafter until May 2, 2022, the Company must make equal monthly payments of the amount of principal under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Company intends to apply for loan forgiveness under the guidelines of the SBA, which would result in a delay or may eliminate the repayment period, if accepted in whole or in part by the Lender and SBA. The Note contains events of default and other conditions customary for a Note of this type.

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

The Company has accounted for the Loan in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470, Debt. Accordingly, the Loan is reflected as a liability on its Condensed Consolidated Balance Sheet as of June 30, 2020. The Company will record a gain if the Loan is forgiven.

Note 13. Stockholders’ Equity

Lincoln Park Purchase Agreement

On March 27, 2020, the Company and Lincoln Park entered into an equity facility purchase agreement pursuant to which the Company has the right to sell to Lincoln Park shares of common stock having an aggregate value of up to $25,000,000, subject to certain limitations and conditions set forth in the purchase agreement.

Upon entering into the purchase agreement with Lincoln Park, the Company issued an aggregate of 461,676 shares of common stock to Lincoln Park as a commitment fee. The fair value of these shares on the date of issuance was approximately $186,300. In addition, the purchase agreement provides that the Company will issue Lincoln Park an aggregate of 230,838 additional shares of common stock as a further commitment fee based on the first $5,000,000 of shares of common stock issued to Lincoln Park under the Purchase Agreement as Purchase Shares (as such term is defined in the purchase agreement with Lincoln Park). The Company will not receive any cash proceeds from the issuance of any of the foregoing commitment shares. The net proceeds under the purchase agreement to the Company will depend on the frequency and prices at which shares of common stock are sold to Lincoln Park. Actual sales of shares of common stock to Lincoln Park under the purchase agreement and the amount of such net proceeds will depend on a variety of factors, including market conditions, the trading price of the common stock and determinations by the Company as to other available and appropriate sources of funding for the Company. The Company expects to use the proceeds from this agreement for general corporate purposes and working capital.

During the three and six months ended June 30, 2020, the Company sold 3,900,000 shares of common stock under the LPC Purchase Agreement, resulting in aggregate proceeds of approximately $3.9 million to the Company. In accordance with the LPC Purchase Agreement, the Company issued an additional 181,273 shares of its common stock to Lincoln Park as a commitment fee. As of June 30, 2020, an additional 49,565 commitment fee shares remain issuable under the LPC Purchase Agreement. See Note 19, Subsequent Events, regarding certain sales to Lincoln Park under the Purchase Agreement subsequent to June 30, 2020.

Other Securities Purchase Agreements

On April 14, 2020, the Company entered into a Securities Purchase Agreement (“First SPA”) with certain accredited investors pursuant to which the Company agreed to sell an aggregate of 2,058,822 shares of common stock at a purchase price of $0.85 per share for aggregate proceeds to the Company of approximately $1.75 million. Each of the purchasers was an affiliate and/or existing shareholder of the Company, including some members of the Company’s board of directors. In addition, the purchasers were granted customary registration rights as further described in the First SPA.

On May 14, 2020, the Company entered into a Securities Purchase Agreement (“Second SPA”) with its legal counsel pursuant to which the Company agreed to issue 1,564,345 shares of common stock, at a purchase price of $0.99 per share. Upon issuance of the shares, certain outstanding financial obligations of the Company owed to its legal counsel were deemed paid and satisfied in full. In addition, the Company’s legal counsel was granted customary registration rights as further described in the Second SPA. During the three and six months ended June 30, 2020, the Company recorded a non-cash charge of $156,434 in connection with this transaction.

On May 18, 2020, the Company entered into a third Securities Purchase Agreement (“Third SPA”) with certain accredited investors pursuant to which the Company agreed to sell an aggregate of 505,205 shares of common stock at a purchase price of $0.9178 per share, for aggregate proceeds to the Company of approximately $0.45 million. In addition, the purchasers were granted customary registration rights as further described in the Third SPA.

Note 14.  Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Restricted stock and unit awards, and stock options have not been included in the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect.

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Six months ended June 30,
	2020	2019
Outstanding stock options	4,606,407	2,772,209
Nonvested restricted stock and unit awards	1,433,866	2,829,492
Stock purchase warrants	715,199	715,199

Note 15. Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its Net Operating Losses (“NOLs”) under the State of New Jersey’s NOL Transfer Program. On May 6, 2020, the Company received a net cash amount of approximately $1.2 million from the state NOLs and research and development tax credits for the year ended December 31, 2018. These sale proceeds are included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020 under the caption Benefit from income taxes. There was no provision for or benefit from income taxes for the three and six months ended June 30, 2019.

Note 16.  Stock Based Compensation

The following table presents a summary of activity related to stock options during the six months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2020	3,131,266	$8.53	8.9	*
Granted	1,844,298	1.28		*
Exercised	—	—
Cancelled	(369,157)	11.00		*
Outstanding, June 30, 2020	4,606,407	$7.10	8.8	*
Exercisable, June 30, 2020	1,892,209	$11.66	8.1	*
* de minimis

The intrinsic value is calculated as the difference between the fair market value at June 30, 2020 and the exercise price per share of the stock options. The options granted to employees generally vest over a four-year period.

The following table presents a summary of activity related to restricted stock awards (“RSAs”) granted during the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested January 1, 2020	127,505	$8.09
Granted	—	—
Vested	(50,378)	9.58
Cancelled	(19,806)	9.48
Nonvested, June 30, 2020	57,321	$6.30

In general, RSAs granted to employees vest over a four-year period.

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2020	1,241,493	$2.86
Granted	732,140	0.91
Vested	(328,447)	2.85
Cancelled	(268,641)	4.08
Nonvested, June 30, 2020	1,376,545	$1.59

In general, Stock Units granted to employees vest over two to four-year periods.

In general, annual share based compensation awards granted to the Company’s non-executive directors vest over one year, and inaugural share based compensation awards vest over three years.

   The Company recognized stock compensation for its equity awards as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Selling, general and administrative	$700,275	$669,741	$1,247,365	$1,108,501
Research and development	$283,222	$62,422	$469,821	$338,978
Cost of goods sold	$19,261	$(5,363)	$30,437	$23,352

Total unrecognized compensation cost related to unvested awards as of June 30, 2020 was $6.4 million and is expected to be recognized over the next 2.6 years.

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three and six months ended June 30, 2020 and 2019 was estimated on the date of grant using the Black-Scholes model. Expected volatility was based on historical volatility of the Company’s common stock. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembles the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the current periods presented were:

	Three months ended June 30, 2020	Six months ended June 30, 2020
Fair value at grant date	$0.90	$0.98
Expected volatility	149.4%	142.1%
Risk-free interest rate	0.5%	0.7%
Expected holding period, in years	6.1	6.1
Dividend yield	—	—

Note 17. Restructuring and Other Related Charges

In January 2020, the Company entered into a separation agreement with a former officer. This agreement required an aggregate severance payment of $190,000 over a six-month period. Also, in January 2020, the Company entered into an agreement with a new employee that requires the unconditional payment of $175,000, in lieu of future severance. Payment is to be made in equal monthly installments over a fourteen-month period. During the three and six months ended June 30, 2020, the Company recorded a charge of $99,606 and $464,606, respectively, in connection with these agreements and other changes that occurred during the three months ended June 30, 2020. This expense is classified as restructuring and other related expense on the Company’s Condensed Consolidated Statements of Operations.

The restructuring and other related charges for the three and six months ended June 30, 2019 of $849,792 were related to the Company’s restructuring plan announced on May 29, 2019.

The following table provides a summary of the Company’s restructuring and other related charges for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Employee separation costs	$81,164	$849,792	$271,164	$849,792
Payment in lieu of severance	—	—	175,000	—
Other restructuring costs	18,442	—	18,442	—
	$99,606	$849,792	$464,606	$849,792

As of June 30, 2020, $131,667 is payable by the Company in connection with the above described charges. This amount is classified under the caption Accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2020.

Note 18.  Commitments and Contingencies

Stockholders Litigation

On July 8, 2019 and August 1, 2019, purported stockholders of the Company served putative class action lawsuits in the Superior Court of New Jersey for Somerset County, captioned Paul Kuehl vs. electroCore, Inc., et al., Docket No. SOM-L 000876-19 and Shirley Stone vs. electroCore, Inc., et al., Docket No. SOM-L 001007-19, respectively. In addition to the Company, the defendants include present and past directors and officers, Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for its IPO; and two of the Company’s stockholders. On August 15, 2019, the Superior Court entered an order consolidating the Kuehl and Stone actions, which are proceeding under Docket No. SOM-L 000876-19. Each plaintiff was appointed a co-lead plaintiff. The plaintiffs filed a consolidated amended complaint, which sought certification of a class of stockholders who purchased common stock in the IPO or whose purchases are traceable to that offering. The consolidated amended complaint alleged that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act with respect to the registration statement and related prospectus for the IPO. The complaint sought unspecified compensatory damages, interest, costs and attorneys’ fees. On October 31, 2019, the Company filed a motion to dismiss the complaint or in the alternative to stay the action in favor of the pending federal action (discussed below). On February 21, 2020 the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On March 2, 2020 the court entered an amended order dismissing the consolidated amended complaint with prejudice. On March 27, 2020, the plaintiffs filed a notice of appeal with the N.J. Superior Court-Appellate Division. The appeal was fully briefed as of July 17, 2020. The date for argument of the appeal has not yet been set.

On September 26, 2019 and October 31, 2019, purported stockholders of the Company served putative class action lawsuits in the United States District Court for the District of New Jersey captioned Allyn Turnofsky vs. electroCore, Inc., et al., Case 3:19-cv-18400, and Priewe vs. electroCore, Inc., et al., Case 1:19-cv-19653, respectively. In addition to the Company, the defendants include present and past directors and officers, and Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for the IPO. The plaintiffs each seek to represent a class of stockholders who (i) purchased the Company’s common stock in the IPO or whose purchases are traceable to the IPO, or (ii) who purchased common stock between the IPO and September 25, 2019. The complaints each alleged that the defendants violated Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, with respect to (i) the registration statement and related prospectus for the IPO, and (ii) certain post-IPO disclosures filed with the SEC. The complaints sought unspecified compensatory damages, interest, costs and attorneys’ fees.

In the Turnofsky case, on November 25, 2019 several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky.  In addition to the prior claims, the amended complaint adds an additional director defendant and two investors as defendants, adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. The Priewe case was voluntarily dismissed on February 19, 2020.

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

The Company expenses legal fees associated with these stockholder litigations in the period in which they are incurred.

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

Note 19.  Subsequent Events

Finance and Security Agreement

On July 1, 2020, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the “Agreement”). The Agreement provides for a single loan to the Company of $1.1 million, has a seven-month term, and an annual interest rate of 2.18%. The proceeds from this transaction were used to partially fund the premiums due under some of the Company’s insurance policies. The amounts payable are secured by the Company’s rights under such policies.

Sale of Common Stock

In July 2020, the Company sold 5,659,676 shares of the Company’s common stock under its purchase agreement with Lincoln Park, resulting in aggregate proceeds of approximately $10.3 million to the Company. In connection with this sale, and pursuant to the provisions of the LPC Purchase Agreement, the Company issued 49,565 shares of its common stock to Lincoln Park relating to the final balance of the commitment fee under the agreement.

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

Overview

We are a commercial-stage medical device company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy. nVNS is a platform bioelectronic medical therapy that modulates neurotransmitters and immune function through its effects on both the peripheral and central nervous systems. We are initially focused on neurology, and our therapy, gammaCore, is cleared by the U.S. Food and Drug Administration, or FDA, for use by adults for the following four neurology indications: the acute treatment of pain associated with each of migraine and episodic cluster headache, or eCH, the preventive treatment of migraine headache and adjunctive use for the preventive treatment of cluster headaches, or CH. We are also considering the potential for several additional indications for our nVNS technology, which is being studied through a number of investigator-initiated studies.

Following our initial FDA clearance in early 2017, our commercial strategy was to establish gammaCore as a first-line treatment option for the acute treatment of episodic CH in adult patients, who have few alternative treatment options available to them. This strategy was supported by a product registry conducted from July 2017 through June 2018 to build advocacy among key opinion leaders in leading headache centers in the United States, and to generate patient demand in the form of prescriptions submitted to payers. With an earlier-than-anticipated FDA clearance for our acute treatment of migraine indication, we leveraged this advocacy during the registry period as we expanded into migraine, and prepared for a full commercial launch of gammaCore and gammaCore Sapphire for the acute treatment of pain associated with episodic CH and migraine in adult patients, which was accomplished in the third quarter of 2018. With the clearance of adjunctive use for the prevention of CH in December 2018, we continued to build upon our existing base of advocacy and patient support. In March 2020, the FDA cleared gammaCore for the preventive treatment of migraine headache in adult patients.

Recently, we have focused our sales efforts in two channels, the U.S. Department of Veterans Affairs and U.S. Department of Defense, and the United Kingdom. We continue to evaluate strategies to expand commercial adoption of gammaCore, including the potential use of telemedicine and direct to consumer approaches.

Recent Developments

Emergency Use Authorization

In April 2020, we announced that we had submitted an Emergency Use Authorization, or EUA, application to the U.S. Food and Drug Administration, or FDA, to facilitate the study and clinical use of our gammaCore Sapphire™ nVNS therapy for respiratory symptoms associated with COVID-19.

In July 2020, the U.S. Food and Drug Administration FDA granted the Company an EUA authorizing the use the Company’s  gammaCore Sapphire™ CV nVNS therapy at home or in a healthcare setting to acutely treat adult patients with known or suspected COVID-19 who are experiencing exacerbation of asthma-related dyspnea and reduced airflow, and for whom approved drug therapies are not tolerated or provide insufficient symptom relief.

The EUA is supported by the Secretary of Health and Human Service’s declaration that circumstances exist to justify the emergency use of medical devices during the COVID-19 pandemic. This device has not undergone the same type of review as an FDA-approved or cleared device. The FDA may issue an EUA when certain criteria are met, which includes that there are no adequate, approved, or available alternatives. In addition, the FDA decision is based on the totality of scientific evidence available showing that it is reasonable to believe that the device meets certain criteria for safety, performance, and labeling, and that it may be effective in treating patients with COVID-19.

The EUA for the gammaCore Sapphire CV device is in effect for the duration of the COVID-19 pandemic justifying emergency use of these devices, unless terminated or revoked (after which the products may no longer be used). An FDA approved or cleared device should be used instead of the gammaCore Sapphire CV under EUA, when applicable and available.

In the second quarter of 2020, two investigator-initiated clinical trials (“IITs”) of gammaCore Sapphire CV were launched to study patients with a confirmed diagnosis of, or presumed to be, COVID-19, one in Valencia, Spain (“SAVIOR 1”) and the other in Pittsburgh, Pennsylvania (“SAVIOR 2”). These trials are continuing to enroll patients.  Additional trials in the U.S. are being evaluated.

Capital Activities

During the six months ended June 30, 2020, we received aggregate proceeds of approximately $3.9 million through the sales of our common stock to Lincoln Park Capital Fund, LLC, or Lincoln Park. In July 2020, we received aggregate proceeds of $10.3 million through additional sales of our common stock to Lincoln Park.

During the three months ended June 30, 2020, we received aggregate proceeds of $2.2 million through sale of our common stock in private placement transactions to certain affiliates and existing shareholders of the Company, including certain members of our board of directors.

In May 2020, we received approximately $1.4 million pursuant to a loan under the Paycheck Protection Program.

On May 6, 2020, we received a net cash amount of approximately $1.2 million from the sale of our New Jersey state net operating losses and research and development tax credits for the year ended December 31, 2018.

On May 14, 2020, we entered into a Securities Purchase Agreement with our legal counsel pursuant to which we issued 1,564,345 shares of common stock, at a purchase price of $0.99 per share. Upon issuance of the shares, certain of our outstanding financial obligations to our legal counsel were deemed paid and satisfied in full.

Premium II

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

Because the COVID-19 pandemic affected, among other things, our access to prescribing physicians and their access to headache patients, on March 23, 2020 we suspended our earlier full-year revenue guidance until we could better understand the trajectory of our business, as well as announced a reduction in our activities, and adjusted our cash runway expectations in response to the potential adverse impact caused by the COVID-19 pandemic. Compared to our earlier expectations, we believe that our results for the three and six months ended June 30, 2020 reflect a negative impact from, among other things, the global pandemic. Moreover, our expectations for the remainder of 2020 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains uncertain.

In July 2020, the Company received an EUA for use of its gammaCore Sapphire CV nVNS therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. This EUA is expected to remain in effect for the duration of the COVID-19 pandemic justifying emergency use of these devices unless terminated or revoked by the FDA (after which products may no longer be used). The length of the effective period of this EUA is uncertain and the Company may have to incur significant marketing and other expenditures to achieve sales of the gammaCore Sapphire CV. There can be no assurance as to what impact the EUA and potential sales of gammaCore Sapphire CV will have on us, our business operations and financial condition.

Results of Operations

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019

The following table sets forth amounts from our consolidated statements of operations for the three months ended June 30, 2020 and 2019:

	For the three months ended June 30,
	2020	2019	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$753.0	$622.7	$130.3
Cost of goods sold	273.0	254.4	18.6
Gross profit	480.0	368.3	111.7
Operating expenses
Research and development	1,030.5	2,510.4	(1,479.9)
Selling, general and administrative	5,273.3	9,387.9	(4,114.6)
Restructuring and other related charges	99.6	849.8	(750.2)
Total operating expenses	6,403.4	12,748.1	(6,344.7)
Loss from operations	(5,923.4)	(12,379.8)	6,456.4
Other (income)/expense
Interest and other income, net	(11.7)	(279.3)	267.6
Other	0.7	-	0.7
Total other (income)/expense	(11.0)	(279.3)	268.3
Loss before income taxes	(5,912.4)	(12,100.5)	6,188.1
Benefit from income taxes	1,170.9	—	1,170.9
Net loss from operations	$(4,741.5)	$(12,100.5)	$7,359.0

Net Sales

Net sales increased 21% for the three months ended June 30, 2020 compared to the prior year period. The increase of $130,300 is due to increased sales to the Veteran Administration and in the United Kingdom. This increase was partially offset by reduced sales in our U.S. commercial channel.

Gross Profit

Gross profit increased $111,700 for the three months ended June 30, 2020 compared to the prior year period. This increase was due to the increase in net sales along with the cost of goods sold activity described immediately below. Gross margin was 64% and 59% for the three months ended June 30, 2020 and 2019, respectively. The increase in gross margin is largely due to the absorption of labor and overhead costs by non-revenue generating units, the reversal of reserves against revenue that were recorded in prior periods, the return of inventory from product that was already in our distribution channel, and product mix.

Research and Development

Research and development expense decreased by $1.5 million or 59% for the three months ended June 30, 2020 compared to the prior year period. This reduction was primarily due to significant reductions in near-term investment in research and development, including the termination of our Premium II clinical trial.

Selling, General and Administrative

Selling, general and administrative expense was $5.3 million and $9.4 million for the three months ended June 30, 2020 and 2019, respectively. This decrease was primarily due to our June 2019 reduction in personnel and non-personnel costs for sales and marketing activities. We intend to continue to evaluate and implement cost reduction strategies as appropriate.

Restructuring and Other Related Charges

Restructuring and other related costs of $99,600 for the three months ended June 30, 2020 consisted primarily of severance related expenses in connection with personnel changes. The restructuring and other related costs for the three months ended June 30, 2019 of $849,800 were related to the Company’s restructuring plan announced on May 29, 2019.

Interest and Other Income, Net

Interest and other income, net of $11,000 and $279,300 for the three months ended June 30, 2020 and 2019, respectively, primarily consisted of interest earned on cash, cash equivalents and marketable securities.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

The following table sets forth amounts from our consolidated statements of operations for the six months ended June 30, 2020 and 2019:

	For the six months ended June 30,
	2020	2019	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$1,486.7	$1,032.3	$454.4
Cost of goods sold	571.1	412.2	158.9
Gross profit	915.6	620.1	295.5
Operating expenses
Research and development	2,553.6	5,970.3	(3,416.7)
Selling, general and administrative	11,834.1	20,390.9	(8,556.8)
Restructuring and other related charges	464.6	849.8	(385.2)
Total operating expenses	14,852.3	27,211.0	(12,358.7)
Loss from operations	(13,936.7)	(26,590.9)	12,654.2
Other (income)/expense
Interest and other income, net	(74.7)	(645.5)	570.8
Other	9.8	16.7	(6.9)
Total other (income)/expense	(64.9)	(628.8)	563.9
Loss before income taxes	(13,871.8)	(25,962.1)	12,090.3
Benefit from income taxes	1,170.9	—	1,170.9
Net loss from operations	$(12,700.9)	$(25,962.1)	$13,261.2

Net Sales

Net sales increased 44% for the six months ended June 30, 2020 compared to the prior year period. The increase of $454,400 is due to increased sales to the Veteran Administration and in the United Kingdom. This increase was partially offset by reduced sales in the U.S. commercial channel.

Gross Profit

Gross profit increased $295,500 for six months ended June 30, 2020 compared to the prior year period. This increase was due to the increase in net sales along with the cost of goods sold activity described immediately below. Gross margin was 62% and 60% for the six months ended June 30, 2020 and 2019, respectively. The increase in gross margin is largely due to the absorption of labor and overhead costs by non-revenue generating units, the reversal of reserves against revenue that were recorded in prior periods, the return of inventory from product that was already in our distribution channel, and product mix.

Research and Development

Research and development expense decreased by $3.4 million, or 57% for the six months ended June 30, 2020 compared to the prior year period. This reduction was primarily due to significant reductions in near-term investment in research and development, including the termination of our Premium II clinical trial.

Selling, General and Administrative

Selling, general and administrative expense decreased by $8.6 million, or 42% for the six months ended June 30, 2020 compared to the prior year period. This decrease was primarily due to our June 2019 reduction in personnel and non-personnel costs for sales and marketing activities. We intend to continue to evaluate and implement cost reduction strategies as appropriate.

Restructuring and other related charges

The restructuring and other-related charges of $464,600 during the six months ended June 30, 2020 primarily consist of severance related expenses in connection with personnel changes in the position of Chief Medical Officer, and other personnel changes that occurred during the three months ended June 30, 2020. The restructuring and other related charges for the six months ended June 30, 2020 of $849,800 were due to the Company’s restructuring plan announced on May 29, 2019.

Interest and Other Income, Net

Interest and other income, net of $74,700 and $645,500 for the six months ended June 30, 2020 and 2019, respectively, primarily consisted of interest earned on cash, cash equivalents and marketable securities.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the six months ended June 30,
	2020	2019
	(in millions)
Net cash (used in) provided by
Operating activities	$(12.4)	$(27.7)
Investing activities	$6.5	$28.9
Financing activities	$7.3	$-

Operating Activities

Net cash used in operating activities was $12.4 million and $27.7 million for the six months ended June 30, 2020 and 2019, respectively. This decrease is primarily due to a decrease in our net loss from operations and less cash being used for the payment of management bonuses in 2020 as compared to 2019.

Investing Activities

Net cash provided by investing activities was $6.5 million and $28.9 million for the six months ended June 30, 2020 and 2019, respectively. This decrease reflects the decline in funds received from the maturity of marketable securities.

Financing Activities

Net cash provided by financing activities was $7.3 million for the six months ended June 30, 2020, primarily representing net cash proceeds of $6.1 million from the issuance of common stock, and $1.4 million from our loan under the Paycheck Protection Program. These positive cash flows were slightly offset by the final payment of $0.1 million made on our July 2019 note related to the partial financing of our insurance premiums. There were no cash flows from financing activities during the prior period.

Contractual Obligations and Commitments

There are no material changes to the contractual obligations and commercial commitments, that were disclosed in our December 31, 2019 audited consolidated financial statements.

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

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses since our inception. We incurred net losses of $12.7 million and $26.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, our accumulated deficit was $96.2 million.

At June 30, 2020, our cash, cash equivalents and marketable securities totaled $18.9 million.

Lincoln Park Purchase Agreement

On March 27, 2020, we entered into a purchase agreement with Lincoln Park giving us the right to sell to Lincoln Park shares of common stock having an aggregate value of up to $25,000,000, subject to certain significant limitations of the amount and timing of any such sales due to terms and conditions set forth in the purchase agreement.

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

Under applicable rules of the Nasdaq Global Select Market, we may not issue or sell to Lincoln Park under the Purchase Agreement more than 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Purchase Agreement, or the Exchange Cap, (or 5,991,912 shares, based on 29,959,565 shares outstanding immediately prior to the execution of the Purchase Agreement), unless (i) stockholder approval, or the Approval, is obtained or (ii) the issuances and sales of common stock pursuant to the Purchase Agreement are not deemed to be “below market” in accordance with the applicable rules of Nasdaq. The Approval was obtained at our 2020 annual meeting of stockholders on June 12, 2020. The Purchase Agreement does not limit our ability to raise capital from other sources at our sole discretion, except that, subject to certain exceptions, we may not enter into any Variable Rate Transaction unless such Variable Rate

Transaction qualifies as an Exempt Issuance (each such term as defined in the Purchase Agreement) during the 36 months after the commencement date of the Purchase Agreement.

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

During the six months ended June 30, 2020, we received aggregate proceeds of approximately $3.9 million through the sale of our common stock to Lincoln Park pursuant to the Purchase Agreement. As of June 30, 2020 we had the right to sell under the Purchase Agreement approximately $21.1 million of additional shares of common stock. In July 2020, we received additional aggregate proceeds of $10.3 million through the further sales of our common stock to Lincoln Park pursuant to the Purchase Agreement.

Other Equity Transactions

During the three months ended June 30, 2020, we received aggregate proceeds of $2.2 million through the sale of our common stock in private placement transactions. These private placement transactions included sales to certain affiliates and existing shareholders of the Company, including some members of our board of directors.

In May 2020, we entered into a Securities Purchase Agreement with our legal counsel pursuant to which we issued 1,564,345 shares of common stock, at a purchase price of $0.99 per share. Upon issuance of the shares, certain of our outstanding financial obligations to our legal counsel were deemed paid and satisfied in full.

Paycheck Protection Program Loan

In May 2020, we entered into a promissory note, or the Note with Citibank, N.A., or the Lender, evidencing an unsecured loan, or the Loan, in the amount of $1.4 million made to us under the Paycheck Protection Program, or the PPP. The loan cash proceeds in this amount were received by us in May 2020. The PPP is a program of the U.S. Small Business Administration or the SBA, established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Under the PPP, the proceeds of the Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments, or Qualifying Expenses. We intend to use the entire Loan amount for Qualifying Expenses under the PPP.

The interest rate on the Loan is 1.0% per annum. The Note matures on May 2, 2022. On December 2, 2020, or the First Payment Date, we are required to pay all accrued interest under the Loan that is not forgiven in accordance with the terms of the PPP. Additionally, on the First Payment Date and on the second day of each month thereafter until May 2, 2022, we must make equal monthly payments of the amount of principal under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. We intend to apply for loan forgiveness under the guidelines set out by the SBA, which would result in a delay or may eliminate the repayment period, if accepted in whole or in part by the Lender and SBA. The Note contains events of default and other conditions customary for a Note of this type.

Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of Qualifying Expenses, and provided certain payroll thresholds are maintained. The terms of any forgiveness also may be subject to further requirements in any regulations and guidelines the SBA may adopt. No assurance can be provided that we will obtain forgiveness of the Note in whole or in part. Official guidance and interpretations of the requirements of the program have been limited and have been changing over time. Despite our good-faith belief that we properly satisfied all eligibility requirements for the PPP loan, there has been increasing scrutiny of public companies that received loans, and there can be no assurance that we will not become subject to regulatory or other scrutiny and a request for re-payment of some or all of the loan.

Sale of Net Operating Losses

We may be eligible, from time to time, to receive cash from the sale of our Net Operating Losses under the State of New Jersey’s NOL Transfer Program. On May 6, 2020 we received a net cash amount of approximately $1.2 million from the sale of our state NOLs and research and development tax credits for the year ended December 31, 2018.

Outlook

We expect to continue to incur substantial negative cash flows from operations for at least the next several years as we commercialize gammaCore. We intend to continue to make targeted investments in building our commercial infrastructure.

In July 2020, we received an EUA for use of its gammaCore Sapphire™ CV nVNS therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. This EUA is expected to remain in effect for the duration of the COVID-19 pandemic justifying emergency use of these devices unless terminated or revoked by the FDA (after which products may no longer be used). The length of the effective period of this EUA is uncertain and the Company may have to incur significant expenditures to achieve sales of the gammaCore Sapphire CV. There can be no assurance as to what impact the EUA and potential sales of gammaCore Sapphire CV will have on us, our business operations and financial condition.

Although we expect that our existing capital resources, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, this estimate is based on assumptions that may prove to be wrong, and could exhaust our available capital resources sooner than we expect. Changes, including those relating to the payer and competitive landscape, our commercialization strategy, our development activities and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly.

We may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations for at least the next 12 months. There is no assurance that we will generate sufficient cash flow and funding through our operating results or the sale of securities or from a strategic transaction or otherwise, raising substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are issued. The inability to generate sufficient cash flow or raise funds through the sources discussed above could have a material adverse effect on our business, results of operations, and financial condition, and could require us to reduce or curtail activities, or cease operations.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the six months ended June 30, 2020.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2020.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of June 30, 2020 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various legal proceedings, including those that may arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted with certainty, other than as set forth below, we are not subject to any material legal proceedings.

On July 8, 2019 and August 1, 2019, purported stockholders of our company served putative class action lawsuits in the Superior Court of New Jersey for Somerset County, captioned Paul Kuehl vs. electroCore, Inc., et al., Docket No. SOM-L 000876-19 and Shirley Stone vs. electroCore, Inc., et al., Docket No. SOM-L 001007-19, respectively. In addition to our company, the defendants include present and past directors and officers, Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for our IPO; and two of our stockholders. On August 15, 2019, the Superior Court entered an order consolidating the Kuehl and Stone actions, which are proceeding under Docket No. SOM-L 000876-19. Each plaintiff was appointed a co-lead plaintiff. The plaintiffs filed a consolidated amended complaint, which sought certification of a class of stockholders who purchased our common stock in our IPO or whose purchases are traceable to that offering. The consolidated amended complaint alleged that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act with respect to the registration statement and related prospectus for the IPO. The complaint sought unspecified compensatory damages, interest, costs and attorneys’ fees. On October 31, 2019, we filed a motion to dismiss the complaint or in the alternative to stay the action in favor of the pending federal action (discussed below). On February 21, 2020 the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On March 2, 2020 the court entered an amended order dismissing the consolidated amended complaint with prejudice. On March 27, 2020, the plaintiffs filed a notice of appeal with the N.J. Superior Court – Appellate Division. The appeal was fully briefed as of July 17, 2020. The date for argument of the appeal has not yet been set.

On September 26, 2019 and October 31, 2019, purported stockholders of our company served putative class action lawsuits in the United States District Court for the District of New Jersey captioned Allyn Turnofsky vs. electroCore, Inc., et al., Case 3:19-cv-18400, and Priewe vs. electroCore, Inc., et al., Case 1:19-cv-19653, respectively. In addition to our company, the defendants include present and past directors and officers, and Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for our IPO. The plaintiffs each seek to represent a class of stockholders who (i) purchased our common stock in our IPO or whose purchases are traceable to the IPO, or (ii) who purchased common stock between the IPO and September 25, 2019. The complaints each alleged that the defendants violated Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, with respect to (i) the registration statement and related prospectus for the IPO, and (ii) certain post-IPO disclosures filed with the SEC. The complaints sought unspecified compensatory damages, interest, costs and attorneys’ fees.

In the Turnofsky case, on November 25, 2019 several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint adds an additional director defendant and two investors as defendants, adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. The Priewe case was voluntarily dismissed on February 19, 2020.

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

In January 2019, we settled a dispute with one of our former advisors, Madison Global Partners, who had filed a complaint against us in the Supreme Court of the State of New York, County of New York (Index No. 652329/2018) as previously reported. As part of that settlement, we paid Madison Global $325,000 and issued to Madison Global and its representatives warrants to purchase in the aggregate 62,181 shares of our common stock at prices ranging from $5.68 per share to $12.60 per share. Substantially all such amounts were accrued in prior accounting periods. (See Note 18 “Commitments and Contingencies” of the notes to our consolidated financial statements in this Quarterly Report.)

Item 1A.

RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report on Form 10-Q occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the SEC on May 15, 2020.

Risks Related to COVID-19

The coronavirus pandemic could have a significant negative impact on our business, revenues, financial condition and results of operations. *

The coronavirus pandemic has severely depressed the level of economic activity around the world. Many businesses and governments are taking preventative or protective actions, including restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of many businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions, voluntary or mandated closures of travel-related businesses, as well as quarantines, shelter-in-place/stay-at-home and social distancing orders.

This coronavirus pandemic has also impacted, and may continue to impact, our headquarters, manufacturing, and warehousing and distribution facilities, as well as those of our third party vendors, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. For example, we have closed our New Jersey corporate office as a result of state-imposed restrictions. The coronavirus pandemic may also impact our ability to sell our products and may increase our costs.

The spread of coronavirus has also caused us to modify our business practices (including social distancing practices, requiring non-essential production related team members to work remotely where possible, restricting business travel, cancelling certain events, and limiting visitor access to our facilities), and we may take further actions as may be required by government authorities or that we determine are necessary or advisable. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our business, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. In addition, work-from-home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it. Implementing new business practices in order to protect employees, vendors and other parties with whom we interact may result in increased costs. Furthermore, even if we follow what we believe to be best practices, there can be no assurance that our measures will prevent the transmission of COVID-19 between employees. Any incidents of actual or perceived transmission may expose us to liability claims, adversely impact employee productivity and morale, and result in negative publicity and reputational harm.

Additionally, our sales and marketing efforts are, and may from time to time be, adversely affected by commercial prescribers’ and other third parties’ protocols for screening and restricting outside visitors and vendors. Officially imposed quarantines and self-quarantines could also interfere with patients’ ability to see a health care provider and obtain our gammaCore therapy.

The degree to which coronavirus impacts our results will continue to depend on future developments that are highly uncertain and cannot be predicted, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and how quickly and to what extent normal economic and operating conditions can resume, if at all. These uncertainties may result in delays or modifications to our plans, initiatives and results.

For the reasons set forth above and other reasons that may come to light due to the coronavirus outbreak and any associated protective or preventative measures, we are unable to reasonably estimate coronavirus’ impact to our business, revenues, financial condition and results of operations. We are similarly unable to predict the degree to which the pandemic impacts our customers, suppliers, vendors, capital markets, and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us.

The impact of coronavirus could also exacerbate other risks discussed below, which could in turn have a material adverse effect on us. Developments related to coronavirus have been rapidly changing, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently.

Finally, our ability to market gammaCore Sapphire CV under the EUA may be adversely affected to the extent that (i) the coronavirus pandemic subsides, regardless of whether or not the EUA is terminated, revoked or expires, and (ii) other treatments or vaccines for coronavirus are developed and made available.

Risk Related to our Financial Position, Operating Results and Need for Additional Capital

We have a history of significant losses. If we do not achieve and sustain profitability, our financial condition could suffer. Our failure to become and remain profitable could negatively impact the results of our operations and your investment. *

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future as we operate our sales and marketing infrastructure, increase market acceptance of our gammaCore therapy, fund our research and development activities, and obtain regulatory clearance or approval for other products or indications in the United States and internationally. We have never been profitable and have incurred net losses in each year since our inception.

We incurred net losses of $12.7 million and $26.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, our accumulated deficit was $96.2 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital.

To become and remain profitable, we must successfully commercialize our gammaCore therapy and continue to identify promising new areas of treatment with significant market potential. This will require us to be successful in a range of challenging activities, which may include obtaining adequate coverage and reimbursement from payers, marketing and selling any current and future product candidates for which we may obtain marketing clearance, approval or authorization, developing commercial scale manufacturing processes, completing future clinical trials of gammaCore for additional therapeutic indications, obtaining additional marketing clearance, approval or authorization from regulatory authorities, manufacturing, and satisfying any post-marketing requirements. We face a variety of challenges and risks that we will need to address and manage as we pursue our strategy, including our ability to achieve adequate payer coverage, develop and retain an effective sales force, achieve market acceptance of gammaCore among physicians, patients and third-party payers, and expand the use of gammaCore to additional therapeutic indications. Because of the numerous risks and uncertainties associated with our commercialization efforts, as well as research and clinical development activities, we are unable to predict the timing or amount of increased expenses, or when, if ever, we will be able to achieve or maintain profitability. We expect to continue to incur substantial net losses and negative cash flows from operations as we commercialize gammaCore. We intend to continue to make targeted investments in building our U.S. commercial infrastructure.

Even if we are able to increase sales of gammaCore, increase adoption of gammaCore therapy among physicians, payers, and patients and achieve desired payer coverage levels, we may not achieve profitability and even if we do, we may not be able to sustain or increase profitability in subsequent periods. If we fail to become profitable or are unable to sustain profitability, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. As of June 30, 2020, we had cash and cash equivalents of $18.9 million. Based on our available cash resources and current cash flow projections, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations for at least the next 12 months. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We will be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all, which could impair our ability to continue as a going concern. *

Our operations have consumed substantial amounts of cash since inception, and we anticipate this continuing for at least the next 12 months as we continue seeking to grow our business. We believe that our growth will depend, in part, on our ability to fund our commercial efforts for our gammaCore therapy, and to opportunistically pursue research and development activities for additional indications for our gammaCore therapy. Our existing resources are unlikely to allow us to conduct all of the activities that we believe could be beneficial for our future growth. As a result, we may need to seek additional funds in the future or curtail or forgo some or all of such activities. If we seek to and are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Although we expect that our existing capital resources, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, this estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes, including those relating to the payer and competitive landscape, our commercialization strategy, our development activities and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly. Our future capital requirements will depend on many factors, including:

•	the outcome, timing of, and costs involved with negotiating, obtaining, maintaining and enhancing payer coverage;
•	the outcome, timing of, and costs involved with our plan to expand our direct-to-consumer cash-pay business channel;
•

the outcome, timing of, and costs involved in, making gammaCore Sapphire CV available pursuant to the EUA to facilitate its study and clinical use for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients;

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

In addition, our auditors’ report for our 2019 financial statements contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our stock price generally. Our continuation as a “going concern” is dependent upon, among other things, our ability to increase revenue, reduce operating expenses and obtain additional funding through the sale of equity and or debt securities, debt financing, a strategic transaction or otherwise. However, there are significant risks and uncertainties as to our ability to achieve these goals or obtain required funding on commercially reasonable terms or at all, including as a result of the adverse impact on our business from the COVID-19 pandemic. Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations for at least the next 12 months. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations.

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

SEC regulations may limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3. *

Under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our shelf registration statement on Form S-3 may be limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates to the Company. We may be limited by the Baby Shelf Rule when seeking to raise funds pursuant to our shelf registration on Form S-3. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by SEC staff.

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

Risks Related to Our Business and the Development of Our gammaCore Therapy

We recently received an EUA from the FDA to facilitate the study and clinical use of gammaCore Sapphire CV for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. However, there can be no assurance as to the impact, if any, that the EUA will have on us, our business, operations or financial condition. *

On April 2, 2020, we announced the submission of an EUA application to the FDA to facilitate the study and clinical use of gammaCore Sapphire CV for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. On July 13, 2020, we announced that the FDA had granted the EUA.

Unless earlier terminated or revoked by the FDA, the EUA is expected to remain in effect for the duration of the COVID-19 pandemic justifying emergency use. The termination, revocation or expiration of the EUA could have a material adverse effect on the sales of gammaCore and the results of our operations and financial condition. In addition, if the EUA terminates, is revoked or expires, we will be obligated to seek return of the devices from physicians and patients, which could be expensive and time-consuming. Additionally, we may have to incur significant marketing and other expenditures to achieve sales of the gammaCore Sapphire CV.

We have no experience with commercializing a respiratory product in the United States. We may be unable to successfully commercialize or gain market acceptance of gammaCore Sapphire CV and may not be able to obtain adequate coverage and reimbursement for gammaCore Sapphire CV from third-party payers. We may also experience delays or difficulties in establishing a telehealth option for gammaCore Sapphire CV to facilitate the processing and fulfillment of prescriptions.

As a result of these and other significant challenges and uncertainties, there can be no assurance as to what impact, if any, the EUA will have on us, our business, operations or financial condition.

Commercializing our gammaCore Sapphire CV therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients may require significant investment in research and development and expansion of our sales and marketing capabilities. *

We plan to make investment in research and development and expansion of our sales and marketing, distribution, and telehealth capabilities in order to commercialize gammaCore Sapphire CV therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. If we are unsuccessful in our commercialization efforts and do not achieve the sales levels that we expect, we may be unable to recover these investments in research and development, sales and marketing, distribution and telehealth efforts, and our business and financial condition could be materially adversely affected.

Our plans to potentially expand our direct-to-consumer cash-pay business channel may not be able to generate significant revenues. *

We currently have a small direct-to-consumer cash-pay business channel, which we are planning to potentially expand in the near future. This may require significant investment in and expansion of our sales and marketing capabilities and development of a telehealth platform. If we are unsuccessful in executing our commercialization efforts in this business channel and do not achieve the sales levels that we expect, we may be unable to recover these investments. Additionally, there is a risk that expanding our direct-to-consumer cash-pay business channel could depress pricing with third-party payers.

If third-party payers do not provide adequate coverage and reimbursement for the use of gammaCore, we may be unable to generate significant revenues. *

Our success in marketing and commercializing gammaCore depends and will depend in large part on whether U.S. and international government health administrative authorities, private health insurers and other payer organizations provide adequate coverage and reimbursement for the cost of our products. Many third-party payers do not currently cover VNS for any indications other than epilepsy because they have determined all other VNS modalities to be investigational or experimental. If physicians or insurers do not find our clinical data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for gammaCore. We cannot provide assurance that data we or others may generate in the future will be consistent with that observed in our existing clinical studies, or that our current or future published clinical evidence will be sufficient to obtain adequate coverage and reimbursement for our products. Moreover, if we cannot obtain adequate coverage for and reimbursement of the cost of our products, we cannot provide assurance that patients will be willing to incur the full cost of our gammaCore therapy.

In the United States, we expect to derive nearly all of our sales from prescriptions of gammaCore written by physicians. Access to adequate coverage and reimbursement by third-party payers for our gammaCore therapy is essential to the acceptance of our products by customers and patients, because without such coverage and reimbursement, customers and patients will have to be willing to bear the entire cost of our therapy.

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

Our commercialization strategy may involve funding for our gammaCore therapy through medical benefit coverage, the majority of which is provided by private insurers, as well as reimbursement by government agencies. Such claims are generally for very high-priced medicines, and collection of payments from insurance companies, patients and other payers generally takes substantially longer than for those claims administered through a pharmacy benefit manager. Because of the high cost of these claims, complex billing requirements and the nature of the medical benefit coverage determination process, these accounts receivable are characterized by higher risk in collecting the full amounts due and applying the associated payments. In addition, possible sales in our EUA business channel to hospitals, which may involve higher credit risks than sales to other payors.

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

We must demonstrate to physicians the medical and economic benefits of our gammaCore therapy compared to those of our competitors. *

Physicians play a significant role in determining the course of a patient’s treatment and, as a result, the type of product that will be used to treat a patient. As a result, our success depends, in large part, on effectively marketing our gammaCore therapy to physicians. We have received several 510(k) clearances from the FDA for gammaCore therapy, however, such clearances do not necessitate adoption by physicians. In order for our gammaCore therapy to gain widespread adoption, we must successfully demonstrate to physicians the medical and economic benefits of our gammaCore therapy compared to competitors’ products, including (i) BOTOX marketed by Allergan plc, (ii) CGRP receptor agonists marketed by Amgen Inc. (with a co-marketing arrangement with Novartis International AG), Allergan plc, Eli Lilly and Company, Teva Pharmaceutical Industries Ltd., Biohaven Pharmaceuticals Inc., (iii) lasmiditan, marketed by Eli Lilly, (iv) Vycpti, an intravenous preventive treatment for migraine marketed by H. Lundbeck A/S, and (v) neuromodulation devices that have been marketed for the acute treatment and/or prevention of migraine, including the Cefaly, Eneura, Nerivio, and the sTMS mini devices. We also may face challenges because noninvasive VNS, or nVNS, is relatively new as compared to existing traditional treatments for cluster and migraine headaches. Furthermore, the competitive landscape for COVID-19 therapies is crowded and continues to evolve at a rapid pace. Various other companies, many with greater resources, are developing or commercializing treatments that potentially compete with gammaCore Sapphire CV. This competition could have a material adverse effect on potential acceptance, use, pricing and sales of gammaCore Sapphire CV.

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

We must be able to overcome these challenges in order to successfully develop, commercialize and manufacture our product candidates.

Our operating results may vary significantly from quarter to quarter because of seasonality or otherwise. *

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

Finally, our potential revenue from the EUA may fluctuate or be adversely impacted if and to the extent that (i) the coronavirus pandemic worsens, (ii) the coronavirus pandemic subsides, regardless of whether or not the EUA is terminated, revoked or expires, and (iii) other treatments or vaccines for coronavirus are developed and made available. Any of these developments and potential related contingencies could adversely impact our business and results of operations and affect the comparability of our results between periods and introduce additional risk into our business as we may rely upon forecasts to build inventory in advance of anticipated sales.

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

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results. *

We rely on information technology and telephone networks and systems, including the internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, marketing, procurement and supply chain, manufacturing, and distribution. We also rely on information technology systems to support our proprietary data warehouse, which, among other things, maintains patient product serial numbers and allows for prescription refills at specialty pharmacies through RFID cards. In addition, we use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, and the information technology systems of third parties may be susceptible to damage, disruptions, or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Despite the precautionary measures we and third parties have taken to prevent breakdowns in information technology and telephone systems, if these systems are breached or suffer severe damage, disruption, or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer, and we may be subject to related lawsuits.

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

If we are unable to enroll patients in future clinical trials, our research and development efforts could be adversely affected. *

Identifying and qualifying patients to participate in future clinical trials for our gammaCore therapy in additional areas of indications is critical to our success. Successful and timely completion of future clinical trials will require that we enroll a sufficient number of patients who remain in the study until its conclusion. If we are unable to enroll a sufficient number of patients in our future clinical trials, our timelines for recruiting patients, conducting clinical trials and obtaining regulatory clearance or approval of our gammaCore therapy in additional areas of indication may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of clinical trials altogether.

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

In addition, our clinical trials will compete with other clinical trials that are in the same therapeutic areas as we are targeting, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. With respect to any trials of our gammaCore Sapphire CV, it is difficult to predict when such trials will achieve full enrollment, if at all, as the number of patients hospitalized with a confirmed diagnosis of, or presumed to be, COVID-19 is relatively unpredictable and susceptible to high fluctuations across countries and regions.

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

•	delays in patient enrollment, due to COVID-19 or other factors, and variability in the number and types of patients available for clinical trials;
•	the inability to enroll a sufficient number of patients in trials, particularly in orphan indications, to observe statistically significant treatment effects in the trial;
•	having clinical sites deviate from the trial protocol or dropping out of a trial;
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

Our reduction in force and cost-control efforts might not assure profitability and may affect morale and make it difficult to retain employees or attract new ones. *

We have previously implemented reductions in force affecting a large portion of our workforce, and redeployed resources across our organization. The efforts were intended to focus us on currently available and near-term revenue opportunities and on clinical programs specifically designed to expand the gammaCore product labeling. However, our cost reduction efforts do not assure profitability. Furthermore, no assurance can be given as to the need to implement additional cost reductions in the future. Cost savings may also be offset by future hiring or other costs incurred in pursuing strategic objectives. The reduction in force and strategic redeployment could adversely affect morale in our organization and our reputation as an employer, which could lead to the loss of valued employees and could make it more difficult for us to hire new employees in the future, and the reduction of our headcount could adversely affect our operations and make it more difficult for us to pursue new opportunities and initiatives in the future.

If we fail to properly manage our anticipated growth, our business could suffer. *

We have a relatively short history of operating as a commercial company. We intend to seek to continue to grow our existing headache business and our COVID-19 business pursuant to the EUA, and may experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems and other resources. In particular, maintaining our direct sales force in the United States requires significant management, financial and other supporting resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our commercialization and development goals.

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

If we fail to develop and retain an effective direct sales force, our business could suffer. *

We have significantly reduced our direct salesforce as part of our cost control efforts. In order to continue to market and sell our gammaCore therapy, we may in the future need to substantially expand, our direct sales force. There is significant competition for such personnel. Once hired, the training process is lengthy because it requires significant education for new territory business managers to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our territory business managers typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory or VA or DoD facility. Furthermore, the use of our products often requires or benefits from direct support from us. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, and if our territory business managers do not achieve the productivity levels, we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories, and we have been in the past, and may be subject to future allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

We have only recently been granted EUA from the FDA for use of our gammaCore Sapphire CV for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. We have never before commercialized a respiratory therapy product in the United States and may never achieve market acceptance. *

We have no history of commercializing respiratory products within the United States or selling our gammaCore therapy pursuant to an Emergency Use Authorization. We have limited experience engaging in commercial activities and limited established relationships with physicians, hospitals and payers as well as third-party suppliers on whom we depend for the manufacture of our product components. We may be unable to commercialize gammaCore Sapphire CV for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients for a number of reasons, including:

•	lack of strong relationships with customers, including physicians, hospitals and third-party suppliers;
•	changes to safety labeling for use of gammaCore Sapphire CV pursuant to the EUA
•	limitations in our ability to demonstrate differentiation and advantages of our product compared to competing products and the relative safety, efficacy and ease of use of our product;
•	the limited size of our sales force and the learning curve required to gain experience selling our product;
•	the inability to obtain sufficient supply of the product components for our gammaCore therapy from our primary and secondary manufacturers and suppliers;
•	insufficient financial or other resources to support our commercialization efforts necessary to reach profitability; and
•	the introduction and market acceptance of new, more effective or less expensive competing products and technologies.

We only recently began commercializing our gammaCore therapy for the acute treatment of eCH, prevention of cluster headache, preventive and acute treatment of migraine in the United States and we may never achieve market acceptance. *

We have a limited history of commercializing our product outside the United States, and a very limited history of selling our gammaCore therapy in the United States. Our gammaCore therapy received de novo grant and clearance by the FDA for the acute treatment of pain associated with eCH in adults in April 2017. Our gammaCore therapy was later cleared by the FDA in January 2018 for the acute treatment of pain associated with migraine in adults and in December 2018 the FDA cleared gammaCore therapy as the first product labeled for the prevention of CH. In March 2020, the FDA cleared gammaCore therapy for the preventive treatment of migraine. Furthermore, our gammaCore therapy has not yet been cleared by the FDA for the acute treatment of chronic CH. We have limited experience engaging in commercial activities and limited established relationships with physicians, hospitals and payers as well as third-party suppliers on whom we depend for the manufacture of our product components. We may be unable to gain broader market acceptance in the countries in which we have already begun to commercialize our gammaCore therapy, or, if approved by the FDA for additional indications, unable to successfully commercialize it in the United States for a number of reasons, including:

•	established competitors with strong relationships with customers, including physicians, hospitals, military treatment facilities and third-party suppliers;
•	limitations in our ability to demonstrate differentiation and advantages of our product compared to competing products and the relative safety, efficacy and ease of use of our product;
•	the limited size of our sales force and the learning curve required to gain experience selling our product;
•	the inability to obtain sufficient supply of the product components for our gammaCore therapy from our primary and secondary manufacturers and suppliers;
•	insufficient financial or other resources to support our commercialization efforts necessary to reach profitability; and
•	the introduction and market acceptance of new, more effective or less expensive competing products and technologies.

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

Many of our competitors are large, well-established companies with substantially greater resources than us and have a long history of competing in the CH and migraine markets. Furthermore, the competitive landscape for COVID-19 therapies is crowded and continues to evolve at a rapid pace. *

Many of our current and potential competitors are publicly traded, or are divisions of publicly traded, major pharmaceutical and medical device companies that have substantially greater financial, technical, sales and marketing resources than we do. We will face steep competition from Allergan plc, Amgen Inc., H. Lundbeck A/S, Novartis International AG, Teva Pharmaceutical Industries Ltd., and Eli Lilly and Company, among other established and potential competitors that may be better capitalized and have a history of commercializing products around the world. Also, several neuromodulation devices are approved for the treatment and/or prevention of migraine, including Cefaly, Eneura, SpringTMS and Nerivo Migra. Given the size of the existing and potential market in the United States, we expect that as we continue our commercial efforts in the United States our current and future competitors will take aggressive action to protect their current market position.

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

Finally, the competitive landscape for COVID-19 therapies is crowded and continues to evolve at a rapid pace. Various other companies, many with greater resources, are developing or commercializing treatments that potentially compete with gammaCore Sapphire CV. This competition could have a material adverse effect on potential acceptance, use, pricing and sales of gammaCore Sapphire CV.

Traditional products used to treat CH and migraine have been available for decades, while our gammaCore therapy has only been commercially available in Europe for several years, and for approximately three years in the United States, and, as a result, we have a limited track record compared to our competitors. *

Traditional products used to treat CH and migraine have been commercially available for decades, while we only began commercializing our gammaCore therapy in Europe to treat CH and migraine several years ago, and within the past three years in the United States. Because we have a limited commercial track record compared to our competitors and our gammaCore therapy generally has been utilized by patients for less time than other headache therapies, physicians and patients may be slower to adopt or recommend our gammaCore therapy. Further, while we believe our international commercial experience and our clinical trials support the safety and effectiveness of our gammaCore therapy for the acute treatment of eCH, prevention of CH and migraine headache, future studies or patient experience over a longer period of time may indicate that treatment with gammaCore is less attractive than treatment with competitive products or that our gammaCore therapy causes unexpected or serious complications or other unforeseen negative effects. Such results would likely slow the adoption of our gammaCore therapy and significantly reduce our sales, which would harm our business and adversely affect our results of operations. Furthermore, if patients with traditional or other headache products were to experience unexpected or serious complications or other unforeseen effects, the market for our gammaCore therapy may be adversely affected, even if such effects are not directly attributable to our gammaCore therapy.

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

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition. *

Sales of gammaCore outside the United States represent a substantial portion of our net sales. In 2012, we began selling gammaCore in the EU through distributors. We sell gammaCore directly in six countries in the EU and through distributors and agents located in Doncaster, U.K. The sale and shipment of gammaCore across international borders, as well as the purchase of components from international sources, subjects us to U.S. and foreign governmental trade, import and export, and customs regulations and laws.

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

Our loan pursuant to the Paycheck Protection Program, or the PPP, could be audited by U.S. regulatory authorities. An adverse finding thereunder could require us to return the full amount of the loan, and potentially subject us to fines and penalties. *

Because the COVID-19 pandemic affected, among other things, our access to prescribing physicians and their access to headache patients, on March 23, 2020 we suspended our earlier full-year revenue guidance until we could better understand the trajectory of our business, as well as announcing a reduction in our activities, and adjusting our cash runway expectations in response to the potential adverse impact caused by the COVID-19 pandemic. Compared to our earlier expectations, we believe that our results for the quarter ended June 30, 2020 reflect a negative impact from, among other things, the global pandemic. Moreover, our expectations for the remainder of 2020 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic, which we believe may also have had an adverse effect on our access to debt and equity capital markets. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains somewhat uncertain. In addition, the report of our auditors covering our consolidated financial statements at December 31, 2019 contained an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raised substantial doubt about our ability to continue as a “going concern”. It was in this context that we believed we had a good faith basis that the economic uncertainty and negative impact on us and the economy as a whole due to the COVID-19 pandemic made an application for a loan pursuant to the PPP, under the Coronavirus Aid, Relief, and Economic Security Act, necessary for the support of our ongoing operations in the current economic environment.

On May 4, 2020, we entered into a PPP loan with Citibank, N.A. in an aggregate principal amount of approximately $1.4 million. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. On April 23, 2020, the Small Business Administration, or SBA, issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP. Subsequently, on April 28, 2020 the Secretary of the Treasury and SBA announced that the government will review all PPP loans above $2 million in principal for which the borrower applies for forgiveness. On May 13, 2020, the SBA issued further guidance relating to the required necessity certification which provides a limited safe harbor for companies that received PPP loans having less than $2 million in principal to the effect that they will be deemed to have made the required certification concerning the necessity of the loan request in good faith. Nonetheless, should we be audited or reviewed by the U.S. Department of the Treasury as a result of filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the PPP loan, which could reduce our liquidity, and potentially subject us to fines and penalties. Official guidance and interpretations of the requirements of the program have been limited and have been changing over time. Despite our good-faith belief that we properly satisfied all eligibility requirements for the PPP loan and the recently published, limited safe-harbor, there has been increasing scrutiny of public companies that received loans, and there can be no assurance that we will not become subject to regulatory or other scrutiny by the SBA, the Department of the Treasury or any other regulatory, administrative, legislative or governmental authority, including a request or requirement for re-payment of some or all of the loan, or otherwise incur adverse publicity and damage to our reputation.

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

We may not be able to establish or strengthen our brand. *

We believe that establishing and strengthening the electroCore and gammaCore brands is critical to achieving widespread acceptance of our gammaCore therapy to treat eCH, prevent CH, prevent and treat migraine, and treat acute asthma exacerbations in known or suspected COVID-19 patients, particularly because of the highly competitive nature of the market for headache therapies. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians and patients with a reliable product. Given the established nature of our competitors, and our lack of commercialization in the United States, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our gammaCore therapy may not be accepted by physicians, which would adversely affect our business, results of operations and financial condition.

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

Our operating results and profitability may be adversely affected by increases in reserves for product returns, doubtful accounts receivable and inventory

Our net sales and profitability are affected by changes in reserves to account for product returns, doubtful account receivable and inventory. Significant management judgment must be used, and estimates must be made in connection with establishing these reserves, and any increase thereto could adversely affect our reported financial results by reducing our net revenues and/or profitability for the reporting period.

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

Risk Related to our Dependence on Third Parties

We rely upon primary and secondary third-party manufacturers for components of our gammaCore product, and multiple suppliers of consumer electronic components, and in certain cases sole-source suppliers for components and materials used in gammaCore, and for critical packaging services, making us vulnerable to supply shortages and problems and price fluctuations, which could harm our business. *

A number of the critical components used in gammaCore are supplied to us from either a primary, or secondary manufacturer, and multiple suppliers of high-demand consumer electronic components, and in certain cases sole-source, suppliers. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, disruptions caused by COVID-19, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our ability to supply gammaCore commercially depends, in part, on our ability to obtain a supply of these components that has been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have not entered into manufacturing, supply or quality agreements with suppliers of consumer electronic components, some of which supply components critical to our products. Although we believe that long-term agreements with these suppliers are not necessary as all the components in our products are either high-volume, non-custom commodity components or are readily available from multiple vendors, there can be no assurance that our multiple-source or sole-source suppliers will be able to meet our demand for their products and services, either because of the informal nature of our arrangements with those suppliers, or our limited experience with those suppliers, due to our relative importance as a customer to those suppliers, or due to supply chain disruptions that may arise such as those relating to the recent COVID-19, or Coronavirus pandemic or similar events. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

We rely in part on a single third-party distributor to effectively distribute our products outside the United States. *

We depend in part on a single third-party distributor for the warehousing, programming and shipment of our products in certain territories in Europe. We depend on this distributor’s efforts, yet we are unable to control its efforts completely. This distributor typically sells a variety of other non-competing products that may limit the resources it dedicates to our gammaCore therapy. In addition, we are unable to ensure that our distributor complies with all applicable laws regarding the sale of our products. If our distributor fails to effectively distribute gammaCore in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offerings requires significant time and resources. To develop and expand our distribution, we must continue to scale and improve our processes and procedures that support our distributors.

Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to maintain positive relationships with our distributor, fail to develop new relationships with other distributors, including in new markets, fail to manage, train or incentivize our existing distributor effectively, or fail to strike agreements with attractive terms, or if our distributor is not successful in its businesses, our revenue may decrease and our operating results, reputation and business may be harmed.

We rely upon specialty pharmacies to distribute our products in the United States. *

We depend on specialty pharmacies to distribute our products but are unable to control their performance. These specialty pharmacies may distribute a variety of other specialty pharmaceutical products that may limit the resources dedicated to the distribution of our products. In addition, we are unable to ensure that these specialty pharmacies will comply with all applicable laws related to the distribution of our products. If they fail to distribute our products in compliance with applicable laws, our operating results and business may suffer. Recruiting, training and retaining specialty pharmacies in the distribution of our proprietary product offerings requires significant time and resources.

In addition, we previously used a third-party distributor and its affiliate to provide pharmaceutical patient hub services, including patient support and training. This hub was electronically integrated with our proprietary data warehouse system and web portal. Our agreement with this third-party distributor expired on May 31, 2020 and we have transitioned to using specialty pharmacies for select services. This may cause disruption to our business and inhibit our ability to gather data directly into our proprietary data warehouse system and web portal, which may result in disruptions in service for patients that are prescribed our therapy and cause them to seek alternative therapy. Specialty pharmacies also may not pay us on time or at all due to disputes, financial issues or bankruptcy events. Any such payment issues may materially affect our operating results until we are able to resolve the issues or find a sufficient replacement.

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

We rely on third parties to conduct and support clinical trials and investigator - initiated trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials. *

We do not independently conduct clinical trials for our product candidates. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Currently, we have a number of ongoing investigator-initiated trials, or IITs, including an IIT for nVNS stimulation in COVID-19 patients in Spain, and plans for additional IITs in the United States. Our reliance on third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. Furthermore, some of the sites for our investigator-initiated trials are outside the United States. The performance of these sites may be adversely affected by various issues, including less advanced medical infrastructure, lack of familiarity with conducting clinical trials in accordance with U.S. standards, insufficient training of personnel, communication difficulties or change in local regulations. We remain responsible for ensuring that clinical trials are conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires us to comply with GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected. Furthermore, these third parties may also have relationships with other entities, including our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory clearance or approval for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

Additionally, patient enrollment is affected by many factors beyond our control and the control of the third parties upon whom we rely to conduct IITs. As a result, we cannot predict how successful our IITs will be at enrolling patients. In particular, enrollment in our IIT for nVNS stimulation in COVID-19 patients in Spain has been slower than expected.

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

The manufacturing process requires lengthy lead times during which electronic components of our gammaCore therapy may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of adverse financial impact of inventory obsolescence comparatively. In addition, as of June 30, 2020 we had approximately $7.0 million of inventory. Our inventory significantly exceeds current demand for the gammaCore therapy, which also could result in an increased risk of adverse financial impact from inventory obsolescence.

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

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our existing and future products and processes. *

As is the case with other pharmaceutical and medical device companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical and medical device industries involves both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and pending patent applications. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

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

gammaCore is also subject to extensive governmental regulation in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer. *

In the EEA, gammaCore must currently comply with the Essential Requirements laid down in (i) Annex I to Directive 93/42/EEC and (ii) EU Medical Device Regulation 2017/745, on the approximation of the laws of the member states relating to medical devices or the EU Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the CE mark to gammaCore, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure that requires the intervention of a notified body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the notified body would audit and examine the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The notified body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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

Moreover, in May 2017 the new MDR, entered into force. Following its entry into application in May 2021, the regulation will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EU. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Specifically, the MDR repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The MDR among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. Once applicable, the Medical Devices

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

The misuse or off-label use of our gammaCore therapy may harm our image in the marketplace, result in injuries that lead to product liability suits, which could be costly to our business, or result in costly investigations and sanctions from the FDA and other regulatory bodies if we are deemed to have engaged in off-label promotion. *

gammaCore has been CE Marked in the EEA and cleared by the FDA for the acute treatment of eCH, CH prevention and the preventive and acute treatment of migraine headache in the United States; and gammaCore Sapphire CV has received an EUA from the FDA for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. We may only promote or market our gammaCore or gammaCore CV therapy for its specifically approved or authorized indications as described on the approved or authorized label. We train our marketing and sales force against promoting our products for uses outside of the approved or authorized indications for use, known as “off-label uses.” We cannot, however, prevent a physician from prescribing our product off-label, when in the physician’s independent professional medical judgment, he or she deems appropriate. There may be increased risk of injury to patients if patients attempt to use our product off-label, whether prescribed by physicians or not. Furthermore, the use of our product for indications other than those cleared, approved or authorized by the applicable regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid. *

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, including factors which are beyond our control. These factors include those discussed in the other “Risk Factors” section of this Report on Form 10-Q and others such as:

•	announcements related to regulatory clearance to market gammaCore for the treatment of various conditions in the United States;
•	announcements related to the EUA for facilitating the study and clinical use of gammaCore Sapphire CV for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients;
•	results from, or any delays in, clinical trial programs relating to our product candidates;
•	announcements of new products by us or our competitors;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	our operating results and financial position;
•	changes or developments in laws or regulations applicable to our products;
•	any adverse changes in our relationship with any manufacturers or suppliers;
•	the success of our efforts to acquire or develop additional products;
•	any intellectual property infringement actions in which we may become involved;
•	announcements concerning our competitors or the medical device industry in general;
•	achievement of expected product sales and profitability;
•	changes or developments in our commercial strategy and tactics;
•	manufacture, supply or distribution shortages;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;

•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	sales of our common stock by us, our executive officers, directors or stockholders;
•	general economic and market conditions and overall fluctuations in the U.S. equity markets; and
•	the loss of any of our key scientific or management personnel.

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

We have broad discretion to determine how to use most of our financial resources and may use them in ways that may not enhance our operating results or the price of our common stock. *

Our management has broad discretion over the use of most of our financial resources, including proceeds from our IPO, the stock purchase agreement we entered into with Lincoln Park Capital Fund, LLC, and our April and May 2020 private placements, and we could spend such proceeds in ways our stockholders may not agree with or that do not yield a favorable return, if at all. If we do not invest or apply our financial resources, including the proceeds from our IPO and such purchase agreement in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall. *

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

Other than the stockholders who purchased an aggregate of 4,128,372 shares of common stock in our three private placement transactions in the three months ended June 30, 2020, there are no holders of common stock entitled to rights with respect to the registration of their shares under the Securities Act. Sales of registered securities by those stockholders could have a material adverse effect on the trading price of our common stock.

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

We may not be able to access sufficient funds under the Purchase Agreement when needed. *

Our ability to sell shares to Lincoln Park and obtain funds under the Purchase Agreement is limited by the terms and conditions in the Purchase Agreement, including restrictions on the amounts we may sell to Lincoln Park at any one time, and a limitation on our ability to sell shares to Lincoln Park to the extent that it would cause Lincoln Park to beneficially own more than 4.99% of our outstanding shares of common stock. For this reason, we currently do not, and may not in the future, have access to the full amount otherwise available to us under the Purchase Agreement. In addition, any amounts we sell under the Purchase Agreement may not satisfy all of our funding needs, even if we are able and choose to sell and issue all of our common stock otherwise issuable pursuant to the Purchase Agreement.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval. *

As of June 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates, including Core Ventures II, LLC and Core Ventures IV, LLC, entities controlled by two of our directors, Joseph P. Errico and Thomas J. Errico, M.D., and Merck Global Health Innovation Fund, LLC, beneficially owned, including shares issuable upon the exercise or delivery of options, warrants, restricted stock units and deferred stock units that are currently vested or will vest within 60 days from the date hereof, an approximately 8.6 million shares of our voting stock which represents approximately 22.3% of our outstanding voting stock (treating all such vested options, warrants, restricted stock units and deferred stock units held by such persons as outstanding). These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 18, 2020, we entered into a Securities Purchase Agreement with certain accredited investors named therein (collectively, the “Purchasers”) pursuant to which we agreed to sell an aggregate of 505,205 shares of common stock at a purchase price of $0.9178 per share. Each of the Purchasers was an existing shareholder of the Company.

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

Through June 30, 2020, we used:

(i)

approximately $8.0 million to fund activities related to commercialization of our gammaCore products which included hiring additional territory business managers as well as patient and professional promotional activities across multiple media channels,

(ii)	approximately $4.9 million to fund expansion of our clinical program into additional indications in headache and rheumatology,

(iii)	approximately $4.4 million for the build out of our specialty distribution channel for the launch of gammaCore Sapphire, and
(iv)	approximately $53.4 million for working capital, including inventory, and other corporate purposes.

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

3.2	Bylaws of electroCore, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 as filed with the Commission on May 15, 2020.

10.1*	Securities Purchase Agreement, dated May 14, 2020, between electroCore, Inc. and Dentons U.S. LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 13, 2020	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)