Form 10-Q
period 2020-09-30
electroCore, Inc.
filed 2020-11-12
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

As of November 6, 2020 the registrant had 45,454,457 shares of common stock outstanding.

REFERENCES TO ELECTROCORE

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to the “Company,” “electroCore,” “we,” “us” and “our” refer to electroCore, Inc. a Delaware corporation, and its subsidiaries and affiliate.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) risks and uncertainties related to the impact of the COVID-19 pandemic on general political and economic conditions, including as a result of efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and third-party business closures and resource allocations, manufacturing and supply chains and patient access to commercial products; our ability to execute our operational and budget plans in light of the COVID-19 pandemic, and (ii) those included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and elsewhere herein. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The electroCore logo, gammaCore and other trademarks of electroCore, Inc. appearing in this Quarterly Report are the property of electroCore, Inc. All other trademarks, service marks and trade names in this Quarterly Report are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Quarterly Report.

Risk Factor Summary
The following is a summary of the factors that may make an investment in our Company speculative or risky. You should carefully consider the fuller risk factor disclosure set forth in this Quarterly Report, in addition to the other information herein, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.
•	The coronavirus pandemic could have a significant negative impact on our business, revenues, financial condition and results of operations.
•

We have a history of significant losses. If we do not achieve and sustain profitability, our financial condition could suffer. Our failure to become and remain profitable could negatively impact the results of our operations and your investment.

•

We recently received an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, to facilitate the study and clinical use of gammaCore Sapphire CV for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. However, there can be no assurance as to the impact, if any, that the EUA will have on us, our business, operations or financial condition.

•

Commercializing our gammaCore Sapphire CV therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients may require significant investment in research and development and expansion of our sales and marketing capabilities.

•	If third-party payers do not provide adequate coverage and reimbursement for the use of gammaCore, we may be unable to generate significant revenues.
•

Regulatory requirements from executing upon our commercialization strategy and changes to payers’ prescription benefit plans and medical pathway plans could adversely impact our business and financial results.

•

Third-party payers have been resistant to cover gammaCore through pharmacy benefit plans, which has hindered our commercialization strategy and required changes to our existing business that could delay and negatively impact our ability to generate revenue.

•	We must demonstrate to physicians the medical and economic benefits of our gammaCore therapy compared to those of our competitors.
•	Our operating results may vary significantly from quarter to quarter because of seasonality or otherwise.
•

Clinical trials are very expensive, time-consuming and difficult to design and implement and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.

•	If we fail to develop and retain an effective direct sales force, our business could suffer.
•

We have only recently been granted EUA from the FDA for use of our gammaCore Sapphire CV for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. We have never before commercialized a respiratory therapy product in the United States and may never achieve market acceptance.

•

We only recently began commercializing our gammaCore therapy for the acute treatment of episodic cluster headache, or eCH, prevention of cluster headache, preventive and acute treatment of migraine in the United States and we may never achieve market acceptance.

•

If our competitors are better able to develop and market cluster headache, or CH, and migraine treatments that are safer, more effective, less costly, easier to use or otherwise more attractive than our gammaCore therapy, our business will be adversely impacted.

•	Many of our competitors are large, well-established companies with substantially greater resources than us and have a long history of competing in the CH and migraine markets.
•

Traditional products used to treat CH and migraine have been available for decades, while our gammaCore therapy has only been commercially available in Europe for several years, and for approximately three years in the United States, and, as a result, we have a limited track record compared to our competitors.

•	We may not be able to establish or strengthen our brand.
•

We rely upon primary and secondary third-party manufacturers for components of our gammaCore product, and multiple suppliers of consumer electronic components, and in certain cases sole-source suppliers for components and materials used in gammaCore, and for critical packaging services, making us vulnerable to supply shortages and problems and price fluctuations, which could harm our business.

•	We rely upon specialty pharmacies to distribute our products in the United States.
•	Our potential revenue in the United Kingdom is substantially dependent on government funding arrangements.
•

Our business is subject to extensive governmental regulation that makes it expensive and time consuming for us to bring our gammaCore therapy to market in the United States and other countries and to expand the use of our gammaCore therapy to additional therapeutic indications.

•	We are currently subject to securities class action lawsuits against us, which could result in adverse outcomes.
•

The sale or issuance of our common stock to Lincoln Park Capital Fund, LLC, or Lincoln Park, may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

•	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
•	We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
•	Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,832,454	$13,563,791
Marketable securities	22,135,211	10,495,350
Accounts receivable, net	175,954	496,140
Inventories, net	793,216	890,992
Prepaid expenses and other current assets	1,663,699	1,087,111
Total current assets	28,600,534	26,533,384
Inventories, non-current	6,133,878	6,020,180
Property and equipment, net	267,549	345,236
Operating lease right of use assets	1,153,939	1,430,641
Other assets	919,421	1,132,238
Total assets	$37,075,321	$35,461,679
Liabilities and Equity
Current liabilities:
Accounts payable	$2,028,439	$5,208,979
Accrued expenses and other current liabilities	2,535,941	3,337,379
Notes payable	732,305	111,878
Current portion of operating lease liabilities	514,934	486,445
Total current liabilities	5,811,619	9,144,681
Noncurrent liabilities:
Operating lease liabilities	1,036,117	1,419,880
Notes payable, non-current	1,331,559	—
Total liabilities	8,179,295	10,564,561
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at September 30, 2020 and December 31, 2019; 45,199,088 shares issued and outstanding at September 30, 2020 and 29,835,183 shares issued and outstanding at December 31, 2019	45,199	29,835
Additional paid-in capital	129,071,951	107,752,066
Accumulated deficit	(100,666,379)	(83,479,098)
Accumulated other comprehensive loss	(190,355)	(41,295)
Total electroCore, Inc. stockholders' equity	28,260,416	24,261,508
Noncontrolling interest	635,610	635,610
Total equity	28,896,026	24,897,118
Total liabilities and equity	$37,075,321	$35,461,679

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net sales	$1,080,841	$682,993	$2,567,567	$1,715,337
Cost of goods sold	347,504	353,939	918,605	766,173
Gross profit	733,337	329,054	1,648,962	949,164
Operating expenses:
Research and development	629,002	2,274,855	3,182,646	8,279,432
Selling, general and administrative	4,592,936	8,143,356	16,426,991	28,155,604
Restructuring and other related charges	—	804,643	464,606	1,997,292
Total operating expenses	5,221,938	11,222,854	20,074,243	38,432,328
Loss from operations	(4,488,601)	(10,893,800)	(18,425,281)	(37,483,164)
Other (income)/expense
Interest and other income	(5,719)	(206,057)	(80,460)	(850,062)
Other expense	3,522	—	13,350	16,692
Total other (income)/expense	(2,197)	(206,057)	(67,110)	(833,370)
Loss before income taxes	(4,486,404)	(10,687,743)	(18,358,171)	(36,649,794)
Benefit from income taxes (see Note 14)	—	—	1,170,890	—
Net loss	$(4,486,404)	$(10,687,743)	$(17,187,281)	$(36,649,794)
Net loss per share of common stock - Basic and Diluted (see Note 13)	$(0.10)	$(0.36)	$(0.47)	$(1.25)
Weighted average common shares outstanding - Basic and Diluted (see Note 13)	44,030,685	29,352,026	36,847,548	29,339,384

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss	$(4,486,404)	$(10,687,743)	$(17,187,281)	$(36,649,794)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(81,602)	17,674	(145,617)	5,935
Unrealized (loss)/gain on securities, net of taxes as applicable	(2,210)	(10,781)	(3,443)	45,628
Other comprehensive (loss) income	(83,812)	6,893	(149,060)	51,563
Comprehensive loss	$(4,570,216)	$(10,680,850)	$(17,336,341)	$(36,598,231)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common		Additional		Accumulated other	Total electroCore, Inc.
	Stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	Total
	Shares	Amount	capital	deficit	income	equity	interest	equity
Balances as of December 31, 2018	29,450,035	$29,450	$103,791,013	$(38,331,215)	$60,843	$65,550,091	$635,610	$66,185,701
Net loss	—	—	—	(13,861,530)	—	(13,861,530)	—	(13,861,530)
Other comprehensive income	—	—	—	—	83,713	83,713	—	83,713
Issuance of warrants in settlement of lawsuit	—	—	16,692	—	—	16,692	—	16,692
Issuance of stock related to employee compensation plans, net of forfeitures	183,205	183	(183)	—	—	—	—	—
Stock based compensation	—	—	744,032	—	—	744,032	—	744,032
Balances as of March 31, 2019	29,633,240	29,633	104,551,554	(52,192,745)	144,556	52,532,998	635,610	53,168,608
Net loss	—	—	—	(12,100,520)	—	(12,100,520)	—	(12,100,520)
Other comprehensive income	—	—	—	—	(39,098)	(39,098)	—	(39,098)
Stock based compensation	(51,549)	(52)	726,851	—	—	726,799	—	726,799
Balances as of June 30, 2019	29,581,691	29,581	105,278,405	(64,293,265)	105,458	41,120,179	635,610	41,755,789
Net loss	—	—	—	(10,687,743)	—	(10,687,743)	—	(10,687,743)
Other comprehensive income	—	—	—	—	6,893	6,893	—	6,893
Issuance of stock related to employee compensation plans, net of forfeitures	28,202	28	(28)	—	—	—	—	—
Stock cancellations	(140,927)	(141)	141
Stock based compensation	—	—	1,219,575	—	—	1,219,575	—	1,219,575
Balances as of September 30, 2019	29,468,966	$29,468	$106,498,093	$(74,981,008)	$112,351	$31,658,904	$635,610	$32,294,514

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common		Additional		Accumulated other	Total electroCore, Inc.
	Stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	Total
	Shares	Amount	capital	deficit	income	equity	interest	equity
Balances as of December 31, 2019	29,835,183	$29,835	$107,752,066	$(83,479,098)	$(41,295)	$24,261,508	$635,610	$24,897,118
Net loss	—	—	—	(7,959,349)	—	(7,959,349)	—	(7,959,349)
Other comprehensive income	—	—	—	—	51,148	51,148	—	51,148
Equity financing commitment fee*	461,676	462	(462)	—	—	—	—	—
Issuance of stock related to employee compensation plans, net of forfeitures	124,568	125	(125)	—	—	—	—	—
Share based compensation	—	—	744,865	—	—	744,865	—	744,865
Balances as of March 31, 2020	30,421,427	30,422	108,496,344	(91,438,447)	9,853	17,098,172	635,610	17,733,782
Net loss	—	—	—	(4,741,528)	—	(4,741,528)	—	(4,741,528)
Other comprehensive income	—	—	—	—	(116,396)	(116,396)	—	(116,396)
Issuance of stock (see Note 12)	8,028,372	8,028	7,823,507	—	—	7,831,535	—	7,831,535
Equity financing commitment fee*	181,273	181	(181)	—	—	—	—	—
Financing fees	—	—	(167,299)	—	—	(167,299)	—	(167,299)
Issuance of stock related to employee compensation plans, net of forfeitures	184,073	184	(184)	—	—	—	—	—
Share based compensation	—	—	1,002,758	—	—	1,002,758	—	1,002,758
Balances as of June 30, 2020	38,815,145	38,815	117,154,945	(96,179,975)	(106,543)	20,907,242	635,610	21,542,852
Net loss	—	—	—	(4,486,404)	—	(4,486,404)	—	(4,486,404)
Other comprehensive income	—	—	—	—	(83,812)	(83,812)	—	(83,812)
Issuance of stock (see Note 12)	6,079,676	6,080	11,197,581	—	—	11,203,661	—	11,203,661
Equity financing commitment fee*	49,565	49	(49)	—	—	—	—	—
Financing fees	—	—	(23,199)	—	—	(23,199)	—	(23,199)
Issuance of stock related to employee compensation plans, net of forfeitures	254,702	255	(255)	—	—	—	—	—
Share based compensation	—	—	742,928	—	—	742,928	—	742,928
Balances as of September 30, 2020	45,199,088	$45,199	$129,071,951	$(100,666,379)	$(190,355)	$28,260,416	$635,610	$28,896,026

* Reflects commitment shares issued in accordance with the Company's equity facility purchase agreement with Lincoln Park Capital. For additional information see Note 12. Lincoln Park Stock Purchase Agreement.

See accompanying notes to unaudited condensed consolidated financial statements

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,187,281)	$(36,649,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,490,551	2,690,406
Depreciation and amortization	288,589	152,255
Amortization of marketable securities discount	23,422	(480,840)
Cloud computing arrangement implementation costs	—	(1,114,568)
Legal expense settled with stock	156,434	—
Net noncash lease expense	(82,204)	411,142
Noncash portion of litigation settlement	—	16,692
Other	14,893	(157,759)
Changes in operating assets and liabilities:
Accounts receivable, net	320,186	(485,778)
Inventories	(15,922)	(3,171,868)
Prepaid expenses and other current assets	(586,588)	274,199
Accounts payable	(1,631,839)	3,219,105
Accrued expenses and other current liabilities	(801,439)	(656,734)
Net cash used in operating activities	(17,011,198)	(35,953,542)
Cash flows from investing activities:
Purchase of marketable securities	(22,166,376)	(35,216,037)
Proceeds from maturities of marketable securities	10,500,000	69,766,000
Purchases of property and equipment	—	(72,241)
Net cash (used in) provided by investing activities	(11,666,376)	34,477,722
Cash flows from financing activities:
Proceeds from shares issued, net of related expenses	17,139,563	—
Proceeds from notes issued	2,558,360	807,347
Repayments of notes issued	(606,374)	(346,006)
Net cash provided by financing activities	19,091,549	461,341
Effect of changes in exchange rates on cash and cash equivalents	(145,312)	(37,299)
Net decrease in cash and cash equivalents	(9,731,337)	(1,051,778)
Cash and cash equivalents – beginning of period	13,563,791	7,600,284
Cash and cash equivalents – end of period	$3,832,454	$6,548,506

Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$1,170,890	$—
Interest paid	$9,366	$3,457
Income taxes paid	$3,254	$—

Supplemental schedule of noncash activity:
Prepaid lease payments included in right of use assets	$—	$42,857
Accounts payable paid through issuance of common stock	$1,548,702	$—
Insurance premium financing	$654,563	$461,341

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

The accompanying condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
(b)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of electroCore and its wholly owned subsidiaries. electroCore Australia, a VIE for which electroCore is the primary beneficiary, is also consolidated with the non-controlled equity presented as a non-controlling interest. All intercompany balances and transactions have been eliminated in consolidation.
(c)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, trade credits, rebates, co-payment assistance and sales returns, valuation of inventory, stock compensation, and contingencies.
(d)	Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standard Board ("FASB") issued guidance on the measurement of credit losses which requires measurement and recognition of expected credit losses for financial assets, including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The method to determine a loss is different from the existing guidance, which requires a credit loss to be recognized when it is probable. The Company adopted this guidance and determined the impact was immaterial on the consolidated to the financial statements.
(e)	Fair Value Measurement

In August 2018, the FASB issued guidance which modified the disclosure requirements for fair value measurements. The guidance is effective for the year ended December 31, 2020. The Company adopted this guidance and it was properly reflected in the condensed consolidated financial statements. There were no material changes to the prior disclosure.

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

The Company incurred net losses of $4.5 million and $17.2 million for the three and nine months ended September 30, 2020, respectively.

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

During the nine months ended September 30, 2020, the Company received net proceeds of approximately $17.1 million from sales of common stock to Lincoln Park and private placement transactions. These private placement transactions included sales to certain affiliates and existing shareholders of the Company, including some members of the Company’s board of directors. As of September 30, 2020, the Company had the right to sell under the LPC Purchase Agreement approximately $9.9 million of additional shares of common stock.

On May 14, 2020, the Company entered into a Securities Purchase Agreement with its legal counsel pursuant to which it issued 1,564,345, shares of common stock, at a purchase price of $0.99 per share. Upon issuance of the shares, certain of the Company’s outstanding financial obligations to such legal counsel were deemed paid and satisfied in full.

In May 2020, the Company received $1.4 million in connection with its Paycheck Protection Program (“PPP”) loan under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of certain expenses and loan recipients maintaining their payroll levels over certain required thresholds under the PPP. The terms of any forgiveness also may be subject to further requirements in any regulations and guidelines the Small Business Administration (“SBA”) may adopt. No assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. Official guidance and interpretations of the requirements of the program have been limited and have been changing over time. Despite the Company’s good-faith belief that it has properly satisfied all eligibility requirements for the PPP loan, there has been increasing scrutiny of public companies that received loans, and there can be no assurance that the Company will not become subject to regulatory or other scrutiny, including a request or requirement for repayment of some or all of the loan.

The Company may be eligible, from time to time, to receive cash from the sale of its Net Operating Losses under the State of New Jersey’s NOL Transfer Program. On May 6, 2020, the Company received a net cash amount of approximately $1.2 million from the sale of its state NOLs and research and development tax credits for the year ended December 31, 2018.

The Company’s expected cash requirements for 2020 and beyond are based on the commercial success of its products and its ability to reduce operating expenses. There are significant risks and uncertainties as to its ability to achieve these operating results, including as a result of the adverse impact on its headache business from the COVID-19 pandemic and significant potential investment necessary to generate potential sales of gammaCore Sapphire™ CV. Due to these risks and uncertainties, the Company may need to reduce its activities significantly more than in its current operating plan and cash flow projections assume in order to fund its operations beyond one year of the date these financial statements are issued. There can be no assurance that the Company will have sufficient cash flow and liquidity to fund its planned activities, which could force it to significantly reduce or curtail its activities and, ultimately, potentially cease operations.

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

Concentration of Revenue Risks

The Company earns a significant amount of its revenue (i) in the U.S. from the Department of Veterans Affairs and Department of Defense pursuant to its qualifying contract under the Federal Supply Schedule and open market sales to individual Department of Veterans Affairs facilities and (ii) in the United Kingdom from the National Health Service. Net sales from these two channels represented 84.0% and 87.2% of the Company’s net sales for the three and nine months ended September 30, 2020, and 63.4% and 47.5% for the three and nine months ended September 30, 2019, respectively.

Foreign Currency Exchange

The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

COVID-19 Risks and Uncertainties

The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact business partners. While the Company experienced disruptions during the nine months ended September 30, 2020 from the COVID-19 pandemic, it is unable to predict the full impact that the COVID-19 pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets.

In addition, because the COVID-19 pandemic affected, among other things, the Company's access to prescribing physicians and their access to headache patients, on March 23, 2020 the Company suspended its earlier full-year revenue guidance until it could better understand the trajectory of its business, as well as announced a reduction in its activities, and adjusted its cash runway expectations in response to the potential adverse impact caused by the COVID-19 pandemic. Compared to its earlier expectations, the Company believes that its results for the nine months ended September 30, 2020 reflect a negative impact from, among other things, the global pandemic. Moreover, the Company's expectations for the remainder of 2020 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic, which it believes may also have had an adverse effect on its access to debt and equity capital markets. Depending upon the duration and severity of the pandemic, the continuing effect on the Company's results and outlook over the long term remains uncertain.

Note 4. Revenue Recognition

Geographical Net Sales

The following table presents net sales disaggregated by geographic area:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Geographic Market
United States	$800,767	$491,722	$1,759,477	$1,211,318
Europe	278,340	187,639	801,055	494,765
Other	1,734	3,632	7,035	9,254
Total Net Sales	$1,080,841	$682,993	$2,567,567	$1,715,337

Performance Obligations

Revenue, net of discounts, vouchers, rebates, returns, and co-payment assistance is solely generated from the sales of gammaCore products. Revenue is recognized when delivery of the product is completed. The Company deems control to have transferred upon the completion of delivery because that is the point in which (1) it has a present right to payment for the product, (2) it has transferred the physical possession of the product, (3) the customer has a legal title to the product, (4) the customer has risks and rewards of ownership and (5) the customer has accepted the product. After the products have been delivered and control has transferred, the Company has no remaining unsatisfied performance obligations.

Revenue is measured based on the consideration that the Company expects to receive in exchange for gammaCore, which represents the transaction price. The transaction price includes the fixed per-unit price of the product and variable consideration in the form of trade credits, rebates, and co-payment assistance. The per-unit price is based on the Company’s established wholesale acquisition cost less a contractually agreed upon discount with the customer.

Trade credits are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience.

Generally, agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Contract Balances

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Accordingly, under Accounting Standards Codification ("ASC") 606, the Company’s contracts with customers did not give rise to contract assets or liabilities during the three and nine months ended September 30, 2020 and 2019.

Note 5.  Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of September 30, 2020 and December 31, 2019.

As of September 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$3,832,454	$—	$—	$3,832,454

U.S. Treasury Bonds	$22,138,304	$—	$(3,093)	$22,135,211
Total marketable securities	$22,138,304	$—	$(3,093)	$22,135,211

Total cash, cash equivalents, and marketable securities	$25,970,758	$—	$(3,093)	$25,967,665

As of December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$13,564,252	$—	$(461)	$13,563,791

U.S. Treasury Bonds	$10,494,539	$811	$—	$10,495,350
Total marketable securities	$10,494,539	$811	$—	$10,495,350

Total cash, cash equivalents, and marketable securities	$24,058,791	$811	$(461)	$24,059,141

Note 6.  Fair Value Measurements

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
September 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,832,454	$3,832,454	$—	$—
Marketable Securities:
U.S. treasury bonds	22,135,211	22,135,211	—	—
Total	$25,967,665	$25,967,665	$—	$—

		Fair Value Hierarchy
December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$13,563,791	$13,563,791	$—	$—
Marketable Securities:
U.S. treasury bonds	10,495,350	10,495,350	—	—
Total	$24,059,141	$24,059,141	$—	$—

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and nine months ended September 30, 2020 and year ended December 31, 2019. The carrying amount of the Company’s receivables and payables approximate their fair values due to their short maturities.

Note 7.  Inventories

As of September 30, 2020 and December 31, 2019, inventories consisted of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$1,503,808	$1,065,345
Work in process	4,656,723	5,314,763
Finished goods	766,563	531,064
Total inventory	6,927,094	6,911,172
Less: noncurrent	(6,133,878)	(6,020,180)
Total - current	$793,216	$890,992

As of September 30, 2020 and December 31, 2019, the Company’s reserves for obsolete inventory totaled $287,544. The Company records charges for obsolete inventory in cost of goods sold. As of September 30, 2020 and December 31, 2019, noncurrent inventory was comprised of approximately $1.8 million and $1.0 million of raw materials, respectively, and $4.3 million and $5.0 million of work in process, respectively.

Note 8.  Leases

For the three and nine months ended September 30, 2020, the Company recognized lease expense of $149,731 and $422,765, and $186,037 and $599,322 for the three and nine months ended September 30, 2019, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

The tables below provide the details of the right of use assets and lease liabilities:

Supplemental Balance Sheet Information for Operating Leases

	September 30, 2020	December 31, 2019
Operating leases:
Operating lease right of use assets	$1,153,939	$1,430,641
Operating lease liabilities:
Current portion of operating lease liabilities	514,934	486,445
Noncurrent operating lease liabilities	1,036,117	1,419,880
Total operating lease liabilities	$1,551,051	$1,906,325
Weighted average remaining lease term (in years)	5.7	5.9
Weighted average discount rate	13.75%	13.75%

Supplemental Statement of Cash Flows Information for Operating Leases

	Nine months ended September 30,
	2020	2019
Noncash lease expense	$273,070	$232,270
Change in operating lease liabilities	$(355,274)	$178,872

Future minimum lease payments under non-cancellable operating leases as of September 30, 2020:

Remainder of 2020	$127,959
2021	743,818
2022	337,254
2023	142,892
2024	146,044
2025 and thereafter	676,260
Total future minimum lease payments	2,174,227
Less: Amounts representing interest	(623,176)
Total	$1,551,051

Note 9. Cloud Computing Arrangement

In 2018, the Company entered into a contract to obtain a cloud computing arrangement (“CCA”). In accordance with Accounting Standards Update 2018-15, the implementation costs incurred in the CCA are deferred and recognized as other assets and are amortized to expense over the noncancelable term of the arrangement. The implementation of this CCA was completed on September 30, 2019. Beginning July 1, 2019, the Company went live with the cloud computing system and all future related costs are expensed as incurred. In July 2019, the Company began amortizing the related deferred costs over the remaining period of the noncancelable arrangement. Amortization costs for the three and nine months ended September 30, 2020 were $70,519 and $211,556, respectively. As of September 30, 2020, and December 31, 2019 the net book value of the CCA was $869,729 and $1,081,284, respectively, and is included under the caption Other assets in the Company’s Condensed Consolidated Balance Sheet. The remaining term of the lease as of September 30, 2020 is approximately 3 years.

Note 10.  Accrued Expenses and Other Current Liabilities

Accrued expenses as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Accrued professional fees	$411,880	$1,255,494
Accrued bonuses	1,105,166	804,082
Other employee related expenses	415,441	836,754
Other	603,454	441,049
	$2,535,941	$3,337,379

Note 11.  Notes Payable

Loan Under the PPP

On May 4, 2020, the Company received proceeds of $1.4 million in connection with a promissory note (the “Note”) entered into with Citibank, N.A. (the “Lender”) evidencing an unsecured loan (the “Loan”) under the PPP. The PPP is a program of the SBA established under the CARES Act. Under the PPP, the proceeds of the Loan may be used for payroll and certain covered interest payments, lease payments and utility payments (“Qualifying Expenses”). The Company intends to use the entire Loan amount for Qualifying Expenses under the PPP.

The interest rate on the Loan is 1.0% per annum. The Note matures on  February 2, 2023. On September 2, 2021 (the “First Payment Date”), the Company is required to pay all accrued interest under the Loan that is not forgiven in accordance with the terms of the PPP. Additionally, on the First Payment Date and on the second day of each month thereafter until February 2, 2023, the Company must make equal monthly payments of the amount of principal under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Company intends to apply for loan forgiveness under the guidelines of the SBA, which would result in a delay or elimination of the repayment period, if accepted in whole or in part by the Lender and SBA. The Note contains events of default and other conditions customary for a Note of this type.

Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of Qualifying Expenses and the recipient maintaining its payroll levels over certain required thresholds under the PPP. The terms of any forgiveness also may be subject to further requirements in any regulations and guidelines the SBA may adopt. No assurance can be provided that the Company will obtain forgiveness of the Note in whole or in part. Official guidance and interpretations of the requirements of the program have been limited and have been changing over time. Despite the Company’s good-faith belief that it properly satisfied all eligibility requirements for the PPP loan, there has been increasing scrutiny of public companies that received loans, and there can be no assurance that the Company will not become subject to regulatory or other scrutiny, including a request or requirement for repayment of some or all of the loan.

The Company has accounted for the Loan in accordance with FASB ASC Topic 470, Debt. Accordingly, the Loan is reflected as a liability on its Condensed Consolidated Balance Sheet as of September 30, 2020. The Company will record a gain if the Loan is forgiven.

Finance and Security Agreement

On July 1, 2020, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (“the Agreement”). The Agreement provides for a single borrowing by the Company of $1.2 million, with a seven-month term and an annual interest rate of 2.18%. The proceeds from this transaction were used to partially fund the premiums due under some of the Company’s insurance policies. The amounts payable are secured by the Company’s rights under such policies. The Company is required to pay monthly installments of approximately $164,800 beginning in July 2020. As of September 30, 2020, the remaining balance under the Agreement is $654,563 and during the three and nine months ended September 30, 2020, the Company recognized $3,574 in interest expense.

Note 12. Stockholders’ Equity

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

During the nine months ended September 30, 2020, the Company sold 9,979,676 shares of common stock under the LPC Purchase Agreement, resulting in aggregate proceeds of approximately $15.1 million to the Company. In accordance with the LPC Purchase Agreement, the Company issued an additional 692,514 shares of its common stock to Lincoln Park as a commitment fee. As of September 30, 2020, no further commitment fee shares remain issuable under the LPC Purchase Agreement.   As of September 30, 2020, the Company had the right to sell under the LPC Purchase Agreement approximately $9.9 million of additional shares of common stock.

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

On May 14, 2020, the Company entered into a Securities Purchase Agreement (“Second SPA”) with its legal counsel pursuant to which the Company agreed to issue 1,564,345 shares of common stock, at a purchase price of $0.99 per share. Upon issuance of the shares, certain outstanding financial obligations of the Company owed to its legal counsel were deemed paid and satisfied in full. In addition, the Company’s legal counsel was granted customary registration rights as further described in the Second SPA. During the nine months ended September 30, 2020, the Company recorded a non-cash charge of $156,434 in connection with this transaction.

On May 18, 2020, the Company entered into a third Securities Purchase Agreement (“Third SPA”) with certain accredited investors pursuant to which the Company agreed to sell an aggregate of 505,205 shares of common stock at a purchase price of $0.9178 per share,for aggregate proceeds to the Company of approximately $0.45 million. In addition, the purchasers were granted customary registration rights as further described in the Third SPA.

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

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Nine months ended September 30,
	2020	2019
Outstanding stock options	3,693,943	2,355,366
Nonvested restricted stock and unit awards	1,230,651	2,387,106
Stock purchase warrants	715,199	715,199
	5,639,793	5,457,671

Note 14. Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its Net Operating Losses (“NOLs”) under the State of New Jersey’s NOL Transfer Program. On May 6, 2020, the Company received a net cash amount of approximately $1.2 million from the state NOLs and research and development tax credits for the year ended December 31, 2018. These sale proceeds are included under the caption Benefit from income taxes in accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020. There was no provision for or benefit from income taxes for the three and nine months ended September 30, 2019.

Note 15.  Stock Based Compensation

The following table presents a summary of activity related to stock options during the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2020	3,131,266	$8.53	8.9	*
Granted	1,844,298	1.28		*
Exercised	—	—
Cancelled	(1,281,621)	11.79		*
Outstanding, September 30, 2020	3,693,943	$5.86	8.7	$553,826
Exercisable, September 30, 2020	1,076,615	$10.97	7.7	$34,347
* de minimis

The intrinsic value is calculated as the difference between the fair market value at September 30, 2020 and the exercise price per share of the stock options. The options granted to employees generally vest over a four-year period.

The following table presents a summary of activity related to restricted stock awards (“RSAs”) granted during the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested January 1, 2020	127,505	$8.09
Granted	—	—
Vested	(53,662)	9.55
Cancelled	(19,946)	9.52
Nonvested, September 30, 2020	53,897	$6.10

In general, RSAs granted to employees vest over a four-year period.

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2020	1,241,493	$2.86
Granted	732,140	0.91
Vested	(528,238)	2.46
Cancelled	(268,641)	4.08
Nonvested, September 30, 2020	1,176,754	$1.55

In general, Stock Units granted to employees vest over two to four-year periods.

In general, annual share based compensation awards granted to the Company's non-executive directors vest over one year, and inaugural share based compensation awards vest over three years.

   The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Selling, general and administrative	$541,757	$904,115	$1,789,122	$2,030,465
Research and development	179,664	313,533	649,485	658,014
Cost of goods sold	21,507	1,927	51,944	1,927
Total expense	$742,928	$1,219,575	$2,490,551	$2,690,406

Total unrecognized compensation cost related to unvested awards as of September 30, 2020 was $5.7 million and is expected to be recognized over the next 2.4 years.

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three and nine months ended September 30, 2020 and 2019 was estimated on the date of grant using the Black-Scholes model. Expected volatility was based on historical volatility of the Company’s common stock. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembled the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the nine months ended September 30, 2020 are summarized in the table below. No options were granted in the three months ended September 30, 2020.

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Fair value at grant date	$0.98	$4.44
Expected volatility	142.1%	86.7%
Risk-free interest rate	0.7%	2.3%
Expected holding period, in years	6.1	5.7
Dividend yield	—%	—%

Note 16. Restructuring and Other Related Charges

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

Restructuring and other related charges for the three months ended September 30, 2019 of $804,643 were costs in connection with the separation agreements of two former Company officers. Restructuring and other related charges for the nine months ended September 30, 2019 of $1,997,292, were related to the Company’s restructuring plan announced on May 29, 2019 and costs in connection with the separation agreements of two former Company officers .

The following table provides a summary of the Company’s restructuring and other related charges for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Employee separation costs	$—	$804,643	$271,164	$1,997,292
Payment in lieu of severance	—	—	175,000	—
Other restructuring costs	—	—	18,442	—
	$—	$804,643	$464,606	$1,997,292

As of September 30, 2020, $62,500 is payable by the Company in connection with the above described charges. This amount is included under the caption Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2020.

Note 17.  Commitments and Contingencies

Stockholders Litigation

On July 8, 2019 and August 1, 2019, purported stockholders of the Company served putative class action lawsuits in the Superior Court of New Jersey for Somerset County, captioned Paul Kuehl vs. electroCore, Inc., et al., Docket No. SOM-L 000876-19 and Shirley Stone vs. electroCore, Inc., et al., Docket No. SOM-L 001007-19, respectively. In addition to the Company, the defendants include present and past directors and officers, Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for its IPO; and two of the Company’s stockholders. On August 15, 2019, the Superior Court entered an order consolidating the Kuehl and Stone actions, which are proceeding under Docket No. SOM-L 000876-19. Each plaintiff was appointed a co-lead plaintiff. The plaintiffs filed a consolidated amended complaint, which sought certification of a class of stockholders who purchased common stock in the IPO or whose purchases are traceable to that offering. The consolidated amended complaint alleged that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act with respect to the registration statement and related prospectus for the IPO. The complaint sought unspecified compensatory damages, interest, costs and attorneys’ fees. On October 31, 2019, the Company and the other defendants filed a motion to dismiss the complaint or in the alternative to stay the action in favor of the pending federal action (discussed below). On February 21, 2020 the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On March 2, 2020 the court entered an amended order dismissing the consolidated amended complaint with prejudice. On March 27, 2020, the plaintiffs filed a notice of appeal with the N.J. Superior Court-Appellate Division. The appeal was fully briefed as of July 17, 2020. The date for argument of the appeal has not yet been set.

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

In the Turnofsky case, on November 25, 2019 several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky.  In addition to the prior claims, the amended complaint adds an additional director defendant and two investors as defendants and adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants plan to file reply papers in support of the motion by December 7, 2020.

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

Settlement Agreement

In January 2019, the Company settled a dispute with one of its former advisors, Madison Global Partners ("Madison Global"), which had filed a complaint against the Company in the Supreme Court of the State of New York, County of New York (Index No. 652329/2018). As part of that settlement, the Company paid Madison Global $325,000 and issued to Madison Global and its representatives warrants to purchase in the aggregate 62,181 shares of its common stock at prices ranging from $5.68 per share to $12.60 per share. In January 2019, 5,192 warrants with an exercise price of $5.68 were issued and the expense was recognized. All other amounts were accrued in prior accounting periods. The warrants issued are shown in the following table:

# Warrants	Exercise Price	Expiration Dates
8,576	$8.86	April 1, 2021
22,253	$5.68	March 30, 2022
17,066	$12.60	June 30, 2022
14,286	$12.60	August 31, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

You should read this section in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those under the caption "Risk Factors" in the aforementioned Annual Report.

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

Following our initial FDA clearance in early 2017, our commercial strategy was to establish gammaCore as a first-line treatment option for the acute treatment of episodic CH in adult patients, who have few alternative treatment options available to them. This strategy was supported by a product registry conducted from July 2017 through June 2018 to build advocacy among key opinion leaders in leading headache centers in the United States, and to generate patient demand in the form of prescriptions submitted to payers. With an earlier-than-anticipated FDA clearance for our acute treatment of migraine indication, we leveraged this advocacy during the registry period as we expanded into migraine, and prepared for a full commercial launch of gammaCore and gammaCore Sapphire for the acute treatment of pain associated with eCH and migraine in adult patients, which was accomplished in the third quarter of 2018. With the clearance of adjunctive use for the prevention of CH in December 2018, we continued to build upon our existing base of advocacy and patient support. In March 2020, the FDA cleared gammaCore for the preventive treatment of migraine headache in adult patients.

Recently, we have focused our sales efforts in two channels, the U.S. Department of Veterans Affairs and U.S. Department of Defense, and the United Kingdom. We continue to evaluate strategies to expand commercial adoption of gammaCore, including the potential use of telemedicine and direct to consumer approaches.

Recent Developments

Emergency Use Authorization

In April 2020, we announced that we had submitted an Emergency Use Authorization, or EUA, application to the FDA to facilitate the study and clinical use of our gammaCore Sapphire™ nVNS therapy for respiratory symptoms associated with COVID-19.

In July 2020, the FDA granted the Company an EUA authorizing the use the Company’s  gammaCore Sapphire™ CV nVNS therapy at home or in a healthcare setting to acutely treat adult patients with known or suspected COVID-19 who are experiencing exacerbation of asthma-related dyspnea and reduced airflow, and for whom approved drug therapies are not tolerated or provide insufficient symptom relief.

The EUA is supported by the Secretary of Health and Human Service’s declaration that circumstances exist to justify the emergency use of medical devices during the COVID-19 pandemic. This device has not undergone the same type of review as an FDA-approved or cleared device. The FDA may issue an EUA when certain criteria are met, which includes that there are no adequate, approved, or available alternatives to the candidate product. In addition, the FDA decision is based on the totality of scientific evidence available showing that it is reasonable to believe that the device meets certain criteria for safety, performance, and labeling, and that it may be effective in treating patients with COVID-19.

The EUA for the gammaCore Sapphire CV device is in effect for the duration of the COVID-19 pandemic justifying emergency use of these devices, unless terminated or revoked (after which the products may no longer be used). An FDA approved or cleared device should be used instead of the gammaCore Sapphire CV under EUA, when applicable and available.

While our COVID-19 initiatives did not contribute materially to revenue during the three months ended September 30, 2020, our physician and patient outreach efforts under the EUA are ongoing.

In the second quarter of 2020, two investigator-initiated clinical trials (“IITs”) of gammaCore Sapphire CV were launched to study patients with a confirmed diagnosis of, or presumed to be, COVID-19, one in Valencia, Spain (“SAVIOR 1”) and the other in Pittsburgh, Pennsylvania (“SAVIOR 2”). These trials are continuing to enroll patients.  As our understanding of the disease has evolved and in-patient treatment regimens have changed, the enrollment criteria for SAVIOR 1 and SAVIOR 2 trials have proven to be more challenging than originally anticipated. Additional trials in the U.S. are being evaluated.

Capital Activities

During the nine months ended September 30, 2020, we received aggregate proceeds of approximately $15.1 million through the sales of our common stock to Lincoln Park Capital Fund, LLC, or Lincoln Park.

During the nine months ended September 30, 2020, we received aggregate proceeds of $2.2 million through sale of our common stock in private placement transactions to certain affiliates and existing shareholders of the Company, including certain members of our board of directors.

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

On July 1, 2020, we entered into a Commercial Insurance Premium Finance and Security Agreement (“the Agreement”). The Agreement provides for a single borrowing by us of $1.2 million, with a seven-month term, and an annual interest rate of 2.18%. The proceeds from this transaction were used to partially fund the premiums due under some of the Company’s insurance policies. The amounts payable are secured by the Company’s rights under such policies. As of September 30, 2020, the remaining balance is $654,563.

Premium II

In April 2020, we terminated our Premium II clinical trial that was being conducted to further support our label expansion into migraine prevention. As a result, there are currently no company-funded studies ongoing.

Impact of COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact business partners. In particular, the pandemic has resulted in a significant reduction in non-essential contact between patients and healthcare providers, shifting of focus by healthcare providers to the acute treatment of COVID-19 related illness regardless of specialty. We believe these restrictions have limited our salesforce’s ability to generate additional interest in the Company’s products. While we began to experience disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, we are unable to predict the impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including those where our principal place of business is located and sales force seeks to operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

Because the COVID-19 pandemic affected, among other things, our access to prescribing physicians and their access to headache patients, on March 23, 2020 we suspended our earlier full-year revenue guidance until we could better understand the trajectory of our business, as well as announced a reduction in our activities, and adjusted our cash runway expectations in response to the potential adverse impact caused by the COVID-19 pandemic. Compared to our earlier expectations, we believe that our results for the three and nine months ended September 30, 2020 reflect a negative impact from, among other things, the global pandemic. Moreover, our expectations for the remainder of 2020 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains uncertain.

In July 2020, the Company received an EUA for use of its gammaCore Sapphire CV nVNS therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. This EUA is expected to remain in effect for the duration of the COVID-19 pandemic justifying emergency use of these devices unless terminated or revoked by the FDA (after which products may no longer be used). The length of the effective period of this EUA is uncertain and the Company may have to incur significant marketing and other expenditures to achieve sales of the gammaCore Sapphire CV. We did not recognize material revenue from the sales of gammaCore Sapphire CV during the three months ended September 30, 2020. There can be no assurance as to what impact the EUA and potential sales of gammaCore Sapphire CV will have on us, our business operations and financial condition.

Results of Operations

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020	2019	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$1,080.9	$683.0	$397.9
Cost of goods sold	347.5	353.9	(6.4)
Gross profit	733.4	329.1	404.3
Operating expenses
Research and development	629.1	2,274.9	(1,645.8)
Selling, general and administrative	4,592.9	8,143.4	(3,550.5)
Restructuring and other related charges	—	804.6	(804.6)
Total operating expenses	5,222.0	11,222.9	(6,000.9)
Loss from operations	(4,488.6)	(10,893.8)	6,405.2
Other (income)/expense
Interest and other income	(5.8)	(206.1)	200.3
Other	3.6	—	3.6
Total other (income)/expense	(2.2)	(206.1)	203.8
Loss before income taxes	(4,486.4))	(10,687.7)	6,201.3
Benefit from income taxes	—	—	—
Net loss	$(4,486.4)	$(10,687.7)	$6,201.3

Net Sales

Net sales increased 58% for the three months ended September 30, 2020 compared to the prior year period. The increase of $397,900 is due to increased sales to the Department of Veteran Affairs, and in the United Kingdom and U.S. commercial channels. Revenue for the three months ended September 30, 2020 included an order of approximately $98,000 from a Veterans Administration facility. We expect inventory from that order to be dispensed over the next 12 months.

Gross Profit

Gross profit increased $404,300 for the three months ended September 30, 2020 compared to the prior year period. This increase was due to the increase in net sales along with the cost of goods sold activity described immediately below. Gross margin was 68% and 48% for the three months ended September 30, 2020 and 2019, respectively. The increase in gross margin was largely due to the absorption of labor and overhead costs across a larger revenue base and was partially offset by a decrease in non-revenue generating units, and product mix. Material, labor and overhead costs incurred in connection with non-revenue generating units are charged to operating expense.

Research and Development

Research and development expense decreased by $1.6 million or 72% for the three months ended September 30, 2020 compared to the prior year period. This reduction was primarily due to significant reductions in near-term investment in research and development, including the termination of our Premium II clinical trial.

Selling, General and Administrative

Selling, general and administrative expense was $4.6 million and $8.1 million for the three months ended September 30, 2020 and 2019, respectively. This decrease was primarily due to our reduction in our sales and marketing activities, consistent with the cost reduction plan first implemented in June 2019.  We intend to continue to evaluate and implement cost reduction strategies as appropriate.

Restructuring and Other Related Charges

There were no restructuring and other related costs for the three months ended September 30, 2020.  Restructuring and other related costs for the three months ended September 30, 2019 of $804,600 were related to expenses incurred in connection with separation agreements with two of our former officers.

Interest and Other Income

Interest and other income of $5,800 and $206,100 for the three months ended September 30, 2020 and 2019, respectively, primarily consisted of interest earned on cash, cash equivalents and marketable securities.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

The following table sets forth amounts from our condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30,
	2020	2019	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$2,567.6	$1,715.3	$852.3
Cost of goods sold	918.6	766.2	152.4
Gross profit	1,649.0	949.1	699.9
Operating expenses
Research and development	3,182.7	8,279.4	(5,096.7)
Selling, general and administrative	16,427.0	28,155.6	(11,728.6)
Restructuring and other related charges	464.6	1,997.3	(1,532.7)
Total operating expenses	20,074.3	38,432.3	(18,358.0)
Loss from operations	(18,425.3)	(37,483.2)	19,057.9
Other (income)/expense
Interest and other income	(80.5)	(850.1)	769.6
Other	13.4	16.7	(3.3)
Total other (income)/expense	(67.1)	(833.4)	766.3
Loss before income taxes	(18,358.2)	(36,649.8)	18,291.6
Benefit from income taxes	1,170.9	—	1,170.9
Net loss	$(17,187.3)	$(36,649.8)	$19,462.5

Net Sales

Net sales increased 50% for the nine months ended September 30, 2020 compared to the prior year period. The increase of $852,300 is due to increased sales to the Department of Veteran Affairs and in the United Kingdom. This increase was partially offset by reduced sales in the U.S. commercial channel.

Gross Profit

Gross profit increased $699,900 for nine months ended September 30, 2020 compared to the prior year period. This increase was due to the increase in net sales along with the cost of goods sold activity described immediately below. Gross margin was 64% and 55% for the nine months ended September 30, 2020 and 2019, respectively. The increase in gross margin was largely due to the absorption of labor and overhead costs, and product mix.

Research and Development

Research and development expense decreased by $5.1 million, or 62% for the nine months ended September 30, 2020 compared to the prior year period. This reduction was primarily due to significant reductions in near-term investment in research and development, including the termination of our Premium II clinical trial.

Selling, General and Administrative

Selling, general and administrative expense decreased by $11.7 million, or 42% for the nine months ended September 30, 2020 compared to the prior year period. This decrease was primarily due to our June 2019 reduction in personnel and non-personnel costs for sales and marketing activities. We intend to continue to evaluate and implement cost reduction strategies as appropriate.

Restructuring and other related charges

Restructuring and other-related charges of $464,600 during the nine months ended September 30, 2020 primarily consist of severance related expenses in connection with personnel changes in the position of Chief Medical Officer, and other personnel changes that occurred during the three months ended September 30, 2020. Restructuring and other related charges for the nine months ended September 30, 2019 of $1,997,300 were due to our restructuring plan announced on May 29, 2019 and expenses incurred in connection with separation agreements with two of our former officers.

Interest and Other Income

Interest and other income of $80,500 and $850,100 for the nine months ended September 30, 2020 and 2019, respectively, primarily consisted of interest earned on cash, cash equivalents and marketable securities.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the nine months ended September 30,
	2020	2019
	(in millions)
Net cash (used in) provided by
Operating activities	$(17.0)	$(36.0)
Investing activities	$(11.7)	$34.5
Financing activities	$19.1	$0.5

Operating Activities

Net cash used in operating activities was $17.0 million and $36.0 million for the nine months ended September 30, 2020 and 2019, respectively. This decrease is primarily due to (i) a decrease in our net loss from operations and less cash being used for the payment of management bonuses in 2020 as compared to 2019, and (ii) the sale of  our state NOLs and research and development tax credits for the year ended December 31, 2018, for which we received a net cash amount of approximately $1.2 million in May 2020.

Investing Activities

Net cash used in investing activities was $11.7 million for the nine months ended September 30, 2020, as compared to net cash provided by investing activities of $ 34.5 million for the nine months ended September 30, 2019. This decrease reflects the decline in funds received from the maturity of marketable securities, partially offset by a decrease in our purchase of marketable securities.

Financing Activities

Net cash provided by financing activities was $19.1 million for the nine months ended September 30, 2020, primarily representing cash proceeds of $17.3 million from the issuance of common stock, $1.4 million from our loan under the Paycheck Protection Program, and $1.2 million from a debt financing of certain of our insurance premiums. These positive cash flows were slightly offset by $0.6 million in payments related to the financing of our insurance premiums.  During the nine months ended September 30, 2019, we received proceeds of $0.8 million from a financing agreement to fund some of our insurance premiums of which $0.3 million was repaid as of September 30, 2019.

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

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses since our inception. We incurred net losses of $17.2 million and $36.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, our accumulated deficit was $100.7 million.

Net cash used during the three months ended September 30, 2020 was approximately $4.1 million, excluding $11.2 million of proceeds received from sales of stock to Lincoln Park Capital, as compared to $7.6 million used during the three months ended September 30, 2019. As of September 30, 2020, our cash, cash equivalents and marketable securities totaled $26.0 million.

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

The Purchase Agreement also prohibits us from directing Lincoln Park to purchase any shares of common stock if those shares, when aggregated with all other shares of common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of common stock as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 13d-3 thereunder.

Under applicable rules of the Nasdaq Global Select Market, we may not issue or sell to Lincoln Park under the Purchase Agreement more than 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Purchase Agreement, or the Exchange Cap, (or 5,991,912 shares, based on 29,959,565 shares outstanding immediately prior to the execution of the Purchase Agreement), unless (i) stockholder approval, or the Approval, is obtained or (ii) the issuances and sales of common stock pursuant to the Purchase Agreement are not deemed to be “below market” in accordance with the applicable rules of Nasdaq. The Approval was obtained at our 2020 annual meeting of stockholders on June 12, 2020. The Purchase Agreement does not limit our ability to raise capital from other sources at our sole discretion, except that, subject to certain exceptions, we may not enter into any Variable Rate Transaction unless such Variable Rate.

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

During the nine months ended September 30, 2020, we received aggregate proceeds of approximately $15.1 million through the sale of our common stock to Lincoln Park pursuant to the Purchase Agreement. As of September 30, 2020, we had the right to sell under the Purchase Agreement approximately $9.9 million of additional shares of common stock.

Other Equity Transactions

During the nine months ended September 30, 2020, we received aggregate proceeds of $2.2 million through the sale of our common stock in private placement transactions. These private placement transactions included sales to certain affiliates and existing shareholders of the Company, including some members of our board of directors.

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

The interest rate on the Loan is 1.0% per annum. The Note matures on February 2, 2023. On September 2, 2021, or the First Payment Date, we are required to pay all accrued interest under the Loan that is not forgiven in accordance with the terms of the PPP. Additionally, on the First Payment Date and on the second day of each month thereafter until February 2, 2023, we must make equal monthly payments of the amount of principal under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. We intend to apply for loan forgiveness under the guidelines set out by the SBA, which would result in a delay or elimination of the repayment period, if accepted in whole or in part by the Lender and SBA. The Note contains events of default and other conditions customary for a Note of this type.

Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of Qualifying Expenses, and provided certain payroll thresholds are maintained. The terms of any forgiveness also may be subject to further requirements in any regulations and guidelines the SBA may adopt. No assurance can be provided that we will obtain forgiveness of the Note in whole or in part. Official guidance and interpretations of the requirements of the program have been limited and have been changing over time. Despite our good-faith belief that we properly satisfied all eligibility requirements for the PPP loan, there has been increasing scrutiny of public companies that received loans, and there can be no assurance that we will not become subject to regulatory or other scrutiny and a request for repayment of some or all of the loan.

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

In July 2020, we received an EUA for use of its gammaCore Sapphire™ CV nVNS therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. This EUA is expected to remain in effect for the duration of the COVID-19 pandemic justifying emergency use of these devices unless terminated or revoked by the FDA (after which products may no longer be used). The length of the effective period of this EUA is uncertain and the Company may have to incur significant expenditures to achieve sales of gammaCore Sapphire CV. There can be no assurance as to what impact the EUA and potential sales of gammaCore Sapphire CV will have on us, our business operations and financial condition.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the nine months ended September 30, 2020.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision making regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2020 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended September 30, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II— OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various legal proceedings, including those that may arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted with certainty, other than as set forth below, we are not subject to any material legal proceedings.

On July 8, 2019 and August 1, 2019, purported stockholders of our company served putative class action lawsuits in the Superior Court of New Jersey for Somerset County, captioned Paul Kuehl vs. electroCore, Inc., et al., Docket No. SOM-L 000876-19 and Shirley Stone vs. electroCore, Inc., et al., Docket No. SOM-L 001007-19, respectively. In addition to our company, the defendants include present and past directors and officers, Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for our IPO; and two of our stockholders. On August 15, 2019, the Superior Court entered an order consolidating the Kuehl and Stone actions, which are proceeding under Docket No. SOM-L 000876-19. Each plaintiff was appointed a co-lead plaintiff. The plaintiffs filed a consolidated amended complaint, which sought certification of a class of stockholders who purchased our common stock in our IPO or whose purchases are traceable to that offering. The consolidated amended complaint alleged that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act with respect to the registration statement and related prospectus for the IPO. The complaint sought unspecified compensatory damages, interest, costs and attorneys’ fees. On October 31, 2019, the Company and the other defendants filed a motion to dismiss the complaint or in the alternative to stay the action in favor of the pending federal action (discussed below). On February 21, 2020 the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On March 2, 2020 the court entered an amended order dismissing the consolidated amended complaint with prejudice. On March 27, 2020, the plaintiffs filed a notice of appeal with the N.J. Superior Court – Appellate Division. The appeal was fully briefed as of July 17, 2020. The date for argument of the appeal has not yet been set.

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

In the Turnofsky case, on November 25, 2019 several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint adds an additional director defendant and two investors as defendants, adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants plan to file reply papers in support of the motion by December 7, 2020.

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

In January 2019, we settled a dispute with one of our former advisors, Madison Global Partners, who had filed a complaint against us in the Supreme Court of the State of New York, County of New York (Index No. 652329/2018) as previously reported. As part of that settlement, we paid Madison Global $325,000 and issued to Madison Global and its representatives warrants to purchase in the aggregate 62,181 shares of our common stock at prices ranging from $5.68 per share to $12.60 per share. Substantially all such amounts were accrued in prior accounting periods. (See Note 17 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in this Quarterly Report.)

Item 1A.
RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report on Form 10-Q occur, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report, or otherwise. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which was filed with the SEC on August 13, 2020.

Risks Related to COVID-19

The coronavirus pandemic could have a significant negative impact on our business, revenues, financial condition and results of operations. *

The persistence of the coronavirus pandemic has severely depressed the level of economic activity around the world. Many businesses and governments have taken preventative or protective actions, including restrictions on travel and business operations, and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of many businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions, voluntary or mandated closures of travel-related businesses, as well as quarantines, shelter-in-place/stay-at-home and social distancing orders.

This coronavirus pandemic has also impacted, and may continue to impact, our headquarters, manufacturing, and warehousing and distribution facilities, as well as those of our third party vendors, including through the effects of facility closures, employee furloughs, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. For example, we have limited access to our New Jersey corporate office as a result of state-imposed restrictions. The coronavirus pandemic may also impact our ability to sell our product, ship our product on a timely basis and may increase our costs.

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

Additionally, our sales and marketing efforts are, and may from time to time be, adversely affected by protocols for screening and restricting outside visitors and vendors that have been adopted by the Department of Veterans Affairs, commercial prescribers and other third parties. Officially imposed quarantines and self-quarantines could also interfere with patients’ ability to see a health care provider and obtain our gammaCore therapy.

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

More generally, in the future, our business, financial results, and financial condition may be negatively impacted by the effects of other disease outbreaks, epidemics, pandemics, or similar widespread public health concerns.

Risk Related to our Financial Position, Operating Results and Need for Additional Capital

We have a history of significant losses. If we do not achieve and sustain profitability and positive cash flow from operations, our financial condition could suffer. Our failure to become and remain profitable could negatively impact the results of our operations and your investment. *

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future as we operate our sales and marketing infrastructure, increase market acceptance of our gammaCore therapy, fund our research and development activities, and obtain regulatory clearance or approval for other products or indications in the United States and internationally. We have never been profitable and have incurred net losses in each year since our inception.

We incurred net losses of $17.2 million and $36.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, our accumulated deficit was $100.7 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital.

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

Even if we are able to increase sales of gammaCore, increase adoption of gammaCore therapy among physicians, payers, and patients and achieve desired payer coverage levels, we may not achieve profitability and even if we do, we may not be able to sustain or increase profitability in subsequent periods. If we fail to become profitable or are unable to sustain profitability, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. As of September 30, 2020, we had cash and cash equivalents of $26.0 million. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and ultimately, potentially cease operations. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We will be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all, which could impair our ability to continue as a going concern. *

Our operations have consumed substantial amounts of cash since inception, and we anticipate this continuing for at least the next 12 months as we continue seeking to grow our business. We believe that our growth will depend, in part, on our ability to fund our commercial efforts for our gammaCore therapy, and to opportunistically pursue research and development activities for additional indications for our gammaCore therapy. Our existing resources are unlikely to allow us to conduct all of the activities that we believe could be beneficial for our future growth. As a result, we may need to seek additional funds in the future or curtail or forgo some or all of such activities. If we seek to and are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Although we expect that our existing capital resources and cash flow, will enable us to fund the operating expenses and capital expenditure requirements of our current operating plan for at least the next 12 months, this estimate is based on assumptions that may prove to be wrong, and we could exhaust or significantly diminish our available capital resources sooner than we expect. Changes, including those relating to the payer and competitive landscape, our commercialization strategy, our development activities and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly. Our future capital requirements will depend on many factors, including:

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

In addition, our auditors’ report for our 2019 financial statements contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our stock price generally. Our continuation as a “going concern” is dependent upon, among other things, our ability to increase revenue, reduce operating expenses and obtain additional funding through the sale of equity and or debt securities, debt financing, a strategic transaction or otherwise. However, there are significant risks and uncertainties as to our ability to achieve these goals or obtain required funding on commercially reasonable terms or at all, including as a result of the adverse impact on our business from the COVID-19 pandemic. Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations for at least the next 12 months. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and ultimately, potentially cease operations.

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

We have no experience with commercializing a respiratory product in the United States. We did not recognize material revenue from sales of our gammaCore Sapphire CV during the three months ended September 30, 2020.  We may be unable to successfully commercialize or gain market acceptance of gammaCore Sapphire CV and may not be able to obtain adequate coverage and reimbursement for gammaCore Sapphire CV from third-party payers.

As a result of these and other significant challenges and uncertainties, there can be no assurance as to what impact, if any, the EUA will have on us, our business, operations or financial condition.

Commercializing our gammaCore Sapphire CV therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients may require significant investment in research and development and expansion of our sales and marketing capabilities. *

We may need to make investments in research and development and expansion of our sales and marketing, distribution, and telehealth capabilities in order to commercialize gammaCore Sapphire CV therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. If we are unsuccessful in our commercialization efforts and do not achieve the sales levels that we expect, we may be unable to recover these investments in research and development, sales and marketing, distribution and telehealth efforts, and our business and financial condition could be materially adversely affected.

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

Regulatory requirements from executing upon our commercialization strategy and changes to payers’ prescription benefit plans and medical pathway plans could adversely impact our business and financial results. *

While we have ongoing discussions with the Centers for Medicare and Medicaid Services, our products are not currently covered by Medicare and Medicaid. Applicable Medicare Part D regulations and federal and state laws will impose additional requirements on us upon execution of our commercialization strategy. Our commercialization strategy, including our planned reimbursement approach with respect to our gammaCore therapy, is likely to subject us to additional audit oversight requirements, and if material contractual or regulatory non-compliance were to be identified, applicable sanctions and/or monetary penalties may be imposed, which could have an adverse effect on our financial position, results of operations or cash flows.

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

Our commercialization strategy may involve funding for our gammaCore therapy through medical benefit coverage, the majority of which is provided by private insurers, as well as reimbursement by government agencies. Such claims are generally for very high-priced medicines, and collection of payments from insurance companies, patients and other payers generally takes substantially longer than for those claims administered through a pharmacy benefit manager. Because of the high cost of these claims, complex billing requirements and the nature of the medical benefit coverage determination process, these accounts receivable are characterized by higher risk in collecting the full amounts due and applying the associated payments. In addition, possible sales in our EUA business channel to hospitals, which may involve higher credit risks than sales to other payers.

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

We must demonstrate to physicians the medical and economic benefits of our gammaCore therapy compared to those of our competitors. *

Physicians play a significant role in determining the course of a patient’s treatment and, as a result, the type of product that will be used to treat a patient. As a result, our success depends, in large part, on effectively marketing our gammaCore therapy to physicians. We have received several 510(k) clearances from the FDA for gammaCore therapy, however, such clearances do not necessitate adoption by physicians. In order for our gammaCore therapy to gain widespread adoption, we must successfully demonstrate to physicians the medical and economic benefits of our gammaCore therapy compared to competitors’ products, including (i) BOTOX marketed by Allergan plc, (ii) CGRP receptor agonists marketed by Amgen Inc. (with a co-marketing arrangement with Novartis International AG), Allergan plc, Eli Lilly and Company, Teva Pharmaceutical Industries Ltd., Biohaven Pharmaceuticals Inc., (iii) lasmiditan, marketed by Eli Lilly, (iv) Vycpti, an intravenous preventive treatment for migraine marketed by H. Lundbeck A/S, and (v) neuromodulation devices that have been marketed for the acute treatment and/or prevention of migraine, including the Cefaly, Eneura, and Nerivio devices. We also may face challenges because noninvasive VNS, or nVNS, is relatively new as compared to existing traditional treatments for cluster and migraine headaches. Furthermore, the competitive landscape for COVID-19 therapies is crowded and continues to evolve at a rapid pace. Various other companies, many with greater resources, are developing or commercializing treatments that potentially compete with gammaCore Sapphire CV. This competition could have a material adverse effect on potential acceptance, use, pricing and sales of gammaCore Sapphire CV.

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

Finally, any potential revenue from the EUA may fluctuate or be adversely impacted if and to the extent that (i) the coronavirus pandemic worsens, (ii) the coronavirus pandemic subsides, regardless of whether or not the EUA is terminated, revoked or expires, and (iii) other treatments or vaccines for coronavirus are developed and made available. Any of these developments and potential related contingencies could adversely impact our business and results of operations and affect the comparability of our results between periods and introduce additional risk into our business as we may rely upon forecasts to build inventory in advance of anticipated sales.

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

Our cost-control efforts might not assure profitability and may affect morale and make it difficult to retain employees or attract new ones. *

We have previously implemented reductions in force affecting a large portion of our workforce, redeployed resources across our organization and taken other measures to reduce our operating expenses. These efforts do not assure profitability. Furthermore, no assurance can be given as to the need to implement additional cost reductions in the future. Cost savings may also be offset by future hiring or other costs incurred in pursuing strategic objectives. Reductions in force, strategic redeployment and other cost-cutting measures could adversely affect morale in our organization and our reputation as an employer, which could lead to the loss of valued employees and could make it more difficult for us to hire new employees in the future, and the reduction of our headcount could adversely affect our operations and make it more difficult for us to pursue new opportunities and initiatives in the future.

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

On July 10, 2020, we were granted an EUA from the FDA for use of our gammaCore Sapphire CV for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. We have never before commercialized a respiratory therapy product in the United States and may never achieve market acceptance. *

We have no history of commercializing respiratory products within the United States or selling our gammaCore therapy pursuant to an Emergency Use Authorization. We have limited experience engaging in commercial activities and limited established relationships with physicians, hospitals and payers as well as third-party suppliers on whom we depend for the manufacture of our product components. We may be unable to commercialize gammaCore Sapphire CV for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients for a number of reasons, including:

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

We have only a limited history commercializing our gammaCore therapy for the acute treatment of eCH, prevention of cluster headache, preventive and acute treatment of migraine in the United States and we may never achieve market acceptance. *

As a small company with a limited history of selling our gammaCore therapy, we have limited experience engaging in commercial activities and limited established relationships with physicians, hospitals and payers as well as third-party suppliers on whom we depend for the manufacture of our product components. We may be unable to gain broader market acceptance in the countries in which we have already begun to commercialize our gammaCore therapy, or, if approved by the FDA for additional indications, unable to successfully commercialize it in the United States for a number of reasons, including:

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

Many of our competitors are large, well-established companies with substantially greater resources than us and have a long history of competing in the CH and migraine markets. Furthermore, the competitive landscape for COVID-19 therapies is crowded and continues to evolve at a rapid pace. *

Many of our current and potential competitors are publicly traded, or are divisions of publicly traded, major pharmaceutical and medical device companies that have substantially greater financial, technical, sales and marketing resources than we do. We will face steep competition from Allergan plc, Amgen Inc., H. Lundbeck A/S, Novartis International AG, Teva Pharmaceutical Industries Ltd., and Eli Lilly and Company, among other established and potential competitors that may be better capitalized and have a history of commercializing products around the world. Also, several neuromodulation devices are approved for the treatment and/or prevention of migraine, including Cefaly, Eneura, SpringTMS and Nerivo Migra. Cefaly was recently granted an over the counter (OTC) clearance allowing it to be sold without a prescription, and the impact of this clearance on the competitive landscape remains to be seen. Given the size of the existing and potential market in the United States, we expect that as we continue our commercial efforts in the United States our current and future competitors will take aggressive action to protect their current market position.

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

In the United Kingdom, Fremanezumab has been recommended for use in the National Health Service by the National Institute Health and Care Excellence for the treatment of migraine. Although our current business in the United Kingdom is entirely for the prevention and treatment of cluster headache, this recommendation may limit our ability to penetrate the migraine market in the United Kingdom.

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

Traditional products used to treat CH and migraine have been available for decades, while our gammaCore therapy has only been commercially available in Europe for several years, and for approximately three years in the United States, and, as a result, we have a limited track record compared to our competitors. *

Traditional products used to treat CH and migraine have been commercially available for decades, while we only began commercializing our gammaCore therapy in Europe to treat CH and migraine several years ago, and within the past four years in the United States. Because we have a limited commercial track record compared to our competitors and our gammaCore therapy generally has been utilized by patients for less time than other headache therapies, physicians and patients may be slower to adopt or recommend our gammaCore therapy. Further, while we believe our international commercial experience and our clinical trials support the safety and effectiveness of our gammaCore therapy for the acute treatment of eCH, prevention of CH and migraine headache, future studies or patient experience over a longer period of time may indicate that treatment with gammaCore is less attractive than treatment with competitive products or that our gammaCore therapy causes unexpected or serious complications or other unforeseen negative effects. Such results would likely slow the adoption of our gammaCore therapy and significantly reduce our sales, which would harm our business and adversely affect our results of operations. Furthermore, if patients with traditional or other headache products were to experience unexpected or serious complications or other unforeseen effects, the market for our gammaCore therapy may be adversely affected, even if such effects are not directly attributable to our gammaCore therapy.

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

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition. *

Sales of gammaCore outside the United States represent a substantial and growing portion of our net sales. In 2012, we began selling gammaCore in the EU through distributors. We sell gammaCore directly in seven countries in the EU, and in the United Kingdom through distributors and agents located in Doncaster, U.K. The sale and shipment of gammaCore across international borders, as well as the purchase of components from international sources, subjects us to U.S. and foreign governmental trade, import and export, and customs regulations and laws.

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

Our loan pursuant to the Paycheck Protection Program, or the PPP, could be audited by U.S. regulatory authorities. An adverse finding thereunder could require us to return the full amount of the loan, and potentially subject us to fines and penalties. *

Because the COVID-19 pandemic affected, among other things, our access to prescribing physicians and potential prescribing physicians and their access to headache patients, on March 23, 2020 we suspended our earlier full-year revenue guidance until we could better understand the trajectory of our business, as well as announcing a reduction in our activities, and adjusting our cash runway expectations in response to the potential adverse impact caused by the COVID-19 pandemic. Compared to our earlier expectations, we believe that our results for the three months ended September 30, 2020 reflect a negative impact from, among other things, the global pandemic. Moreover, our expectations for the remainder of 2020 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic, which we believe may also have had an adverse effect on our access to debt and equity capital markets. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains somewhat uncertain. In addition, the report of our auditors covering our consolidated financial statements at December 31, 2019 contained an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raised substantial doubt about our ability to continue as a “going concern”. It was in this context that we believed we had a good faith basis that the economic uncertainty and negative impact on us and the economy as a whole due to the COVID-19 pandemic made an application for a loan pursuant to the PPP, under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, necessary for the support of our ongoing operations in the current economic environment.

On May 4, 2020, we entered into a PPP loan with Citibank, N.A. in an aggregate principal amount of approximately $1.4 million. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. On April 23, 2020, the Small Business Administration, or SBA, issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP. Subsequently, on April 28, 2020 the Secretary of the Treasury and SBA announced that the government will review all PPP loans above $2 million in principal for which the borrower applies for forgiveness. On May 13, 2020, the SBA issued further guidance relating to the required necessity certification which provides a limited safe harbor for companies that received PPP loans having less than $2 million in principal to the effect that they will be deemed to have made the required certification concerning the necessity of the loan request in good faith. Nonetheless, should we be audited or reviewed by the U.S. Department of the Treasury as a result of filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the PPP loan, which could reduce our liquidity, and potentially subject us to fines and penalties. Official guidance and interpretations of the requirements of the program have been limited and have been changing over time. Despite our good-faith belief that we properly satisfied all eligibility requirements for the PPP loan and the recently published, limited safe-harbor, there has been increasing scrutiny of public companies that received loans, and there can be no assurance that we will not become subject to regulatory or other scrutiny by the SBA, the Department of the Treasury or any other regulatory, administrative, legislative or governmental authority, including a request or requirement for repayment of some or all of the loan, or otherwise incur adverse publicity and damage to our reputation.

Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of the loan, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of qualifying expenses and the Company maintaining its payroll levels over certain required thresholds. Although we intend to apply for forgiveness of the PPP loan, no assurance can be provided that we will obtain such forgiveness in whole or in part.

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

If the financial condition of our customers were able to deteriorate resulting in an impairment of their ability to make payments or if third-party payers were to deny claims, additional provisions for doubtful accounts may be required.

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

Effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and senior executives could hinder our strategic planning and execution. Our ability to execute our business strategies, ensure a cohesive management team, and attract and retain key executives may be adversely affected by the uncertainty that could be associated with the needing to transition to a new senior leadership.

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

We rely in part on a single third-party distributor to effectively distribute our products outside the United States. *

We depend in part on a single third-party distributor for the warehousing, programming and shipment of our products in certain territories in Europe. We depend on this distributor’s efforts, yet we are unable to control its efforts completely. This distributor typically performs the same services for a variety of other non-competing products that may limit the resources it dedicates to our gammaCore therapy. If our distributor fails to effectively distribute gammaCore in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offerings requires significant time and resources. To develop and expand our distribution, we must continue to scale and improve our processes and procedures that support our distributors.

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

We offer health care provider consults for gammaCore Sapphire CV in the United States and  rely upon a third-party telehealth platform provider to do so. In the future, we may need to engage other telehealth platform providers for sales of our other products.*

UpScript LLC, or UpScript, is our exclusive online telehealth provider for gammaCore Sapphire CV and its performance is not fully within our control. We are unable to ensure that UpScript will comply with applicable laws, and its failure to do so could have an adverse effect on our operating results and business. Additionally, recruiting, training and retaining telehealth platform providers requires significant time and resources. We may need to establish additional relationships with telehealth platform providers for the sales of our other products, but there can be no assurance that we will be able to do so at all or on terms favorable to us.

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

Our potential revenue in the United Kingdom is substantially dependent on government funding arrangements. *

In the United Kingdom, an award from the NHS called the Innovation Technology Payment Program, or ITP, offers the potential for us to generate revenue from the treatment of CH. This award, which has been extended until March 2021, is the primary commercial channel from which our United Kingdom revenue is derived and is supported by a December 2019 recommendation for the use of gammaCore in CH from the National Institute for Health and Care Excellence, or NICE. The cost of compliance with applicable U.K. laws and regulations could negatively harm us and our business. Additionally, the government funding arrangements provided by the NHS and NICE could be withdrawn if we do not comply with the terms and conditions of such arrangements, or if the programs are not extended or curtailed. Any of these contingencies could have an adverse effect on our potential U.K. revenue.

We rely on third parties to conduct and support clinical trials and investigator - initiated trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials. *

We do not independently conduct clinical trials for our product candidates. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Currently, we have a number of ongoing investigator-initiated trials, or IITs, including IITs for nVNS stimulation in COVID-19 patients in Spain and the United States. We frequently review both proposals for new trials and the performance of ongoing trials, and our reviews may result in changes to our future obligations. Our reliance on third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. Furthermore, some of the sites for our investigator-initiated trials are outside the United States. The performance of these sites may be adversely affected by various issues, including less advanced medical infrastructure, lack of familiarity with conducting clinical trials in accordance with U.S. standards, insufficient training of personnel, communication difficulties or change in local regulations. We remain responsible for ensuring that clinical trials are conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires us to comply with GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected. Furthermore, these third parties may also have relationships with other entities, including our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory clearance or approval for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

Additionally, patient enrollment is affected by many factors beyond our control and the control of the third parties upon whom we rely to conduct IITs. As a result, we cannot predict how successful our IITs will be at enrolling patients. In particular, enrollment in our IITs for nVNS stimulation in COVID-19 patients in Spain and the United States have been slower than expected.

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

If we are not able to establish or maintain collaborations, we may have to alter some of our future development, regulatory clearance and commercialization plans. *

Our product development programs, regulatory clearance and the potential commercialization of our gammaCore therapy will require substantial additional capital to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and medical device companies for the future development, regulatory clearance and potential commercialization of those product candidates. Furthermore, we may find that our programs require the use of proprietary rights held by third parties, and the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights.

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

The manufacturing process requires lengthy lead times during which electronic components of our gammaCore therapy may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of adverse financial impact of inventory obsolescence comparatively. In addition, as of September 30, 2020 we had approximately $6.9 million of inventory. Our inventory significantly exceeds current demand for the gammaCore therapy, which also could result in an increased risk of adverse financial impact from inventory obsolescence.

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

•	Patents may not issue from currently pending or future patent applications.

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

•

We e may not be able to accurately estimate or control our future operating expenses in relation to obtaining, enforcing and/or defending intellectual property, which could lead to cash shortfalls. Our operating expenses may fluctuate significantly in the future as a result of the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

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

The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or products and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope and, in any event, any patent protection we obtain may be limited. As a result, some of our products are not, and in the future may not be, protected by patents. We generally apply for patents in those countries where we intend to make, have made, use, offer for sale, or sell products and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we do not seek protection in all countries where we sell products, and we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories in which we have patent protection that may not be sufficient to terminate infringing activities.

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

62

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

We do not have patent rights in certain foreign countries in which a market for our products may exist. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. Additionally, such proceedings could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products and services that are the same as or similar to our products and services, and our competitive position in the international market would be harmed.

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

66

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

Our gammaCore therapy must comply with regulatory requirements imposed by the FDA in the United States and by similar agencies in foreign jurisdictions. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, extensive agency review processes, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we must comply with include:

•	the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations (Title 21 CFR);

•	CE mark requirements of the European Union, or EU, and UKCA mark requirements of the United Kingdom;

•	Medical Device Quality Management System Requirements (ISO 13485:2016);

•	Occupational Safety and Health Administration requirements; and

•	New Jersey Department of Health Services requirements.

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

gammaCore is also subject to extensive governmental regulation in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer. *

In the EEA, gammaCore must currently comply with the Essential Requirements laid down in (i) Annex I to Directive 93/42/EEC and (ii) EU Medical Device Regulation 2017/745, or MDR, on the approximation of the laws of the member states relating to medical devices or the EU Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the CE mark to gammaCore, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure that requires the intervention of a notified body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the notified body would audit and examine the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The notified body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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

In order to continue to sell gammaCore in Europe, we must maintain our CE Certificate of Conformity for the device and continue to comply with the Medical Devices Directive and with the MDR. The Medical Devices Regulation imposes a number of new requirements on manufacturers of medical devices. This may impact our activities in the EEA and in the UK, the renewal of our existing CE Certificates of Conformity and conformity assessment related to future bodies. Our failure to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our notified body (the British Standards Institution), which could impair our ability to market products in the EEA in the future.

On March 29, 2017, the United Kingdom formally notified the EU of its intention to withdraw from the Union pursuant to Article 50 of the Lisbon Treaty, commonly referred to as Brexit. The United Kingdom and EU have now agreed on the terms of the exit deal, which will include a transitional period following the United Kingdom’s exit which occurred on January 31, 2020. The transitional period will continue until December 31, 2020 during which the EU and the United Kingdom will seek to negotiate new arrangements for the period from January 1, 2021. The United Kingdom’s withdrawal from the EU, or Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the EU and the United Kingdom. Given the lack of comparable precedent, it is unclear what Brexit’s financial, regulatory, and legal implications would be and how it would affect us. However, potentially changing regulatory schemes and tariffs engendered by Brexit may add additional complexity, cost and delays to the operations of electroCore UK Ltd., and in marketing or selling our products in the United Kingdom. Our revenue and profit, supply and demand for our products, and customer retention and acquisition in both the long term and short term could be adversely affected. During the transitional period, most obligations imposed by EU legislation will remain applicable to and in the United Kingdom. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the “hard” withdrawal of the United Kingdom from the EU (where no deal is agreed for the period after the transitional period ending December 31, 2020) could materially impact the regulatory regime with respect to the CE Certificates of Conformity in the United Kingdom. CE Certificates of Conformity issued by a notified body accredited in the EU may no longer be recognized in the UK. Similarly, notified bodies accredited in the UK will no longer be able to issue CE Certificates of Conformity. Obtaining new CE Certificates of Conformity or certification for the UK may have a significant impact on our activities. Finally, Brexit may also disrupt the way that the United Kingdom interprets obligations under CE Certificates of Conformity.

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

We are required to report certain malfunctions, deaths, and serious injuries associated with our products, which can result in voluntary corrective actions or agency enforcement actions. *

Under the FDA MDR regulations, medical device manufacturers are required to submit information to the FDA when they receive a report or become aware that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the EEA are legally bound to report incidents involving devices they produce or sell to the regulatory agency, or competent authority, in whose jurisdiction the incident occurred. Under the Directive 93/42/EEC on the approximation of the laws of the member states relating to medical devices or EU Medical Device Directive and the EU Medical Devices Regulation, an incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient, or user or of other persons or to a serious deterioration in their state of health.

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

Legislative or regulatory reforms may make it more difficult and costly for us to obtain regulatory clearance of our product candidates and to manufacture, market and distribute our products after clearance is obtained. *

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

Political change as a result of elections, including the recent presidential and congressional elections, could result in significant legislative and regulatory reforms impacting the FDA’s regulation of our products. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

In the EU, on May 25, 2017 the new MDR was adopted and it entered into application on May 26, 2020. The MDR has introduce substantial changes to the obligations with which medical device manufacturers must comply in the EU. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure.

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

77

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

An active, liquid and orderly market for our common stock may not continue to be sustained, and our stockholders may not be able to resell their shares at a desired market price and could lose all or part of their investment.

Prior to our IPO in June 2018, there was no public market for shares of our common stock. Although our common stock is listed on the Nasdaq Global Select Market, or Nasdaq, we cannot assure you that an active, liquid trading market for our shares will continue to be sustained. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. The lack of an active market may impair our stockholders’ ability to sell their shares at the desired time or at a price that our stockholders consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies or in-license new product candidates using our shares as consideration. We cannot offer any assurance that an active trading market for our common stock will  be sustained or how liquid that market may become. As a result, relatively small trades may have a disproportionate impact on the price of our common stock, which may contribute to the price volatility of our common stock and could limit stockholders’ ability to sell their shares. In addition, the stock market in general, and the market for smaller biotechnology companies in particular, have experienced extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect  the market price of our common stock, regardless of our actual operating performance. The above factors could adversely affect the value of our common stock and cause you to lose all or part of your investment.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval. *

As of September 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates, including Core Ventures II, LLC and Core Ventures IV, LLC, entities controlled by two of our directors, Joseph P. Errico and Thomas J. Errico, M.D., and Merck Global Health Innovation Fund, LLC, beneficially owned, including shares issuable upon the exercise or delivery of options, warrants, restricted stock units and deferred stock units that are currently vested or will vest within 60 days from the date hereof, an approximately 9.7 million shares of our voting stock which represents approximately 21.4% of our outstanding voting stock (treating all such vested options, warrants, restricted stock units and deferred stock units held by such persons as outstanding). These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

General Risk Factors

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, including factors which are beyond our control. These factors include those discussed in the other “Risk Factors” section of this Report on Form 10-Q and others such as:

•	announcements related to regulatory clearance to market gammaCore for the treatment of various conditions in the United States;
•	announcements related to the EUA for facilitating the study and clinical use of gammaCore Sapphire CV for the acute treatment of asthma exacerbations in known or suspected COVID 19 patients;
•	results from, or any delays in, clinical trial programs relating to our product candidates;
•	announcements of new products by us or our competitors;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	our operating results and financial position;
•	changes or developments in laws or regulations applicable to our products;
•	any adverse changes in our relationship with any manufacturers or suppliers;
•	the success of our efforts to acquire or develop additional products;
•	any intellectual property infringement actions in which we may become involved;
•	announcements concerning our competitors or the medical device industry in general;
•	achievement of expected product sales and profitability;
•	changes or developments in our commercial strategy and tactics;
•	manufacture, supply or distribution shortages;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
•	changes in financial estimates or recommendations by securities analysts
•	trading volume of our common stock;
•	sales of our common stock by us, our executive officers, directors or stockholders;
•	general economic and market conditions and overall fluctuations in the U.S. equity markets; and
•	the loss of any of our key scientific or management personnel.

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

Other than the stockholders who purchased an aggregate of 4,128,372 shares of common stock in our three private placement transactions in the second quarter of 2020, there are no holders of common stock entitled to rights with respect to the registration of their shares under the Securities Act. Sales of registered securities by those stockholders could have a material adverse effect on the trading price of our common stock.

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

Through September 30, 2020, we used:

(i)

approximately $8.0 million to fund activities related to commercialization of our gammaCore products which included hiring additional territory business managers as well as patient and professional promotional activities across multiple media channels,

(ii)	approximately $4.9 million to fund expansion of our clinical program into additional indications in headache and rheumatology,

(iii)	approximately $4.4 million for the build out of our specialty distribution channel for the launch of gammaCore Sapphire, and

(iv)	approximately $58.6 million for working capital, including inventory, and other corporate purposes.
Item3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item5.OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

Item6.EXHIBITS

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1

Certificate of Incorporation of electroCore, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 as filed with the Commission on May 15, 2020.)

3.2	Bylaws of electroCore, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 as filed with the Commission on May 15, 2020.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 12, 2020	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

