Form 10-K
period 2020-12-31
electroCore, Inc.
filed 2021-03-11
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38538

electroCore, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	20-3454976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Forge Way, Suite 205, Rockaway, NJ	07866
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 290-0097

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	ECOR	Nasdaq Global Select Stock Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on June 30, 2020 was $27,865,926.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2021 was 48,476,785.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which will be filed with the Securities Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Report.

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

References to electroCore

In this Annual Report, unless otherwise stated or the context otherwise indicates, references to “ECOR,” “electroCore,” “the Company,” “we,” “us,” “our” and similar references refer to electroCore, Inc., a Delaware corporation

Risk Factor Summary
The following is a summary of certain important factors that may make an investment in our Company speculative or risky. You should carefully consider the full risk factor disclosure set forth in Item 1A of this Annual Report, in addition to the other information herein, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.
•	The coronavirus pandemic could have a significant negative impact on our business, revenues, financial condition and results of operations.
•	We have a history of significant losses. If we do not achieve and sustain profitability, our financial condition could suffer. Our failure to become and remain profitable could negatively impact the results of our operations and your investment.
•	We will be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all, which could impair our ability to continue as a going concern.
•	We received an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, in July 2020 to facilitate the study and clinical use of gammaCore Sapphire CV for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. There can be no assurance as to the impact, if any, that the EUA and commercialization of gammaCore Sapphire CV will have on us, our business, operations or financial condition.
•	Commercializing our gammaCore Sapphire CV therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients may require targeted investment in research and development and expansion of our sales and marketing capabilities.
•	If third-party payers do not provide adequate coverage and reimbursement for the use of gammaCore, we may be unable to generate significant revenues.
•	Regulatory requirements and changes to payers’ prescription benefit plans and medical pathway plans could adversely impact our business and financial results.
•	Third-party payers have been resistant to cover gammaCore through pharmacy benefit plans, which has hindered our commercialization strategy and required changes to our existing business that could delay and negatively impact our ability to generate revenue.
•	We must demonstrate to physicians and third-party payers the medical and economic benefits of our gammaCore therapy compared to those of our competitors or other available therapies and such comparisons may not be realizable.

•	Our operating results may vary significantly from quarter to quarter because of seasonality, bulk orders, shipments to distributors or otherwise.
•

Commercialization of our gammaCore Sapphire therapy for additional neurological conditions may require clinical trials that are very expensive, time-consuming, difficult to design and implement and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies, clinical trials or commercial success.

•	If we fail to develop and retain an effective sales and customer service function, our business could suffer.
•	We recently began commercializing our gammaCore therapy for the acute treatment of episodic cluster headache, or eCH, prevention of cluster headache, preventive and acute treatment of migraine in the United States for which market acceptance and commercial success is uncertain.

•	If our competitors are better able to develop and market cluster headache, or CH, and migraine treatments that are safer, more effective, less costly, easier to use or otherwise more attractive than our gammaCore therapy, our business and business prospects will be adversely impacted.
•	Many of our competitors are large, well-established companies with substantially greater resources than us and have a long history of competing in the migraine market.
•

Traditional products used to treat CH and migraine have been available for decades, while our gammaCore therapy has only been commercially available in Europe for several years, and for approximately three years in the United States, and, as a result, we have a limited track record compared to our competitors.

•	Our international operations subject us to certain operating and compliance risks, which could adversely impact our results of operations and financial condition.
•	We may not be able to establish or strengthen our brand.
•

We relied upon primary, secondary, and sole source third-party suppliers located in China and elsewhere for components and packaging of our gammaCore products, which suppliers have paused delivery at our request, thereby making us vulnerable to supply shortages, price fluctuations, and an inability to reactivate supply chains if necessary, all of which could harm our business.

•	We rely upon specialty pharmacies to distribute some of our products in the United States.
•	Our potential revenue in the United Kingdom is substantially dependent on government funding arrangements and changes in such governmental policy could cause material harm to our business.
•

Our business is subject to extensive governmental regulation that makes it expensive and time consuming for us to bring our gammaCore therapy to market in the United States and other countries and to expand the use of our gammaCore therapy to additional therapeutic indications.

•	We are currently subject to securities class action lawsuits against us, which could result in adverse outcomes.
•	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
•	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
•	We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
•	Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

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

Market Data and Forecasts

Unless otherwise indicated, information in this Annual Report on Form 10-K concerning economic conditions, our industry, and our markets, including our general expectations and competitive position, market opportunity and market size, is based on a variety of sources, including information from independent industry analysts and publications, and/or our own estimates and research.

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

PART I

Item 1. Business

Business Overview

We are a commercial stage medical device company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy. nVNS is a platform bioelectronic medical therapy that modulates neurotransmitters through its effects on both the peripheral and central nervous systems.

Our gammaCore treatment is the first FDA-cleared, prescription-only nVNS therapy. Historically, vagus nerve stimulation, or VNS, required an invasive surgical procedure to permanently implant a costly medical device. This limitation has generally prevented VNS from being used, other than by the most severe patients. Our lead product, gammaCore Sapphire, is a proprietary, simple-to-use handheld delivery system intended for multi-year use. Currently, it is largely prescribed on a timed basis in 31-day or 93-day increments, or with a predefined number of stimulations, in a Durable Medical Equipment, or DME, configuration and may be both rechargeable and reloadable. gammaCore permits patients to self-administer doses of nVNS on an as-needed basis for acute treatment, and at regular intervals for prevention therapy.

Non-invasive delivery of VNS by our gammaCore Sapphire is enabled by a proprietary high-frequency burst waveform that safely and comfortably passes through the skin and stimulates therapeutically relevant fibers in the vagus nerve. Multiple published studies suggest that VNS works through a number of mechanistic pathways including the modulation of neurotransmitters and has a measurable effect similar to several classes of commonly prescribed medications.

Over the past several years, we have sought regulatory approvals to market our novel product in the United States. As we have obtained additional regulatory approvals, we have implemented commercial strategies to target an expanded base of potential patients.

U.S. Regulatory Process

We are initially focused on neurology and our therapy, gammaCore, is cleared by the FDA for use by adults for the following four neurological indications: the acute treatment of pain associated with each of migraine headache and episodic cluster headache, or eCH, the preventive treatment of migraine headache and adjunctive use for the preventive treatment of cluster headache, or CH. In February 2021, gammaCore was cleared by the FDA for the acute and preventive treatment of migraine in adolescents between 12 and 17 years of age.

In July 2020, the FDA granted us an EUA authorizing the use of the Company's gammaCore Sapphire CV nVNS therapy at home or in a healthcare setting to acutely treat adult patients with known or suspected COVID-19 who are experiencing exacerbation of asthma-related dyspnea and reduced airflow, and for whom approved drug therapies are not tolerated or provided insufficient symptom relief.

We are also considering several additional indications for our nVNS technology which are being studied in a number of investigator-initiated trials, or IITs. These indications include secondary headache, COVID-19 respiratory symptoms, stroke, post-traumatic headache, mild traumatic brain injury, post-traumatic stress disorder, opioid use disorders and post-operative ileus.

In April 2017, the FDA cleared gammaCore for the acute treatment of pain associated with eCH, and in November 2018, the FDA cleared gammaCore for adjunctive use for the prevention of  CH. CH is an extremely painful form of headache affecting approximately 400,000 people in the United States. Prior to gammaCore, injectable sumatriptan was the only FDA-approved, commercially available acute CH treatment, and there was no FDA-approved therapy for the prevention of CH.

The FDA cleared our gammaCore therapy for the acute treatment of pain associated with migraine in adults in January 2018, and for preventive treatment of migraine headache in adult patients in March 2020. Migraine is a debilitating primary headache condition that is estimated to affect approximately 12% of the global adult population and disproportionately affects women of child-bearing years. Migraine is estimated to affect 39 million patients in the United States and indirect annual costs associated with migraine in the United States are estimated at $19.3 billion.

The FDA clearances of our gammaCore therapy to treat headache were facilitated by the FDA’s creation of a new regulatory category: External Vagus Nerve Stimulator for Headache (21 CFR 882-5892). Based on this category’s description, we anticipate that some additional headache label expansions may be possible through the pathway under Section 510(k) of the Federal Drug and Cosmetic Act.

In January 2021, the Centers for Medicare and Medicaid Services, or CMS, published a Level II Healthcare Common Procedure Coding System, or HCPCS, code K1020 "non-invasive vagus nerve stimulator" that was established as part of CMS' second biannual 2020 Coding Cycle for non-drug and non-biological items and services. The coding decision covers the Company’s gammaCore Sapphire D and is in response to the application submitted by the Company during CMS’ second biannual 2020 Coding Cycle for non-drug and non-biological items and services, and will go into effect on April 1, 2021. We believe the unique HCPSC code is an important step in potentially providing patients with easier access to gammaCore therapy.

UK and European Regulatory Process

In September 2011, we received a CE Certificate of Conformity for gammaCore for the treatment of primary headache from the British Standards Institution, a European Union notified body. This CE Certificate of Conformity allowed us to affix the CE Mark on gammaCore and to commercialize it in the European Economic Area and other countries that recognize the European CE Mark. In addition to the CE Certificate of Conformity for primary headache, between September 2011 and October 2013 we received CE Certificates of Conformity on gammaCore covering four other specific indications for use, including reactive airway disease and gastric motility disorders. In 2019, the National Institute for Health and Care Excellence, or NICE published a Medical Technology Guidance document recommending the use of gammaCore for CH within National Health Service, or NHS, England. On January 2021, NHS Scotland adopted the NICE recommendation and recommended gammaCore for use in treatment of CHI in NHS Scotland.

NHS England awarded gammaCore a place on the Innovation Technology Payment Program, or ITPP, for treatment of patients with refractory cluster headache, a reimbursement pathway that opened in April 2019. In October 2020, we announced that the ITPP was extended through March 2021. Effective April 1, 2021, gammaCore Sapphire will be included in a new long-term reimbursement policy, the MedTech Funding Mandate Policy 2021/22, or MTFM.

In January 2021, NHS Scotland adopted the NICE recommendation and recommended gammaCore for use in treatment of CH in NHS Scotland.

Background of VNS

The vagus nerve is the largest and most extensive cranial nerve, connecting the brainstem to nearly every organ in the chest and abdomen. Modulating the firing rate of the fibers within the vagus nerve can trigger the release of neurotransmitters, both in the central and peripheral nervous systems, affecting how the brain and peripheral organs function. In the central nervous system, VNS activates areas of the brainstem that release important biochemicals including norepinephrine, acetylcholine, serotonin, and gamma-Aminobutyric acid. The release of these substances, which have been the targets of numerous pharmaceutical agents, have been identified as therapeutic for the treatment of multiple conditions, including epilepsy, depression and headache.

Over the past three decades, the body of scientific evidence in support of VNS in multiple medical conditions has been growing. Prior to gammaCore, however, the cost and requirement for invasive surgery meant that VNS was only appropriate for the most refractory patients. With the FDA clearances of gammaCore, this safe and effective therapy can now be noninvasively self-administered, at a fraction of the cost of a surgical implant, exponentially expanding its accessibility for the potential treatment of multiple medical conditions.

Our Therapy Delivery Platform

Our gammaCore therapy is prescription-only, and patients self-administer discrete doses using a handheld unit. Our flagship model; gammaCore Sapphire is a portable, reusable, rechargeable and reloadable option for patients, with the prescription being written by a health care provider and dispensed from a specialty pharmacy, through the patient’s healthcare system, or our facility in Rockaway, NJ. After the initial prescription is filled, access to therapy can be refilled for certain of our gammaCore Sapphire products periodically through the input of a unique, prescription-only authorization code. This code is currently delivered in the form of an RFID card (similar to a credit card or hotel keycard), dispensed by mail from a specialty pharmacy distribution partner, or by the Company directly to certain patients. In the future, this refill may be dispensed directly using a Bluetooth-aware smartphone application. gammaCore is also available in a DME configuration shipped directly from our facility.

Currently, gammaCore is largely prescribed on a timed basis in 31-day or 93-day increments, with a predefined number of stimulations, or in the DME configuration, and may be both rechargable and reloadable. gammaCore permits patients to self-administer doses of nVNS on an as-needed basis for acute treatment, and at regular intervals for prevention therapy.

Our prior iteration of the gammaCore delivery device was not reloadable or rechargeable and was replaced by our introduction of the improved gammaCore Sapphire during the third quarter of 2018. We continue to offer the non-reloadable, disposable version of our gammaCore products in certain markets and to deploy it for use in clinical studies where a rechargeable version is not necessary.

Competitive Strengths

We believe the competitive strengths of our company and our novel and proprietary self-administered nVNS therapy include:

Innovative bioelectronic medicine approach. Our gammaCore therapy uses a proprietary electrical signal to safely deliver VNS, which can cause targeted changes in neurotransmitter pharmacology, without systemic exposure to exogenous chemicals, in a manner that has been shown to have minimal side effects through clinical studies encompassing thousands of patients.

Our non-invasive therapy unlocks the long-held potential of VNS. VNS therapy can, for the first time, be delivered safely and comfortably through the skin using gammaCore. This eliminates the need for costly, invasive surgery that requires the implantation of an expensive medical device. VNS therapy is no longer reserved for the most refractory patients.

We have generated significant scientific data supporting the safety and efficacy of gammaCore which has led to FDA clearances for use in multiple indications. We believe our scientific data supporting the safety and efficacy of our therapy provides broader confidence in gammaCore and has resulted in its clearance in more indications than other neuromodulation therapies. gammaCore is the only therapy the FDA has cleared for prevention and treatment of migraine and cluster headache in adults, as well as for prevention and treatment of migraine in adolescents.

Commercial arrangements in the United States. We expect that a substantial portion of our 2021 sales of gammaCore will be made pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, which was secured by us in December 2018, and open market sales to individual facilities within government channels. The FSS makes gammaCore available to patients managed within the Department of Veteran's Affairs or VA, Department of Defense or DoD, Bureau of Prisons, Indian Health Services and Public Health Services.

Commercial arrangements outside the United States. Our success in gaining regulatory approval and reimbursement in the UK is significant both in its potential for commercial penetration, but also its precedential value. NHS England awarded gammaCore a place on the ITPP for treatment of patients with refractory cluster headache, a reimbursement pathway that opened in April 2019. In October 2020, we announced that the ITPP was extended through March 2021. Effective April 1, 2021, gammaCore Sapphire will be included in a new long-term reimbursement policy. The new policy, the MTFM, supports the use of NICE-approved, clinically effective and cost-saving medical devices, diagnostics and digital technologies that will improve patient outcomes. In December 2019, NICE had published a Medical Technology Guidance document recommending the use of gammaCore for CH within the NHS. In January 2021, gammaCore was recommended for use in treatment of CH in NHS Scotland. This approval was an adoption of the NICE recommendation. Recently, we entered into distribution agreements in Eastern Europe, Canada and Australia.

Unique Level II Healthcare Common Procedure Coding System code for non-invasive vagus nerve simulator. On January 15, 2021, CMS published its most recent Level II HCPCS decisions establishing a unique code for “non invasive vagus nerve stimulator”. The coding decision covers the Company’s gammaCore Sapphire D and is in response to the application submitted by the Company during CMS’ second biannual 2020 Coding Cycle for non-drug and non-biological items and services, which application focused on the clinical and economic advantages of gammaCore therapy. All final coding decisions for the second biannual 2020 Coding Cycle for non-drug and non-biological items and services will go into effect on April 1, 2021. We have initiated discussions with Medicare Administrative Contractors and commercial insurance providers to establish reimbursement rates for gammaCore Sapphire D.

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

Highly experienced management team. Our management team includes a diverse group of executives with significant experience in senior positions in the medical device and pharmaceutical industries. Our team’s experience in clinical development, regulatory affairs, reimbursement sales and marketing, and capital markets allow us to pursue our strategy and growth plans.

Our Strategy

Our goal is to be a leader in non-invasive neuromodulation medicine by using our proprietary nVNS platform therapy to deliver better patient outcomes.

In 2019 and 2020, we implemented significant adjustments to the deployment of personnel and resources across our organization. We reduced the size of our organization, including our field sales force and clinical operations in order to reduce expenses. We are currently focusing our resources on channels that are currently generating revenue or may potentially generate revenue in the near-term, including the following:

•

Our qualifying contract on the FSS, which we secured in December 2019, and open market sales to individual VA facilities. According to a presentation at the 2020 annual Scientific Meeting of the American Headache Society, approximately 400,000 patients saw a VA healthcare provider for headache in 2018 and VA's National Director of the Headache Center of Excellence program has stated that the VA has approximately 29,000 cluster headache sufferers. The VA and DoD have become our primary source of U.S. revenue and, accordingly, we have redeployed substantially all of our sales function to generating sales from this channel.

•	In the United Kingdom, where NHS England has provided a reimbursement pathway since April 2019 by awarding gammaCore a place on the ITPP, for use in patients with refractory cluster headache. In October 2020, we announced that the ITPP was extended through March 2021. Effective April 1, 2021 gammaCore Sapphire will be included in a new long-term reimbursement policy, the MTFM, which supports commissioners and providers in the use of selected NICE-approved, clinically effective and cost-saving medical devices, diagnostics and digital technologies that will improve patient outcomes. In December 2019, NICE published a Medical Technology Guidance document recommending the use of gammaCore for CH within the NHS, and in January 2021, NHS Scotland adopted the NICE recommendation and recommended gammaCore for use in treatment of CH in NHS Scotland.

•

In the United States we continue to make measured investments in our commercial channel, most notably through large insurers and pharmacy benefit managers for the purpose of expanding the population of gammaCore covered lives. To further support our commercial efforts, we are working towards leveraging the unique HCPCS code K1020 "non-invasive vagus nerve stimulator" that was established as part of CMS' second biannual 2020 Coding Cycle for non-drug and non-biological items and services, and which we believe could streamline reimbursement for both government and commercial payers. We are also exploring certain cash pay business models for headache patients.

•	Known or suspected COVID-19 patients with asthma exacerbations under an FDA Emergency Use Authorization. The therapy is available by prescription through the VA or DoD, from Premier Specialty Pharmacy, and telehealth consults are available at www.getgammacore.com. While the gammaCore Sapphire CV has not generated significant revenue, it leverages one of the earliest areas of research for us - reactive airway disease, or RAD.

•	Distribution partners to commercialize our gammaCore therapy in territories outside of the United States and United Kingdom. In December 2020, electroCore announced that it entered into an exclusive agreement with Pro Medical Baltic, or PMB, whereby PMB will be the exclusive distributor of gammaCore to patients suffering from primary headache disorders in Eastern Europe, including Lithuania, Latvia, Belarus, Kazakhstan and Ukraine. PMB is a leading distributor of medical technology in the region and has extensive experience in neuromodulation products. In January 2021, we announced that we had entered into an agreement with RSK Medical Inc, whereby RSK Medical will serve as the exclusive distributor of the gammaCore Sapphire nVNS in Canada, supplying therapy to patients suffering with primary headache disorders. In March 2021, we announced that we had entered into an exclusive agreement with Medistar2 PTY Limited, or Medistar, whereby Medistar will be the exclusive distributor of gammaCore to patients suffering from primary headache disorders in Australia. The Company continues to evaluate opportunities for international distribution of nVNS technology and expects to announce additional international distribution agreements in the future.
Recent Clinical Evidence in Support of New Indications
In July 2020, Cephalalgia, the official journal of the International Headache Society (IHS) published “Non-invasive vagus nerve stimulation for primary headache: a clinical update.”

The paper is a narrative review of recent scientific and clinical research into non-invasive vagus nerve stimulation (nVNS) for headache, including findings from mechanistic studies and their possible relationships to the clinical effects of nVNS. The review concludes that scientific and clinical studies support the emergence of nVNS as an effective, safe, well-tolerated, and practical treatment for primary headache disorders and supports the consideration of nVNS as: (1) a first-line treatment for both the acute and preventive treatment of cluster headache; (2) an effective option for acute treatment of migraine; and (3) a highly relevant, practical option for migraine preventive therapy.

The paper is available via open access at: https://journals.sagepub.com/doi/full/10.1177/0333102420941864

In December 2020, the company reported positive topline results from the PREMIUM II study assessing gammaCore for the prevention of migraine.

We are also considering the potential for several additional indications for our nVNS technology. These additional indications are being studied in a number of investigator-initiated trails. These indications include the potential utility of nVNS in certain COVID-19 symptoms, secondary headache, stroke, mild traumatic brain injury, or mTBI, Post-Traumatic Stress Disorder, or PTSD, post-operative ileus, and opioid use disorders. Several recent developments in potential additional indications include:

•

In August 2020, a paper entitled “Non-invasive vagal nerve stimulation decreases brain activity during trauma scripts” was published in the journal Brain Stimulation. The paper reported on a double-blind sham-controlled study of nineteen participants who had experienced trauma but did not have the diagnosis of PTSD and highlighted the ability of nVNS to decrease the fear associated with emotional stress.

•

In September 2020, the VA agreed to sponsor a quadruple blind, randomized, sham-controlled clinical trial of nVNS in mTBI and PTSD. As outlined in the study protocol, the conflicts in Afghanistan and Iraq have resulted in a large number of veterans with both mTBI and PTSD, making these conditions important concerns of the VA.

•

In December 2020, gammaCore was selected for evaluation in a randomized controlled study for the treatment of opioid use disorders run at Emory University in collaboration with the Georgia Institute of Technology and the City University of New York and supported by the National Institute on Drug Abuse. The use of nVNS during the opioid withdrawal period represents a potential new innovation versus current treatments that rely on medication and counseling, widely acknowledged to have limitations during the withdrawal period.

•	In February 2021, we announced the achievement of full enrollment for the TR-VENUS study of nVNS for the acute treatment of stroke. TR-VENUS is a double blind, randomized, sham-controlled, multi-center clinical trial, conducted at nine major medical centers across Turkey, supported by the Turkish Neurological Society and partially funded through an unrestricted research grant from electroCore.

•

In February 2021, a peer reviewed paper, entitled “Non-invasive vagus nerve stimulation to reduce ileus after major colorectal surgery: Early development study” was published in the journal Colorectal Disease.  The paper reports on the results of a parallel group, randomized controlled trial conducted at St. James’s University Hospital in Leeds, England. The study was funded by the Bowel Research UK supported by the National Institute for Health Research Surgical MedTech Co-operative. The study demonstrated the safety and practicality of treating ileus with nVNS, which could represent an important new way to improve outcomes for patients undergoing major colorectal surgery.

•

In February 2021, the completion of patient enrollment in SAVIOR-1, a prospective, randomized, controlled study evaluating vagus nerve stimulation in patients who exhibit respiratory symptoms due to COVID-19 was achieved. This study is being conducted at the Hospital Clínico Universitario de Valencia, Spain. The SAVIOR-1 study enrolled 110 patients over 18 years of age with respiratory failure secondary to SARS-CoV-2 infection. The study is designed to evaluate the incidence of relevant clinical events in patients with active SARS-CoV-2 infection. Study subjects were randomized to either the study group receiving gammaCore Sapphire nVNS together with conventional treatment, or the control group receiving conventional treatment alone. The study is also evaluating the safety of gammaCore Sapphire in patients hospitalized for COVID-19, in addition to the blood levels of proinflammatory cytokines in these patients. Preliminary results will be reported once available and full results will be published in a peer-reviewed scientific journal later this year.

Migraine

The clearance by FDA on April 14, 2017 of our de novo submission resulted in a new Class II regulatory category: External Vagus Nerve Stimulator for Headache (21 CFR 882-5892). The establishment of this product category has permitted us to apply for label expansions through the 510(k) regulatory pathway utilizing our own product as the predicate.

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

In February 2021, gammaCore was cleared by the FDA, through a 510(k) review, for the acute and preventive treatment of migraine in adolescents between 12 and 17 years of age. The label expansion was based on previously reported randomized controlled trials and studies of gammaCore for the acute and preventive treatment of migraine and was supported by a small study (n=9) in adolescents where 46.8% of all treated attacks were successfully aborted without the use of any acute rescue medication.

Migraine Market Factors and Competition

Migraine Prevalence and Market Size. In the United States, 39 million patients are affected by migraine, with more than 28 million being adult women. Migraine attacks can be extremely disabling and more than 90% of migraine sufferers are unable to work or function normally while experiencing migraine. According to a recent analysis, the annual economic burden of migraine in the United States is approximately $78 billion. Further, it is estimated that the annual total direct and indirect costs of all migraine-related health services are between $8,500 and $9,500 for an individual patient with chronic migraine. In the United States and EU, research has found that the age of first diagnosis of migraine peaks in the early-to-mid teens and the disease continues to persist throughout adulthood for many of these sufferers, demonstrating that it is often a disorder of long duration.

Most migraine patients manage their conditions with over-the -counter therapies. An estimated five million migraine patients in the United States require the care of a headache specialist. Among these specialists, many of whom also treat CH, are the approximately 1,100 physicians who are board-certified in the treatment of headache, many of whom practice in over 120 tertiary care centers in the United States. The triptan drug class is the current standard of care for the acute treatment of migraine. According to the U.S. Pharmacist, a leading pharmacy publication, more than 60% of patients have reported dissatisfaction with, or have contraindications to, the current standard of care, such as triptan medications.

Current Treatments for Prevention of Migraine and Their Limitations. Among the current treatments for prevention of migraine are blood pressure-lowering medications such as beta blockers and channel blockers, antidepressants, anti-seizure drugs. BOTOX marketed by Allergan plc, is specifically approved for the prevention of chronic, but not episodic, migraine.

There are currently several antibodies to calcitonin gene-related peptide receptor, or CGRP, and its receptor, approved by FDA for the prevention of migraine including products sold by Teva Pharmaceutical Industries Ltd., Eli Lilly and Company, Amgen Inc., which is in a co-marketing partnership with Novartis International AG and H. Lundbeck A/S.

Medications for the prevention of migraine may have such side effects as dry mouth, nausea, dizziness, and depression.

There are a number of neuromodulation devices that have been marketed for the prevention of migraine, including Cefaly and Nerivio, or any other neuromodulation devices that may be marketed for use in treating pain associated with primary headache. Cefaly was recently granted over the counter, or OTC, clearance allowing it to be sold without a prescription. In addition, Cefaly and Nerivio recently received clearance for use in adolescents. The impact of these clearances on the competitive landscape is uncertain.

Current Acute Migraine Treatments and Their Limitations. Triptan medications, or Triptans, are a family of tryptamine-based drugs first sold in the 1990s, which account for approximately 80% of the acute prescriptions written annually for migraine. Triptans are sold in oral, nasal, and subcutaneous formulations. Through their binding to specific serotonin receptor subgroups, Triptans cause constriction of blood vessels in the outer covering of the brain, or the meninges. This vasoconstrictive activity may also affect blood vessels in other areas of the body, including the heart, which accounts for important risks associated with their use, and labeling limitations on the frequency of their use.

The FDA has approved two oral small molecule CGRP receptor antagonists for the acute treatment of migraine with or without aura in adults. These products are marketed by Allergan and Biohaven Pharmaceuticals Inc. The FDA has also approved Eli Lilly’s lasmiditan for acute treatment of migraine in adults.

There are a number of neuromodulation devices that have been marketed for the treatment of migraine, including Cefaly, Nerivio, or any other neuromodulation devices that may be marketed for use in treating pain associated with primary headache. Cefaly has been granted OTC clearance allowing it to be sold without a prescription and the impact of this clearance on the competitive landscape remains to be seen. Other less commonly prescribed acute migraine treatments include ergotamines and analgesics, including non-steroidal anti-inflammatory drugs, or NSAIDs, acetaminophen and antiemetics. Dihydroergotamine, or DHE, is a grain fungus derivative that, like triptans, is a potent vasoconstrictor. DHE has been used for more than 50 years for the treatment of migraine, but modern physicians rarely prescribe it because of its significant side effects. More specifically, ergotamines and triptans are both vasoconstrictors with labels citing the risk of their use in migraine sufferers with risk factors for cardiovascular disease.

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

CH is a condition in which patients experience extremely painful headache attacks that have been described by patients and physicians as some of the most painful known. CH predominantly affects males in their prime earning ages of 20 to 50, and the attacks of pain occur in bouts, known as cluster periods, during which attacks are experienced at a frequency ranging from every other day to as often as eight times per day. Individual attacks typically last from 15 minutes to as long as three hours. Among CH patients, 85% to 90% experience eCH, with their cluster periods, or bouts, lasting from two to 12 weeks, followed by a remission period, often cycling into bouts twice per year. Chronic CH, or cCH, patients experience no periods of remission or remission periods of less than three months in a 12-month period. There is only one other FDA-approved commercially available pharmaceutical option for acute CH treatment, and gammaCore is the only FDA-cleared option for the prevention of all forms of CH.

Our first FDA clearance, received following the grant of our de novo submission, was for the acute treatment of eCH in adults, and is supported by two pivotal trials: our ACT 1 trial and our ACT 2 trial. The primary endpoints of these trials were pain reduction and pain-freedom within 15 minutes of the onset of the attack, respectively. While neither trial reached statistical significance compared to a sham device with respect to its primary endpoint in the combined eCH and cCH populations, both trials reached statistical significance (ACT 1; 34.2%; ACT 2; 47.5%; p<0.01 in each trial) on the primary endpoint in the eCH cohort.

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

Cluster Headache Market Factors-United States

Prevalence and market size. The estimated prevalence of CH in the United States ranges from 0.1% to 0.2% of the total population, with consensus around 400,000 patients. eCH patients average approximately four months per year in bouts.

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

Other Therapies for the Treatment and Prevention of Cluster Headache. Other than gammaCore, there is only one FDA-approved commercially available therapy for acute treatment for CH, injectable sumatriptan (Imitrex). The side effect profile and cost of Imitrex, however, typically limits patient access to only six to 10 doses per month, which usually enables patients to treat only a small fraction of their attacks each month. Even at this limited access level, the monthly cost of Imitrex for CH patients and their insurance providers averages more than $700. Imitrex use is also limited by the requirement for patients to subcutaneously self-inject, which may be particularly difficult to do while experiencing a CH attack. The most frequently used acute treatments for CH attacks are subcutaneous sumatriptan and high flow rate inhaled oxygen. Alternative treatments include intranasal triptans and intravenous dihydroergotamine, or DHE. Only subcutaneous sumatriptan and intravenous DHE are approved in the United States for the acute treatment of CH, and Galcanezumab, a calcitonin gene-related peptide that is produced by Eli Lilly and Company was recently approved by the FDA for the treatment of eCH. Approval and commercialization of additional therapies may be forthcoming.

Additional medications that are used by patients off-label include verapamil, lithium, and valproate.

Cluster Headache Market Factors -United Kingdom

Prevalence and market size. The estimated prevalence of CH in the United Kingdom ranges from 0.1% to 0.2% of the total population, with approximately 66,000 affected patients. We estimate that the total addressable market for the treatment of CH in the United Kingdom in 2021 will be approximately £100 million.

Economic Burden. According to the MTFM published by NHS England and NHS Improvement in January 2021, the overall cost for treating CH patients in England over the next five years will be approximately £218.7 million. Participants in surveys of sufferers indicate that CH is associated with a large socioeconomic burden. For example, research found that nearly 20% of patients with CH reported loss of employment and approximately 8% are unemployed or receiving disability payments due to the disorder.

Other Therapies for the Treatment of Cluster Headache. The goal of available treatments is total attack cessation, or suppression of headache until the next episode. Therapies are prescribed in an attempt to prevent CH attacks (prophylaxis) and to manage pain at the time of a headache (acute / abortive treatment); the latter is rarely sufficient to achieve adequate control alone.

Standard prophylactic treatments for CH, such as nerve blocks, high dose verapamil and some anticonvulsants are used outside of their licensed indication and with limited evidence to support their prescription. Lithium may also be tried but is a difficult therapy to initiate and monitor. Verapamil requires careful cardiac monitoring during dose escalation, and dihydroergotamine requires infusion in an in-patient setting. Nerve blocks are performed in the neurology clinic or on the hospital ward.

Acute treatments are given by a variety of routes. Sumatriptan is given by subcutaneous or intranasal injection and high flow oxygen can be given via inhalation during acute attacks. In practice, single or multiple nerve blocks, pharmacological therapies and high flow oxygen may be used adjunctively to try and manage CH.

Primary Headache Market-Potential Future Market Factors

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

Many of the companies we are competing with now, or with which we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, sales and marketing and obtaining third-party payer coverage for approved drugs than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies and healthcare related institutions. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Given the size of the existing and potential primary headache markets in the United States and abroad, we expect that as we continue to seek to expand our commercial efforts, our current and future competitors will grow in number and take aggressive actions to grow, enhance and protect their market positions to our potential detriment.

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

Emergency Use Authorization

In April 2020, we announced that we had submitted an EUA application to the FDA to facilitate the study and clinical use of our gammaCore Sapphire nVNS therapy for respiratory symptoms associated with COVID-19.

In July 2020, the FDA granted the Company an EUA authorizing the use the Company’s  gammaCore Sapphire CV nVNS therapy at home or in a healthcare setting to acutely treat adult patients with known or suspected COVID-19 who are experiencing exacerbation of asthma-related dyspnea and reduced airflow, and for whom approved drug therapies are not tolerated or provide insufficient symptom relief.

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

In the second quarter of 2020, two IITs of gammaCore Sapphire CV were launched to study patients with a confirmed diagnosis of, or presumed to be, COVID-19, one in Valencia, Spain (referred to as “SAVIOR-1”) and the other in Pittsburgh, Pennsylvania (referred to as “SAVIOR-2”). The studies will measure the safety and efficacy of gammaCore Sapphire CV plus standard of care alone in patients hospitalized with COVID-19 across a broad range of clinical and laboratory endpoints.  Enrollment has been completed for SAVIOR-1 and continues for SAVIOR-2. We expect to report data from these trials in 2021.

In September 2020, we entered into an agreement with UpScript, LLC pursuant to which UpScript serves as the exclusive online telehealth provider for gammaCore Sapphire CV.

Manufacturing

We are the FDA-registered manufacturer of our gammaCore Sapphire and related products. We rely upon third-party contract manufacturers and suppliers, located both within and outside the United States, for substantially all of the components of our gammaCore products, including the handheld stimulator assembly, charging case, RFID cards and conductive gel.

At our facility in Rockaway, New Jersey, we inspect inbound component parts to ensure they meet our design and manufacturing specifications. This quality process involves physical inspection and electrical performance testing. After successful completion of this inspection, each gammaCore is configured to deliver our prescribed therapy, and a final test is performed on the unit to ensure it meets our performance specifications. At the time of configuration, most units are programmed with a unique set of proprietary activation codes that will correspond to codes that are programmed onto RFID cards by our specialty pharmacies and delivered to the patient to activate and refill their therapy. The unit is then packaged, along with appropriate labeling, instructions for use, an initial RFID card, and conductive gel, and shipped into our distribution network, or direct-to-end user.

The relocation of development and prototype shops, as well as manufacturing and related operations, including device assembly, inspection/testing, packaging, storage, and shipping to our facility in Rockaway, New Jersey was completed in March 2020 with an on-site audit of the facility by our EU Notified Body.

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

As of December 31, 2020, we had approximately $5.7 million of inventory. Our inventory significantly exceeds current demand for the gammaCore therapy, which creates a risk of an adverse financial impact from inventory obsolescence.

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

Patents and Patent Applications

As of February 1, 2021, we held more than 170 patents and patent applications, including more than 100 issued U.S. patents, more than 30 U.S. patent applications, and more than 40 international patents and applications. All of our current issued patents are projected to expire between 2026 and 2033.

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

We actively seek to protect the intellectual property and proprietary technology that we believe is important to our business, which includes seeking and maintaining patents covering our technology and products, proprietary processes and any other inventions that are commercially or strategically important to the development of our business. We also rely upon trademarks to build and maintain the integrity of our brand, and we seek to protect the confidentiality of trade secrets that may be important to the development of our business. For more information, please see "Risk Factors-Risks Related to Intellectual Property."

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

As of February 1, 2021, our trademark portfolio consisted of five US trademark registrations, including electroCore, gammaCore and gammaCore Sapphire, three international trademark registrations, and five pending international trademark applications.

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

EUA Approval

The Commissioner of the FDA, under delegated authority from the Secretary of the U.S. Department of Health and Human Services, or DHHS, may, under certain circumstances, issue an EUA that would permit the use of an unapproved drug product or unapproved use of an approved drug product. Before an EUA may be issued, the Secretary must declare an emergency based on one of the following grounds:

•

a determination by the Secretary of the Department of Homeland Security that there is a domestic emergency, or a significant potential for a domestic emergency, involving a heightened risk of attack with a specified biological, chemical, radiological, or nuclear agent or agents;

•

a determination by the Secretary of the DoD that there is a military emergency, or a significant potential for a military emergency, involving a heightened risk to U.S. military forces of attack with a specified biological, chemical, radiological, or nuclear agent or agents; or

•

a determination by the Secretary of the DHHS that a public health emergency that effects, or has the significant potential to effect, national security and that involves a specified biological, chemical, radiological, or nuclear agent or agents, or a specified disease or condition that may be attributable to such agent or agent.

In order to be the subject of an EUA, the FDA Commissioner must conclude that, based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating or preventing a disease attributable to the agents described above, that the product’s potential benefits outweigh its potential risks and that there is no adequate approved alternative to the product.

Although an EUA cannot be issued until after an emergency has been declared by the Secretary of DHHS, the FDA strongly encourages an entity with a possible candidate product, particularly one at an advanced stage of development, to contact the FDA center responsible for the candidate product before a determination of actual or potential emergency. Such an entity may submit a request for consideration that includes data to demonstrate that, based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the serious or life-threatening disease or condition. This is called a pre-EUA submission and its purpose is to allow FDA review considering that during an emergency, the time available for the submission and review of an EUA request may be severely limited.

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

Based on this approval, of our de novo classification request, gammaCore has been down classified to Class II under a new Class II device regulatory category for non-invasive cervical vagus nerve stimulators for the treatment of headache. The establishment of this category created a 510(k) regulatory pathway for the potential expansion of the gammaCore label to include acute treatment and/or prevention of pain associated with migraine and cCH, as well as acute treatment and/or prevention of other primary and secondary headaches. In January 2018, the FDA cleared gammaCore for acute treatment of pain associated with migraine headaches in adult patients, and on March 26, 2020 the FDA cleared our gammaCore therapy for prevention of migraine in adult patients. In February 2021, gammaCore received 510(k) clearance from the FDA for the acute and preventive treatment of migraine in adolescents between 12 and 17 years of age.

Additionally, we may consider utilizing the de novo classification process to obtain marketing authorization for our product candidates under development outside the headache field.

Clinical Studies

When FDA clearance or approval of a Class I, Class II or Class III device requires human clinical trials, and if the device presents a “significant risk” to human health, the device sponsor is required to file an IDE, or Investigational Device Exemption, application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a “non-significant risk,” IDE submission to FDA is not required. Instead, only approval from the Institutional Review Board, or IRB, overseeing the investigation at each clinical trial site is required. Human clinical studies are generally required in connection with approval of Class III devices and may be required for Class I and II devices. The FDA or the IRB at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the United States.

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

 The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or PMA approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusal to grant export approval for our products;

•	criminal prosecution; or

•	reputational damage

To date, our facility has not been inspected by the FDA.

Our international sales are subject to regulatory requirements in the countries in which our products are sold. The regulatory review process varies from country to country and may in some cases require the submission of clinical data.

We received CE Certificate of Conformity in the European Economic Area (which is composed of all the EU member states and the UK, Norway, Iceland and Liechtenstein), or EEA, for our gammaCore therapy to treat, primary headache, including migraine, CH, and hemicrania continua, as well as medication overuse headache in adults. The CE Certificate of Conformity was extended to additional indications, including for the treatment or prevention of symptoms of reactive airway disease, which includes asthma, bronchoconstriction, exercise induced bronchospasm, and COPD in adults.

In the EEA, gammaCore must currently comply with the essential requirements laid down in Annex I to Directive 93/42/EEC on the approximation of the laws of the member states relating to medical devices or the EU Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the CE mark to gammaCore, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the essential requirements and obtain the right to affix the CE Mark medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a notified body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the notified body would audit and examine the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The notified body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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

Moreover, in May 2017, the EU Medical Devices Regulation 2017/745, or MDR was adopted. The MDR repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable, i.e., without the need for adoption of EEA Member State laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The MDR will be applicable on May 26, 2021. Once applicable, the new regulations will among other things:

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

It was necessary for notified bodies to be accredited by the EU Member States’ accreditation bodies to conduct assessment procedures for medical devices in accordance with the Regulation. We have the necessary certificates for the MDR.

On March 29, 2017 the United Kingdom formally notified the EU of its intention to withdraw from the Union pursuant to Article 50 of the Lisbon Treaty, commonly referred to as Brexit. The United Kingdom and EU have agreed on the terms of the exit deal, which included a transitional period following the United Kingdom’s exit which occurred on January 31, 2020. The transitional period ended on December 31, 2020. The effects of Brexit will be determined by the EU–UK Trade and Cooperation Agreement which was agreed on December 24, 2020 and ratified by the UK Parliament on December 30, 2020 and was “provisionally” applied by the EU from December 31, 2020. Following Brexit, EU law and the EU Court of Justice no longer have supremacy over British laws or its Supreme Court. The United Kingdom's European Union (Withdrawal) Act 2018 retains relevant EU law as domestic law, which can be amended or repealed. The United Kingdom’s withdrawal from the EU could lead to legal uncertainty and potentially divergent national laws and regulations in the EU and the United Kingdom. Given the lack of comparable precedent, it is unclear what Brexit’s financial, regulatory, and legal implications will be and how it will affect us. However, potentially changing regulatory schemes and tariffs engendered by Brexit may add additional complexity, cost and delays to the operations of electroCore UK Ltd., and in marketing or selling our products in the United Kingdom. Our revenue and profit, supply and demand for our products, and customer retention and acquisition in both the long term and short term could be adversely affected. CE Certificates of Conformity issued by a notified body accredited in the EU may no longer be recognized in the United Kingdom. Similarly, notified bodies accredited in the United Kingdom will no longer be able to issue CE Certificates of Conformity. Obtaining new CE Certificates of Conformity or certification for the United Kingdom may have a significant impact on our activities. Finally, Brexit may also disrupt the way that the United Kingdom interprets obligations under CE Certificates of Conformity.

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

The Federal Physician Payments Sunshine Act: The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to the CMS, information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members. The government may impose significant civil monetary penalties, for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives.

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

Data Protection Legislation: We are subject to laws and regulations in non-US countries covering data privacy and the protection of health-related and other personal information. The EU, EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. The EU General Data Protection Regulation, or GDPR, became applicable on May 25, 2018 and is directly applicable in each EU member state and may result in a more uniform application of data privacy laws across the EU. The GDPR imposes strict requirements and onerous accountability obligations on companies that process personal data, especially if they process sensitive personal data (such as data concerning health), including significant fines for non-compliance with the GDPR. Implementation of the GDPR has influenced other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 27, 2019, California adopted the California Consumer Privacy Act of 2019, or CCPA. The CCPA has been characterized as the first “GDPR-like” institutes a comprehensive consumer privacy framework. The CCPA became effective January 1, 2020. Like the GDPR, the CCPA imposes strict requirements and obligations on companies that collect, use, and share personal information. Fines and penalties for non-compliance can be substantial. Unlike the GDPR, the CCPA gives California residents a private right of action where California resident’s nonencrypted and nonredacted personal information is subject to a date breach as a result of a business’s failure to implement reasonable security procedures. In November 2020, California voters passed Proposition 24, also known as the California Privacy Rights Act, which amends and expands the CCPA, effective January 1, 2023.

The Foreign Corrupt Practices Act: The Foreign Corrupt Practices Act, or FCPA, prohibits any US individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring such companies to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Employees

As of March 1, 2021, we employed 45 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

We believe our success depends on our ability to attract, develop and retain key personnel. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance. Our board of directors and management oversee various employee initiatives.

Employee health and safety in the workplace is one of our core values. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, the Company has taken actions aligned with best practices so our employees can continue to safely and effectively perform their work.

Company History

electroCore, Inc. was founded in 2005 as a limited liability company. electroCore, headquartered in New Jersey, has two wholly owned subsidiaries: electroCore Germany GmbH, and electroCore UK Ltd. The Company has ceased its operations in Germany, although sales to Germany are still supported by electroCore UK Ltd. In addition, an affiliate, electroCore (Aust) Pty Limited, or electroCore Australia, is subject to electroCore’s control on a basis other than voting interests and is a variable interest entity, or VIE, for which electroCore is the primary beneficiary. This VIE has been inactive since May 2017.

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

This coronavirus pandemic has also impacted, and may continue to impact, our headquarters, manufacturing, and warehousing and distribution facilities, as well as those of our third-party vendors, including through the effects of facility closures, employee furloughs, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. For example, we have limited access to our New Jersey office as a result of state-imposed restrictions. The coronavirus pandemic may also impact our ability to sell our product, ship our product on a timely basis and may increase our costs.

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

The degree to which coronavirus impacts our results will continue to depend on future developments that are highly uncertain and cannot be predicted, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development, rollout and availability of effective treatments and vaccines, the imposition of protective public safety measures, and how quickly and to what extent normal economic and operating conditions can resume, if at all. These uncertainties may result in delays or modifications to our plans, initiatives and results.

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

Our ability to market gammaCore Sapphire CV under the EUA may be adversely affected to the extent that (i) the coronavirus pandemic subsides, regardless of whether or not the EUA is terminated, revoked or expires, and (ii) other treatments or vaccines for coronavirus are developed and made available. Furthermore, there are a number of preventative vaccines in development with two having received an Emergency Use Authorization approval and others potentially nearing regulatory approval. Additionally, the United States and other countries around the world have recently begun to approve and commence distributing COVID-19 vaccines in their jurisdictions. The broad distribution of COVID-19 vaccines may reduce demand for gammaCore Sapphire CV treatment as it may no longer be considered medically necessary.

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

We incurred net losses of $23.5 million and $45.1 million for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, our accumulated deficit was $107.0 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital.

To become and remain profitable, we must successfully commercialize our gammaCore therapy and continue to identify promising new areas of treatment with significant market potential. This will require us to be successful in a range of challenging activities, which may include obtaining adequate coverage and reimbursement from payers, marketing and selling any current and future product candidates for which we may obtain marketing clearance, approval or authorization, developing commercial scale manufacturing processes, completing future clinical trials of gammaCore for additional therapeutic indications, obtaining additional marketing clearance, approval or authorization from regulatory authorities, manufacturing, and satisfying any post-marketing requirements. We face a variety of challenges and risks that we will need to address and manage as we pursue our strategy, including our ability to achieve adequate payer coverage, develop and retain an effective sales force, achieve market acceptance of gammaCore among physicians, patients and third-party payers, and expand the use of gammaCore to additional therapeutic indications. Because of the numerous risks and uncertainties associated with our commercialization efforts, as well as research and clinical development activities, we are unable to predict the timing or amount of increased expenses, or when, if ever, we will be able to achieve or maintain profitability. We expect to continue to incur substantial net losses and negative cash flows from operations as we commercialize gammaCore. We intend to continue to make targeted investments in building our U.S. and UK commercial infrastructure.

Even if we are able to increase sales of gammaCore, increase adoption of gammaCore therapy among physicians, payers, and patients and achieve desired payer coverage levels, we may not achieve profitability and even if we do, we may not be able to sustain or increase profitability in subsequent periods. If we fail to become profitable or are unable to sustain profitability, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. As of December 31, 2020, we had cash and cash equivalents and marketable securities of $22.6 million. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and ultimately, potentially cease operations. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We will be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all, which could impair our ability to continue as a going concern.

Our operations have consumed substantial amounts of cash since inception, and we anticipate this continuing for at least the next 12 months as we continue seeking to invest in our business. We believe that our growth will depend, in part, on our ability to fund our commercial efforts for our gammaCore therapy, and to opportunistically pursue research and development activities for additional indications for our gammaCore therapy. Our existing resources are unlikely to allow us to conduct all of the activities that we believe could be beneficial for our future growth. As a result, we may need to seek additional funds in the future or curtail or forgo some or all of such activities. If we seek to and are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Although we expect that our existing capital resources and cash flow, will enable us to fund the operating expenses and capital expenditure requirements of our current operating plan for 12 months, this estimate is based on assumptions that may prove to be wrong, and we could exhaust or significantly diminish our available capital resources sooner than we expect. Changes, including those relating to the payer and competitive landscape, our commercialization strategy, our development activities and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly. Our future capital requirements will depend on many factors, including:

•	the outcome, timing of, and costs involved with negotiating, obtaining, maintaining and enhancing payer coverage;

•	the outcome, timing of, and costs involved with our plan to potentially expand our direct-to-consumer cash-pay business channel;

•

the outcome, timing of, and costs involved in, making gammaCore Sapphire CV available pursuant to the EUA to facilitate its study and clinical use for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients;

•	the scope and timing of our investment in our U.S. and UK commercial infrastructure and sales force;

•	the costs of commercialization activities including sales, marketing, manufacturing and distribution;

•	the costs incurred in defending against pending securities class-action litigations and other potential litigation, as well as the costs of any potential judgements or settlements;

•	the degree and rate of payer, physician, patient and market acceptance of our gammaCore therapy;

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

To finance our activities, we may seek funds through borrowings or through additional rounds of financing, including public equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, if at all. We do not currently have any agreements or understandings with respect to any potential financing. Our stock price, market capitalization trading volume, and other macro-economic factors may affect our ability to raise funds and the terms on which we will be able to raise funds. Our failure to obtain additional necessary financing could impair our ability to conduct our operations, and any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to (i) pursue our business plans and strategies and (ii) maintain our listing on the Nasdaq Stock Market.

In addition, our auditors’ report for our 2020 financial statements contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our stock price generally. Our continuation as a “going concern” is dependent upon, among other things, our ability to increase revenue, reduce operating expenses and obtain additional funding through the sale of equity and or debt securities, debt financing, a strategic transaction or otherwise. However, there are significant risks and uncertainties as to our ability to achieve these goals or obtain required funding on commercially reasonable terms or at all, including as a result of the adverse impact on our business from the COVID-19 pandemic. Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations for at least the next 12 months. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and ultimately, potentially cease operations.

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

Risks Related to Our Business and the Development of Our gammaCore Therapy

We received an EUA from the FDA in July 2020 to facilitate the study and clinical use of gammaCore Sapphire CV for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. However, there can be no assurance as to the impact, if any, that the EUA and commercialization of gammaCore Sapphire CV will have on us, our business, operations or financial condition.

On April 2, 2020, we announced the submission of an EUA application to the FDA to facilitate the study and clinical use of gammaCore Sapphire CV for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. On July 13, 2020, we announced that the FDA had granted the EUA.

Unless earlier terminated or revoked by the FDA, the EUA is expected to remain in effect for the duration of the COVID-19 pandemic justifying emergency use. The termination, revocation or expiration of the EUA could have a material adverse effect on the sales of gammaCore and the results of our operations and financial condition. In addition, if the EUA terminates, is revoked or expires, we will be obligated to seek return of the devices from physicians and patients, which could be expensive and time-consuming. Additionally, we may have to incur targeted marketing and other expenditures to achieve sales of the gammaCore Sapphire CV.

We have no experience with commercializing a respiratory product in the United States. We did not recognize material revenue from sales of our gammaCore Sapphire CV during the fiscal year ended December 31, 2020. We may be unable to successfully commercialize or gain market acceptance of gammaCore Sapphire CV and may not be able to obtain adequate coverage and reimbursement for gammaCore Sapphire CV from third-party payers.

As a result of these and other significant challenges and uncertainties, there can be no assurance as to what impact, if any, the EUA will have on us, our business, operations or financial condition.

Commercializing our gammaCore Sapphire CV therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients may require targeted investment in research and development and expansion of our sales and marketing capabilities.

We may need to make targeted investments in research and development and expansion of our sales and marketing, distribution, and telehealth capabilities in order to commercialize gammaCore Sapphire CV therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. If we are unsuccessful in our commercialization efforts and do not achieve the sales levels that we expect, we may be unable to recover these investments in research and development, sales and marketing, distribution and telehealth efforts, and our business and financial condition could be materially adversely affected.

Our plans to potentially expand our direct-to-consumer cash-pay business channel may not be able to generate significant revenues.

We currently have a small direct-to-consumer cash-pay business channel, which we are planning to potentially expand in the near future. This may require significant investment in and expansion of our sales and marketing capabilities and development of a telehealth platform. If we are unsuccessful in executing our commercialization efforts in this business channel and do not achieve the sales levels that we expect, we may be unable to recover these investments. Additionally, there is a risk that expanding our direct-to-consumer cash-pay business channel could depress pricing with third-party payers and, therefore, have an adverse impact on our results of operations.

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

Regulatory requirements and changes to payers’ prescription benefit plans and medical pathway plans could adversely impact our business and financial results.

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

We must demonstrate to physicians and third-party payers the medical and economic benefits of our gammaCore therapy compared to those of our competitors or other available therapies and such comparisons may not be realizable.

Physicians play a significant role in determining the course of a patient’s treatment and, as a result, the type of product that will be used to treat a patient. As a result, our success depends, in large part, on effectively marketing our gammaCore therapy to physicians. We have received several 510(k) clearances from the FDA for gammaCore therapy, however, such clearances do not necessitate adoption by physicians. In order for our gammaCore therapy to gain widespread adoption, we must successfully demonstrate to physicians the medical and economic benefits of our gammaCore therapy compared to competitors’ products, including (i) BOTOX marketed by Allergan plc, (ii) CGRP receptor agonists marketed by Amgen Inc. (with a co-marketing arrangement with Novartis International AG), Allergan plc, Eli Lilly and Company, Teva Pharmaceutical Industries Ltd., Biohaven Pharmaceuticals Inc., (iii) lasmiditan, marketed by Eli Lilly, (iv) Vycpti, an intravenous preventive treatment for migraine marketed by H. Lundbeck A/S, and (v) neuromodulation devices that have been marketed for the acute treatment and/or prevention of migraine, including the Cefaly and Nerivio devices. We also may face challenges because noninvasive VNS, or nVNS, is relatively new as compared to existing traditional treatments for cluster and migraine headaches. Furthermore, the competitive landscape for COVID-19 therapies is crowded and continues to evolve at a rapid pace. Various other companies, many with greater resources, are developing or commercializing treatments that potentially compete with gammaCore Sapphire CV. This competition could have a material adverse effect on potential acceptance, use, pricing and sales of gammaCore Sapphire CV.

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

•	establishing sales and marketing capabilities, as well as developing a manufacturing process and distribution network to support the commercialization of any approved products.

We must be able to overcome these challenges in order to successfully develop, commercialize and manufacture our product candidates.

Our operating results may vary significantly from quarter to quarter because of seasonality, bulk orders, shipments to distributors or otherwise.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payer acceptance of our gammaCore therapy;

•	the timing of when individual payer coverage becomes available;

•	the timing, expense and results of research and development activities, future clinical trials and regulatory clearance or approvals;

•	fluctuations in our expenses associated with expanding our commercial operations and operating as a public company;

•	the introduction of new products, therapies and technologies by competitors;

•	the productivity of our field sales function;

•	supplier, manufacturing or quality problems with our products;

•	the timing of stocking orders from our distributors;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;

•	adverse developments in coverage amounts, benefit pathway, or government and third-party payers’ reimbursement policies; and

•	the timing of customer budget cycles.

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

We derive a material portion of our revenue from a limited number of customers, and the loss of one or more of these customers could adversely impact our business, results of operations, and financial condition.

Our customer base is concentrated. During the years ended December 31, 2020 and 2019, revenue from VA/DoD facilities pursuant to our qualifying contract under the Federal Supply Schedule and open market sales represented 58% and 34% of our total revenue, respectively. In 2020, five specific VA/DoD facilities represented approximately 50% of our revenue from this channel, and two of those facilities each accounted for more than 10% individually. If we were to lose one or more of our significant customers, our revenue may significantly decline. The loss of one or more of our significant customers could adversely affect our business, results of operations, and financial condition.

Finally, any potential revenue from the EUA may fluctuate or be adversely impacted if and to the extent that (i) the coronavirus pandemic worsens, (ii) the coronavirus pandemic subsides, regardless of whether or not the EUA is terminated, revoked or expires, and (iii) other treatments or vaccines for coronavirus continue to be developed and made available. Additionally, the United States and other countries around the world have recently begun to approve and commence distributing COVID-19 vaccines in their jurisdictions. The broad distribution of COVID-19 vaccines may reduce demand for gammaCore Sapphire CV treatment as it may no longer be considered medically necessary. Any of these developments and potential related contingencies could adversely impact our business and results of operations and affect the comparability of our results between periods and introduce additional risk into our business as we may rely upon forecasts to build inventory in advance of anticipated sales.

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

We rely on information technology and telephone networks and systems, including the internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, marketing, procurement and supply chain, manufacturing, and distribution. We also rely on information technology systems to support our proprietary data warehouse, which, among other things, maintains patient product serial numbers and allows for prescription refills at specialty pharmacies through RFID cards. In addition, we use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third parties, and the information technology systems of third parties may be susceptible to damage, disruptions, or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Despite the precautionary measures we and third parties have taken to prevent breakdowns in information technology and telephone systems, if these systems are breached or suffer severe damage, disruption, or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer, and we may be subject to related lawsuits.

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

If serious adverse events or other undesirable side effects are identified during the use of our gammaCore therapy in clinical trials or IITs (collectively and unless the context requires otherwise, “clinical trials”), it may adversely affect our development of such product candidates.

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

Commercialization of our gammaCore Sapphire therapy for additional neurological conditions may require clinical trials, which are very expensive, time-consuming and difficult to design and implement and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies, clinical trials or commercial success.

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

We have a relatively short history of operating as a commercial company. We intend to seek to continue to grow our existing headache business and our COVID-19 business pursuant to the EUA, and may experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems and other resources. In particular, maintaining our sales force in the United States requires significant management, financial and other supporting resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our commercialization and development goals.

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

If we fail to develop and retain an effective sales force, our business could suffer.

We have significantly reduced our sales force as part of our cost control efforts. In order to continue to market and sell our gammaCore therapy, we may in the future need to substantially expand our direct sales force. There is significant competition for such personnel. Once hired, the training process is lengthy because it requires significant education for new territory business managers to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our territory business managers typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory or VA or DoD facility. Furthermore, the use of our products often requires or benefits from direct support from us. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, and if our territory business managers do not achieve the productivity levels, we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories, and we have been in the past, and may be subject to future allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

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

We have only a limited history commercializing our gammaCore therapy for the acute treatment of eCH, prevention of cluster headache, preventive and acute treatment of migraine in the United States for which market acceptance and commercial success is uncertain.

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

If our competitors are better able to develop and market CH and migraine treatments that are safer, more effective, less costly, easier to use or otherwise more attractive than our gammaCore therapy, our business and business prospects will be adversely impacted.

The pharmaceutical and medical device industries are highly competitive and subject to rapid innovation and change. Our success depends, in part, upon our ability to establish a competitive position in the cluster and migraine markets by securing broad market acceptance of our gammaCore therapy. We believe that the primary competitive factors in the cluster and migraine markets are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects and sales force experience and relationships. We face significant competition in the United States and internationally, which we believe will intensify over time. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

•	more experienced and larger sales forces;

•	greater name recognition;

•	more established sales and marketing programs and distribution networks;

•	earlier regulatory clearance or approval;

•	long established relationships with physicians and hospitals;

•

significant patent portfolios, including issued US and foreign patents and pending patent applications, as well as the resources to enforce patents against us or any of our third-party suppliers and distributors;

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

Many of our competitors are large, well-established companies with substantially greater resources than us and have a long history of competing in the migraine markets. Furthermore, the competitive landscape for COVID-19 therapies is crowded and continues to evolve at a rapid pace.

Many of our current and potential competitors are publicly traded, or are divisions of publicly traded, major pharmaceutical and medical device companies that have substantially greater financial, technical, sales and marketing resources than we do. We will face steep competition from Allergan plc, Amgen Inc., H. Lundbeck A/S, Novartis International AG, Teva Pharmaceutical Industries Ltd., and Eli Lilly and Company, among other established and potential competitors that may be better capitalized and have a history of commercializing products around the world. Also, several neuromodulation devices are approved for the treatment and/or prevention of migraine, including Cefaly, Nerivo or any other neuromodulation devices that may be marketed for use in treating pain associated with primary headache. Cefaly has been granted an OTC clearance allowing it to be sold without a prescription, and the impact of this clearance on the competitive landscape remains to be seen. Given the size of the existing and potential market in the United States, we expect that as we continue our commercial efforts in the United States our current and future competitors will take aggressive action to protect their current market position.

We will face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States. In addition, some physicians have a long-standing practice of using the headache products of our larger, more established competitors. Physicians who use our competitors’ products for the treatment of migraine headache may be reluctant to try new products from a source with which they are less familiar. If these physicians do not try and subsequently adopt our product, then our financial performance will be adversely affected.

In the United Kingdom, Fremanezumab has been recommended for use in the National Health Service by the National Institute Health and Care Excellence for the treatment of migraine. Although our current business in the United Kingdom is almost entirely for the prevention and treatment of cluster headache, this recommendation may limit our ability to penetrate the migraine market in the United Kingdom.

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

Our international operations subject us to certain operating and compliance risks, which could adversely impact our results of operations and financial condition.

Sales of gammaCore outside the United States represent a substantial and growing portion of our net sales. In 2012, we began selling gammaCore in the EU through distributors. We sell gammaCore directly in seven countries in the EU, in the United Kingdom through distributors and agents located in Doncaster, UK, and in five countries in Eastern Europe through a distributor located in Lithuania, as well as through distributors in Canada and Australia. The sale and shipment of gammaCore across international borders, as well as the purchase of components from international sources, subjects us to U.S. and foreign governmental trade, import and export, and customs regulations and laws.

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

The administration of President Biden may support potential trade proposals (including import tariffs and other tariffs on China), modifications to international trade policy, and other changes that may affect U.S. trade relations with other countries. We source a significant amount of the components used in gammaCore from Chinese sources so any tariffs or other trade restrictions impacting the import of these components from China could have a material adverse impact on us.

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

•	the imposition of new trade restrictions.; and

•	disruptions caused by Brexit

If we experience any of these risks, our sales in non-U.S. jurisdictions may be harmed and our results of operations would suffer.

Our loan pursuant to the Paycheck Protection Program, or the PPP, could be audited by U.S. regulatory authorities. An adverse finding thereunder could require us to return the full amount of the loan, and potentially subject us to fines and penalties.

Because the COVID-19 pandemic affected, among other things, our access to prescribing physicians and potential prescribing physicians and their access to headache patients, on March 23, 2020 we suspended our earlier full-year revenue guidance until we could better understand the trajectory of our business, as well as announcing a reduction in our activities, and adjusting our cash runway expectations in response to the potential adverse impact caused by the COVID-19 pandemic. Compared to our earlier expectations, we believe that our results for the fiscal year ended December 31, 2020 reflect a negative impact from, among other things, the global pandemic. Moreover, our expectations for 2021 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic, which we believe may also have had an adverse effect on our access to debt and equity capital markets. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains somewhat uncertain. In addition, the report of our auditors covering our consolidated financial statements at December 31, 2020 contained an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raised substantial doubt about our ability to continue as a “going concern”. It was in this context that we believed we had a good faith basis that the economic uncertainty and negative impact on us and the economy as a whole due to the COVID-19 pandemic made an application for a loan pursuant to the PPP, under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, necessary for the support of our ongoing operations in the current economic environment.

On May 4, 2020, we entered into a PPP loan with Citibank, N.A. in an aggregate principal amount of approximately $1.4 million. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. On April 23, 2020, the Small Business Administration, or SBA, issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP. Subsequently, on April 28, 2020 the Secretary of the Treasury and SBA announced that the government will review all PPP loans above $2 million in principal for which the borrower applies for forgiveness. On May 13, 2020, the SBA issued further guidance relating to the required necessity certification which provides a limited safe harbor for companies that received PPP loans having less than $2 million in principal to the effect that they will be deemed to have made the required certification concerning the necessity of the loan request in good faith. Nonetheless, should we be audited or reviewed by the U.S. Department of the Treasury as a result of filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the PPP loan and pay interest at a higher rate than 1.000% per annum, which could reduce our liquidity, and potentially subject us to fines and penalties. Official guidance and interpretations of the requirements of the program have been limited and have been changing over time. Despite our good-faith belief that we properly satisfied all eligibility requirements for the PPP loan and the recently published, limited safe-harbor, there has been increasing scrutiny of public companies that received loans, and there can be no assurance that we will not become subject to regulatory or other scrutiny by the SBA, the Department of the Treasury or any other regulatory, administrative, legislative or governmental authority, including a request or requirement for repayment of some or all of the loan, or otherwise incur adverse publicity and damage to our reputation.

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

Our future success depends, in part, on our ability to continue to retain our executive officers and other key employees and recruit and hire new employees. All of our executive officers and other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any of our key personnel likely would involve significant time and costs, may significantly delay or prevent the achievement of our business objectives and may harm our business. In particular, our potential revenue in the United Kingdom is dependent on a small number of certain key UK personnel.

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

The increasing use of social media could give rise to liability.

Social media, including Facebook and Twitter, is increasingly being used to communicate about our clinical development programs and the conditions our gammaCore therapy is being developed to treat, and we are engaging in what we believe is appropriate social media usage in connection with our commercialization efforts for indications for which our therapy has been approved, and we intend to do the same for any future indications or products, if approved. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities. For example, for our clinical-stage candidates, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that study enrollment may be adversely impacted, we fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any online platform, including a blog on the Internet, or a post on a website, that can be distributed rapidly and could negatively harm our reputation. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our company policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial participants, customers, and others. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

Risk Related to our Dependence on Third Parties

We have relied upon primary, secondary, and sole source third-party suppliers located in China and elsewhere for components and packaging of our gammaCore products, which suppliers have paused delivery at our request, thereby making us vulnerable to supply shortages, price fluctuations, and an inability to reactivate supply chains if necessary, all of which could harm our business.

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

In Europe, we rely in part on a single third-party distributor to effectively distribute a majority of our products.

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

We rely upon specialty pharmacies to distribute some of our products in the United States.

We depend on specialty pharmacies to distribute our products but are unable to control their performance. These specialty pharmacies may distribute a variety of other specialty pharmaceutical products that may limit the resources dedicated to the distribution of our products. In addition, we are unable to ensure that these specialty pharmacies will comply with all applicable laws related to the distribution of our products. If they fail to distribute our products in compliance with applicable laws, our operating results and business may suffer. Recruiting, training, and retaining specialty pharmacies in the distribution of our proprietary product offerings requires significant time and resources.

In addition, we previously used a third-party distributor and its affiliate to provide pharmaceutical patient hub services, including patient support and training. This hub was electronically integrated with our proprietary data warehouse system and web portal. Our agreement with this third-party distributor expired in the second quarter of 2020 and we have transitioned to using specialty pharmacies for select services. This may inhibit our ability to gather data directly into our proprietary data warehouse system and web portal, which may result in disruptions in service for patients that are prescribed our therapy and cause them to seek alternative therapy. Specialty pharmacies also may not pay us on time or at all due to disputes, financial issues or bankruptcy events. Any such payment issues may materially affect our operating results until we are able to resolve the issues or find a sufficient replacement.

We offer health care provider consults for gammaCore Sapphire CV in the United States and rely upon a third-party telehealth platform provider to do so. In the future, we may need to engage other telehealth platform providers for sales of our other products.

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

We expect that a majority of our 2021 U.S. sales of gammaCore will be made pursuant to our qualifying contract on the FSS and open market sales to individual VA facilities. Our status as a contractor on FSS means that we are obligated to comply with a variety of federal procurement laws, regulations, and contract terms that require commercial price disclosures, commercial-to-federal price indexing, and compliance with various federal programs. Furthermore, as a federal contractor, we are also subject to contractual remedies and potential administrative, civil, and criminal damages and penalties for noncompliance with contract terms, overbilling, or misconduct. The cost of maintaining compliance with these requirements could adversely impact us and our business and complying with these requirements could divert managerial and financial resources. Additionally, failure to comply could result in us being excluded from the opportunity to renew existing federal contracts or to bid on federal future contracts for a period of time lasting up to several years. Any of these contingencies could have a material adverse effect on our business, financial condition and results of operations.

Our potential revenue in the United Kingdom is substantially dependent on government funding arrangements and changes in such government policy could cause material harm to our business.

In the United Kingdom, an award from the NHS called the Innovation Technology Payment Program, or ITP, offers the potential for us to generate revenue from the treatment of CH. This award, which has been extended until March 2021, is the primary commercial channel from which our United Kingdom revenue is derived and is supported by a December 2019 recommendation for the use of gammaCore in CH from the National Institute for Health and Care Excellence, or NICE, as well as an adaptation of the NICE recommendation for NHS Scotland by Health Improvement Scotland. The cost of compliance with applicable UK laws and regulations could negatively harm us and our business. Additionally, the government funding arrangements provided by the NHS and NICE could be withdrawn if we do not comply with the terms and conditions of such arrangements, or if the programs are not extended or curtailed. Finally, NHS England has announced the launch of a new funding mechanism known as the MedTech Funding Mandate, or MTFM, in April 2021. Transition from the ITP to the MTFM could result in disruptions to our business in the United Kingdom. Any of these contingencies could have an adverse effect on our potential UK revenue.

We rely on third parties to conduct and support clinical trials and investigator - initiated trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We do not independently conduct clinical trials for our product candidates. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Currently, we have a number of ongoing IITs, including IITs for nVNS stimulation in COVID-19 patients in Spain and the United States. We frequently review both proposals for new trials and the performance of ongoing trials, and our reviews may result in changes to our future obligations. Our reliance on third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. Furthermore, some of the sites for our investigator-initiated trials are outside the United States. The performance of these sites may be adversely affected by various issues, including less advanced medical infrastructure, lack of familiarity with conducting clinical trials in accordance with U.S. standards, insufficient training of personnel, communication difficulties or change in local regulations. We remain responsible for ensuring that clinical trials are conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires us to comply with GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected. Furthermore, these third parties may also have relationships with other entities, including our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory clearance or approval for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

Additionally, patient enrollment is affected by many factors beyond our control and the control of the third parties upon whom we rely to conduct IITs. As a result, we cannot predict how successful our IITs will be at enrolling patients. In particular, enrollment in our IITs for nVNS stimulation in COVID-19 patients in the United States have been slower than expected.

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

The manufacturing process requires lengthy lead times during which electronic components of our gammaCore therapy may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of adverse financial impact of inventory obsolescence comparatively. In addition, as of December 31, 2020 we had approximately $5.7 million of inventory. Our inventory significantly exceeds current demand for the gammaCore therapy, which also could result in an increased risk of adverse financial impact from inventory obsolescence.

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

49

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

50

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

As is the case with other pharmaceutical and medical device companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical and medical device industries involves both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and pending patent applications. US Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

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

•	third parties performing manufacturing or testing for the use of our products or technologies could use the intellectual property of others without obtaining a proper license;

•	parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;

•	we may not develop or in-license additional proprietary technologies that are patentable;

•	we may not be able to obtain and maintain necessary licenses on commercially reasonable terms, or at all; and

•	the patents of others may have an adverse effect on our business.

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

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies and authorities, such as the European Commission and the EEA member states, competent authorities and notified bodies. The FDA and other US, EEA and foreign governmental agencies and authorities regulate and oversee, among other things, with respect to medical devices:

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

In order to continue to sell gammaCore in Europe, we must maintain our CE Certificate of Conformity for the device and continue to comply with the Medical Devices Directive and with the MDR. The Medical Devices Regulation imposes a number of new requirements on manufacturers of medical devices. This may impact our activities in the EEA and in the United Kingdom, the renewal of our existing CE Certificates of Conformity and conformity assessment related to future bodies. Our failure to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our notified body (the British Standards Institution), which could impair our ability to market products in the EEA in the future.

The United Kingdom’s withdrawal from the EU, or Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the EU and the United Kingdom. Given the lack of comparable precedent, it is unclear what Brexit’s financial, regulatory, and legal implications would be and how it would affect us. However, potentially changing regulatory schemes and tariffs engendered by Brexit may add additional complexity, cost and delays to the operations of electroCore UK Ltd., and in marketing or selling our products in the United Kingdom. Our revenue and profit, supply and demand for our products, and customer retention and acquisition in both the long term and short term could be adversely affected. Since a significant proportion of the regulatory framework in the United Kingdom was derived from EU directives and regulations, the withdrawal of the United Kingdom from the EU could materially impact the regulatory regime with respect to the CE Certificates of Conformity in the United Kingdom. CE Certificates of Conformity issued by a notified body accredited in the EU may no longer be recognized in the United Kingdom. Similarly, notified bodies accredited in the United Kingdom will no longer be able to issue CE Certificates of Conformity. Obtaining new CE Certificates of Conformity or certification for the UK may have a significant impact on our activities. Finally, Brexit may also disrupt the way that the United Kingdom interprets obligations under CE Certificates of Conformity.

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

67

•

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

•

the federal Physician Payments Sunshine Act, implemented as the Open Payments program, which requires certain applicable manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, and, beginning in 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. The government may impose significant civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission; and

•

state and foreign law equivalents of each of the above federal laws, such as state anti- kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require device and drug companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device and drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information, such as the CCPA, many of which differ from each other in significant ways and often are not preempted by HIPAA or other federal privacy and security requirements.

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

Our management has broad discretion over the use of most of our financial resources, including proceeds from our IPO, our former stock purchase agreement with Lincoln Park Capital Fund, LLC, and our April and May 2020 private placements, and we could spend such proceeds in ways our stockholders may not agree with or that do not yield a favorable return, if at all. If we do not invest or apply our financial resources, including the proceeds from our IPO and such purchase agreement in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO (December 31, 2023), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

As of December 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates, including Core Ventures II, LLC and Core Ventures IV, LLC, entities controlled by two of our directors, Joseph P. Errico and Thomas J. Errico, M.D., beneficially owned, including shares issuable upon the exercise or delivery of options, warrants, restricted stock units and deferred stock units that are currently vested or will vest within 60 days from the date hereof, approximately 6.4 million shares of our voting stock which represents approximately 14.% of our outstanding voting stock (treating all such vested options, warrants, restricted stock units and deferred stock units held by such persons as outstanding). These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

72

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

On December 22, 2017, former President Trump signed into law the “Tax Cuts and Jobs Act”, or TCJA, that significantly reforms the Internal Revenue Code of 1986, or as amended, the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a modified territorial system. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, or our future business operations. This Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

Item IB. Unresolved Staff Comments

None

Item 2. Properties

Our principal office is approximately 14,000 square feet of office, warehouse and assembly space in Rockaway, New Jersey pursuant to a lease that expires in 2024 (subject to our right to extend for an additional five years). Our former principal office consisted of approximately 25,000 square feet of leased office space in Basking Ridge, New Jersey, pursuant to a lease agreement that expires in 2022. Since the spring of 2020, as a result of COVID-19, our employees previously based in Basking Ridge have conducted business remotely as a result of governmental orders and our internal policies designed to protect the health and safety of our employees. In the fourth quarter of 2020, we formally vacated the Basking Ridge, New Jersey facility. Management believes our facilities in Rockaway are currently suitable for their intended use. We may in the future add new facilities or expand or relinquish existing facilities as our needs evolve, and we believe that should the need arise, suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

Item 3. Legal Proceedings

On July 8, 2019 and August 1, 2019, purported stockholders of our company served putative class action lawsuits in the Superior Court of New Jersey for Somerset County, captioned Paul Kuehl vs. electroCore, Inc., et al., Docket No. SOM-L 000876-19 and Shirley Stone vs. electroCore, Inc., et al., Docket No. SOM-L 001007-19, respectively. In addition to our company, the defendants included present and past directors and officers, Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for our IPO; and two of our stockholders. On August 15, 2019, the Superior Court entered an order consolidating the Kuehl and Stone actions, which proceeded under Docket No. SOM-L 000876-19. Each plaintiff was appointed a co-lead plaintiff. The plaintiffs filed a consolidated amended complaint, which sought certification of a class of stockholders who purchased our common stock in our IPO or whose purchases are traceable to that offering. The consolidated amended complaint alleged that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act with respect to the registration statement and related prospectus for the IPO. The complaint sought unspecified compensatory damages, interest, costs and attorneys’ fees. On October 31, 2019, the Company and the other defendants filed a motion to dismiss the complaint or in the alternative to stay the action in favor of the pending federal action (discussed below). On February 21, 2020 the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On March 2, 2020 the court entered an amended order dismissing the consolidated amended complaint with prejudice. On March 27, 2020, the plaintiffs filed a notice of appeal with the N.J. Superior Court - Appellate Division. The appeal was fully briefed as of July 17, 2020. The date for argument of the appeal has not yet been set.

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

In the Turnofsky case, on November 25, 2019, several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint adds an additional director defendant and two investors as defendants, adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument on the motion to dismiss has not yet been scheduled. The parties have agreed to a non-binding mediation with JAMS, which will occur on March 30, 2021.

The Priewe case was voluntarily dismissed on February 19, 2020.

On March 4, 2021, purported stockholder Richard Martz brought a purported stockholder derivative action in the United States District Court for the District of New Jersey. The action is captioned Richard Maltz, derivatively on behalf of electroCore, Inc., vs. Francis R. Amato, et al., Case 3:21-cv-04135. The defendants include present and past directors and officers of the Company. The plaintiff purports to pursue derivative claims on behalf of the Company in connection with the IPO and actions occurring between the IPO and September 25, 2019.  The complaint alleges that demand on the board of directors is excused. The complaint purports to allege claims against the defendants for violating Section 14(a) of the Exchange Act, breaching fiduciary duties, unjust enrichment and waste of corporate assets.  The complaint also purports to allege claims for contribution in connection with the Turnofsky case described above, pursuant to Section 11(f) of the Securities Act and Sections 10(b) and 21D of the Exchange Act. The complaint seeks unspecified compensatory damages, interest, costs and attorneys’ fees; declaratory relief; and an order requiring changes to corporate governance and internal procedures and a vote on proposed amendments to the Bylaws and Certificate of Incorporation.

On March 8, 2021, purported stockholder Erin Yuson brought a purported stockholder derivative action in the United States District Court for the District of New Jersey. The action is captioned Erwin Yuson, derivatively on behalf of electroCore, Inc., vs. Francis R. Amato, et al., Case 3:21-cv-04481. The defendants include present and past directors and officers of the Company. The plaintiff purports to pursue derivative claims on behalf of the Company in connection with a 2019 proxy statement and actions occurring from the IPO through September 25, 2019.  The complaint alleges that demand on the board of directors is excused. The complaint purports to allege claims against the defendants for violating Section 14(a) of the Exchange Act and breaching fiduciary duties. The complaint seeks unspecified compensatory damages, interest, costs and attorneys’ fees; declaratory relief; and an order requiring changes to corporate governance and internal procedures and a vote on proposed amendments to the Bylaws and Certificate of Incorporation.

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

Stockholders

As of March 8, 2021, there were 402 stockholders of record, which excludes stockholders whose shares are held in nominee or street name by brokers.

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

Through December 31, 2020, we used the net proceeds as follows:

(i)

approximately $8.6 million to fund activities related to commercialization of our gammaCore products which included hiring additional territory business managers as well as patient and professional promotional activities across multiple media channels,

(ii)	approximately $5.4 million to fund expansion of our clinical program into additional indications in headache,

(iii)	approximately $4.4 million for the build out of our specialty distribution channel for the launch of gammaCore Sapphire, and

(iv)	approximately $59.1 million for working capital, including inventory, and other corporate purposes.
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

Overview

We are a commercial-stage medical device company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy. nVNS is a platform bioelectronic medical therapy that modulates neurotransmitters and immune function through its effects on both the peripheral and central nervous systems. We are initially focused on neurology, and our therapy, gammaCore, is cleared by the FDA for use by adults for the following four neurology indications: the acute treatment of pain associated with each of migraine and eCH, the preventive treatment of migraine headache and adjunctive use for the preventive treatment of cluster headaches, or CH. Recently, the FDA cleared the use of gammaCore for acute and preventive treatment of migraine in adolescents. We are also considering the potential for several additional indications for our nVNS technology, which is being studied through a number of investigator-initiated studies. These indications include COVID-19 respiratory symptoms, stroke, mild traumatic brain injury, post-traumatic stress disorder, opioid use disorders and ileus.

Following our initial FDA clearance in early 2017, our commercial strategy was to establish gammaCore as a first-line treatment option for the acute treatment of episodic CH in adult patients, who have few alternative treatment options available to them. This strategy was supported by a product registry conducted from July 2017 through June 2018 to build advocacy among key opinion leaders in leading headache centers in the United States, and to generate patient demand in the form of prescriptions submitted to payers. With an earlier-than-anticipated FDA clearance for our acute treatment of migraine indication, we leveraged this advocacy during the registry period as we expanded into migraine and prepared for a full commercial launch of gammaCore and gammaCore Sapphire for the acute treatment of pain associated with eCH and migraine in adult patients, which was accomplished in the third quarter of 2018. With the clearance of adjunctive use for the prevention of CH in December 2018, we continued to build upon our existing base of advocacy and patient support. In March 2020, the FDA cleared gammaCore for the preventive treatment of migraine headache in adult patients. In February 2021, gammaCore was cleared by the FDA for the acute and preventive treatment of migraine in adolescents between 12 and 17 years of age.

Recently, we have focused our sales efforts in two channels, the U.S. Department of Veterans Affairs and U.S. Department of Defense, and the United Kingdom. We continue to evaluate strategies to expand commercial adoption of gammaCore, including the potential use of telemedicine and cash pay, direct to consumer approaches.

We incurred net losses of $23.5 million and $45.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, our accumulated deficit was $107.0 million. We expect to continue to incur substantial net losses and negative cash flows from operations for at least the next several years as we commercialize gammaCore. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital.

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

Our expected cash requirements for the next 12 months and beyond are based on the commercialization success of our products and our ability to control operating expenses. There are significant risks and uncertainties as to our ability to achieve these operating results, including as a result of the potential adverse impact on our business from the ongoing COVID-19 pandemic, Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations for the next 12 months. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. See “-Liquidity and Capital Resources.”

Funding Activities

During the year ended December 31, 2020, we received aggregate proceeds of approximately $15.5 million through the sales of our common stock to Lincoln Park Capital Fund, LLC, or Lincoln Park.

During the year ended December 31, 2020, we received aggregate proceeds of $2.2 million through sale of our common stock in private placement transactions to certain affiliates and existing shareholders of the Company, including certain members of our board of directors.

In May 2020, we received approximately $1.4 million pursuant to a loan under the Paycheck Protection Program.

On May 6, 2020, we received a net cash amount of approximately $1.2 million from the sale of our New Jersey state net operating losses and research and development tax credits for the year ended December 31, 2018.

On May 14, 2020, we entered into a Securities Purchase Agreement with our legal counsel pursuant to which we issued 1,564,345 shares of common stock. Upon issuance of the shares, certain of our outstanding financial obligations to our legal counsel were deemed paid and satisfied in full.

On July 1, 2020, we entered into a Commercial Insurance Premium Finance and Security Agreement, or the Financing Agreement. The Financing Agreement provides for a single borrowing by us of $1.2 million, with a seven-month term, and an annual interest rate of 2.18%. The proceeds from this transaction were used to partially fund the premiums due under some of the Company’s insurance policies. The amounts payable are secured by the Company’s rights under such policies. As of December 31, 2020, the remaining balance is $164,832.

Research and Development

In April 2020, we terminated early our PREMIUM II clinical trial that was being conducted to further support our label expansion into migraine prevention. In December 2020, we announced positive top-line results from this study.

In February 2021, gammaCore received clearance by the FDA for the acute and preventive treatment of migraine in adolescents between 12 and 17 years of age.

In the second quarter of 2020, two IITs of gammaCore Sapphire CV were launched to study hospitalized patients with a confirmed diagnosis of, or presumed to be, COVID-19, one in Valencia, Spain (referred to as SAVIOR-1) and the other in Pittsburgh, Pennsylvania (referred to as SAVIOR-2). These trials are continuing to enroll patients. Enrollment is SAVIOR-1 is complete and enrollment is ongoing in SAVIOR-2.

Outside the US

In the United Kingdom, NHS England has provided a reimbursement pathway since April 2019 by awarding gammaCore a place on the ITPP, for use in patients with refractory cluster headache. In October 2020, we announced that the ITPP was extended through March 2021. Effective April 1, 2021 gammaCore Sapphire will be included in a new long-term reimbursement policy titled the MedTech Funding Mandate Policy 2021/22, or MTFM, which supports commissioners and providers in the use of selected NICE-approved, clinically effective and cost-saving medical devices, diagnostics and digital technologies that will improve patient outcomes. In December 2019, NICE published a Medical Technology Guidance document recommending the use of gammaCore for CH within the NHS. In January 2021, NHS Scotland adopted the NICE recommendation and recommended gammaCore for use in treatment of CH in NHS Scotland.

We recently entered into distribution agreements in Eastern Europe, Canada, and Australia.

Impact of COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact business partners. In particular, the pandemic has resulted in a significant reduction in non-essential contact between patients and healthcare providers, shifting of focus by healthcare providers to the acute treatment of COVID-19 related illness regardless of specialty. We believe these restrictions have limited our sales force’s ability to generate additional interest in the Company’s products. While we began to experience disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, we are unable to predict the impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the development, rollout and availability of effective treatments and vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including those where our principal place of business is located and sales force seeks to operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

Because the COVID-19 pandemic affected, among other things, our access to prescribing physicians and their access to headache patients, on March 23, 2020 we suspended our earlier full-year revenue guidance until we could better understand the trajectory of our business, as well as announced a reduction in our activities, and adjusted our cash runway expectations in response to the potential adverse impact caused by the COVID-19 pandemic. Compared to our earlier expectations, we believe that our results for the year ended December 31, 2020 reflect a negative impact from, among other things, the global pandemic. Moreover, our expectations for at least the beginning of 2021 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains uncertain.

In July 2020, the Company received an EUA for use of its gammaCore Sapphire CV nVNS therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. This EUA is expected to remain in effect for the duration of the COVID-19 pandemic justifying emergency use of these devices unless terminated or revoked by the FDA (after which products may no longer be used). The length of the effective period of this EUA is uncertain and the Company may have to incur significant marketing and other expenditures to achieve sales of the gammaCore Sapphire CV. We did not recognize material revenue from the sales of gammaCore Sapphire CV during the year ended December 31, 2020. There can be no assurance as to what impact the EUA and potential sales of gammaCore Sapphire CV will have on us, our business operations and financial condition.

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

We believe the judgements estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on the consolidated financial statements:

•	Revenue recognition

•	Inventories

•	Income taxes

•	Stock-based compensation

•	Loss contingencies

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

United States Commercial Revenue Outside of Federal Supply Schedule Channel

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

For most of 2019 we had a voucher program to provide gammaCore and gammaCore Sapphire promotional units, or “free voucher units,” to our distributor at no charge. These free voucher units had a distinct product item number that enabled ease of tracking and allowed the product to be dispensed to the patient at no cost to the specialty pharmacy. In this way, the voucher program was more like a standard sample program where free voucher units, which provide 31-days of therapy, were issued to the patient, rather than being sold and subject to specialty pharmacy reimbursement and therefore recognized as contra-revenue. The cost to produce the free voucher units given to patients under this modified voucher program was recognized as promotional expense. Our net sales reflect only gammaCore and gammaCore Sapphire units sold either for new patients, or existing patients’ refills, and none of the gammaCore and gammaCore Sapphire units prescribed and dispensed through our voucher program. Our voucher program was terminated in December 2019.

We expense the cost, as incurred, of product damaged as a result of shipping. This expense, historically, has been immaterial. We expect to receive payment on all of our customer receivables within one year and therefore classify all receivables as current assets. In accordance with our policy, damaged or defective products are replaced at no charge under our standard warranty. A cash refund is allowed in our discretion under specific circumstances for undamaged and non-defective returned product.

Accounts receivable are net of an allowance for doubtful accounts, which are accounts from which payment is not expected to be received although product was provided, and revenue was earned. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

Revenue from the Veterans Administration and the Department of Defense

Revenue from sales of our products is recognized under terms of the Federal Supply Schedule, or FSS, and purchase orders from individual VA sites and a distributor who purchases our products on behalf of the DoD. Revenue from the VA includes sales of therapy for up to 93 days.

Sales to the VA and DoD are at a fixed price and are usually paid at the time of delivery.

A cash refund is allowed under specific circumstances for undamaged and non-defective products. Damaged or defective products are replaced at no charge.

United Kingdom Revenue

In the United Kingdom, an award from the Innovation Technology Payment program of the NHS and evidence-based recommendations published in December 2020 by NICE offer the potential for us to generate revenue from the treatment of CH. This is the primary commercial channel from which our United Kingdom revenue is derived. The first 93 days of therapy is free under this program. The cost to produce the free therapy in the 93-day period is recorded as promotional expense within selling, general and administrative expenses.

Effective April 1, 2021, gammaCore Sapphire will be included in the new MTFM long-term reimbursement policy which supports commissioners and providers in the use of selected NICE approved, clinically effective and cost-saving medical devices, diagnostics and digital technologies that will improve patient outcomes.

Sales in the United Kingdom are primarily in increments of 93-day therapy at a fixed price and are paid within 30 days.

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

Income taxes

We assess whether a valuation allowance should be established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses; a forecast of future profitability; the duration of statutory carryback and carryforward periods; our experience with tax attributes expiring unused; and tax planning alternatives.

Stock-based compensation

We recognize compensation expense associated with the issuance of equity instruments to employees and non-employees for their services. Based on the type of equity instrument, the fair value is estimated on the date of grant using the Black-Scholes option valuation model and is expensed in the consolidated financial statements over the service period. The input assumptions used in determining fair value are expected life, expected volatility, risk-free rate and expected dividend yield.

Loss contingencies

We are subject to claims and lawsuits in the ordinary course of business, including claims by employees or former employees, with respect to our products and involving commercial disputes, or shareholder actions. We accrue for loss contingencies when it is deemed probable that a loss has been incurred and the loss is estimable. The amounts accrued are based on the full amount of the estimated loss considering insurance proceeds, if applicable, and do not include legal fees expected to be incurred in connection with the loss contingency. Our consolidated financial statements do not reflect any material amounts related to unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are not expected to result in a material adverse effect on our financial condition. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period if we change our assessment of the likely outcome of these claims and lawsuits to which we are currently a party.

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

In addition, as an emerging growth company, we are not required to provide an auditor’s attestation report on our internal control over financial reporting in future annual reports on Form 10-K.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO (December 31, 2023), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Results of Operations

Comparison of the years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 with the changes in those items in dollars.

	Years ended December 31,
	2020	2019	Change
	(in thousands)
Net sales	$3,495.8	$2,390.3	$1,105.5
Cost of goods sold	1,737.5	1,157.0	580.5
Gross profit	1,758.3	1,233.3	525.0
Operating expenses:
Research and development	4,201.3	9,902.2	(5,700.9)
Selling, general and administrative	21,840.9	35,422.3	(13,581.4)
Restructuring and other severance related charges	464.6	1,997.3	(1,532.7)
Total operating expenses	26,506.8	47,321.8	(20,815.0)
Loss from operations	(24,748.5)	(46,088.5)	21,340.0
Other (income) expense:
Interest and other income	(84.3)	(970.6)	886.3
Other expense	17.8	12.3	5.5
Total other (income) expense	(66.5)	(958.3)	891.8
Loss before income taxes	(24,682.0)	(45,130.2)	20,448.2
Benefit (provision) for income taxes	1,170.9	(17.7)	1,188.6
Net loss	(23,511.1)	(45,147.9)	21,636.8

Net Sales

Net sales for the year ended December 31, 2020 increased 46% as compared to 2019. The increase of $1.1 million is due to increased sales to the Department of Veterans Affairs and in the United Kingdom. This increase was partially offset by reduced sales in the U.S. commercial channel. We expect revenue from the Department of Veterans Affairs and United Kingdom to continue to be a majority of our revenue for the year ending December 31, 2021. We expect our revenue to increase during the year ending December 31, 2021.

Gross Profit

Gross profit increased $0.5 million for the year ended December 31, 2020 compared to 2019. This increase was due to the increase in net sales along with the cost of goods sold activity described immediately below. Gross margin was 50% and 52% for the years ended December 31, 2020 and 2019, respectively. This decrease in gross margin was primarily due to an inventory charge of $0.4 million recorded in 2020, which was the result of a book value adjustment of certain inventory components to net realizable value.  Excluding the 2020 inventory charge, gross margin for the year ended December 31, 2020 was 63%. The increase in gross margin, excluding the 2020 inventory charge, was largely due to the more favorable absorption of labor and overhead costs, and product mix. We expect revenue to increase in 2021, which would result in a further increase in our gross margin. Our gross margin will also be impacted by product mix.

Research and Development

Research and development expenses of $4.2 million for the year ended December 31, 2020 decreased by $5.7 million, or 58%, as compared to 2019. This reduction was primarily due to significant reductions in near-term investment in research and development, including the early termination of our PREMIUM II clinical trial. We do not expect a material change in our research and development expense for the year ending December 31, 2021. Savings from the 2020 termination of our PREMIUM II clinical trial, may be partially offset, by the targeted expenditures to support research and development activities in other therapeutic indications.

Selling, General and Administrative

Selling, general and administrative expense of $21.8 million for the year ended December 31, 2020 decreased by $13.6 million, or 38%, as compared to 2019. This decrease in expenses was primarily driven by reductions of $5.3 million in personnel costs and $8.7 million in non-personnel costs for sales and marketing activities, partially offset by a $0.6 million write-off of an operating lease right of use asset in 2020. We do not expect a material increase in our selling, general, and administrative expense for the year ending December 31, 2021, however, we may make targeted expenditures to support our commercial efforts.

Restructuring and Other Severance Related Expenses

Restructuring and other severance related costs of $464,606 for the year ended December 31, 2020 primarily consist of severance related expenses in connection with personnel changes in the position of Chief Medical Officer. Restructuring and other related charges for the year ended December 31, 2019 of $1,997,300 were due to our restructuring plan announced on May 29, 2019, and expenses incurred in connection with separation agreements with two of our former officers.

Interest and Other Income

Interest and other income of $84,327 and $970,594 for the years ended December 31, 2020 and 2019, respectively, primarily consisted of interest earned on cash, cash equivalents and marketable securities. Interest income was slightly offset by interest expense related to our loan under the PPP and financing certain of our insurance premiums.

Liquidity and Capital Resources

At December 31, 2020 our cash, cash equivalents, and marketable securities was $22.6 million compared to $24.1 million at December 31, 2019.

	December 31,
	2020	2019
	(in millions)
Net cash (used in) provided by
Operating activities	$(20.1)	$(45.1)
Investing activities	$(8.0)	$51.0
Financing activities	$19.0	$0.2

Operating Activities

Net cash used in operating activities was $20.1 million and $45.1 million for the years ended December 31, 2020 and 2019, respectively. This decrease is primarily due to (i) a decrease in our net loss from operations, (ii) less cash being used for working capital components such as inventory and accrued bonuses, and (ii) the sale of our state NOLs, and research and development tax credits for the year ended December 31, 2018 for which we received a net cash amount of approximately $1.2 million in 2020.

Investing Activities

Net cash used in investing activities was $8.0 million and $51.0 million for the years ended December 31, 2020 and 2019, respectively. This decrease reflects the decline in funds received from the maturity of marketable securities, partially offset by a decrease in our purchase of marketable securities.

Financing Activities

Net cash provided by financing activities was $19.0 million for the year ended December 31, 2020, primarily representing cash proceeds of $17.7 million from the issuance of common stock, $1.4 million from our loan under the PPP, and $1.2 million from a debt financing of certain of our insurance premiums. These positive cash flows were slightly offset by $1.1 million in repayments related to the financing of our insurance premiums. During the year ended December 31, 2019, we received proceeds of $0.8 million from the Financing Agreement to fund certain of our insurance premiums of which $0.7 million was repaid as of December 31, 2019.

Liquidity Outlook

Because we have had recurring losses, negative cash flows from operating activities, limited cash on hand and expect to continue to incur losses for the near future, the report of our independent auditors with respect to our financial statements as of December 31, 2020 and for the year ended December 31, 2020 contain an explanatory paragraph as to the factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses since our inception. We incurred net losses of $23.5 million and $45.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, our accumulated deficit was $107.0 million.

As of December 31, 2020, our cash, cash equivalents and marketable securities totaled $22.6 million.

Lincoln Park Purchase Agreement

On March 27, 2020, we entered into a Purchase Agreement with Lincoln Park giving us the right to sell to Lincoln Park shares of common stock having an aggregate value of up to $25,000,000, subject to certain significant limitations of the amount and timing of any such sales due to terms and conditions set forth in the Purchase Agreement.

During 2020, we sold 10,179,676 shares of common stock under the Purchase Agreement, resulting in aggregate proceeds of approximately $15.5 million to the Company. As of December 31, 2020, we had the right to sell under the Purchase Agreement approximately $9.5 million of additional shares of common stock. In January 2021, we sold an additional 2,750,000 shares of common stock under the Purchase Agreement, resulting in aggregate proceeds of approximately $6.9 million to the Company. We terminated the agreement on March 11, 2021.

Paycheck Protection Program Loan (PPP)

In May 2020, we entered into a promissory note, or the Note with Citibank, N.A., or the Lender, evidencing an unsecured loan, or the Loan, in the amount of $1.4 million made to us under the PPP. The loan cash proceeds in this amount were received by us in May 2020. The PPP is a program of the U.S. Small Business Administration or the SBA, established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Under the PPP, the proceeds of the Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments, or Qualifying Expenses. We used the entire Loan amount for Qualifying Expenses under the PPP.

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

Outlook

We expect to continue to incur substantial negative cash flows from operations for at least the next several years as we commercialize gammaCore. We intend to continue to make targeted investments in building our commercial infrastructure and research and development.

In July 2020, we received an EUA for use of its gammaCore Sapphire CV nVNS therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. This EUA is expected to remain in effect for the duration of the COVID-19 pandemic justifying emergency use of these devices unless terminated or revoked by the FDA (after which products may no longer be used). The length of the effective period of this EUA is uncertain and the Company may have to incur significant expenditures to achieve sales of gammaCore Sapphire CV. There can be no assurance as to what impact the EUA and potential sales of gammaCore Sapphire CV will have on us, our business operations and financial condition and gammaCore Sapphire CV has not yet generated significant revenue.

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

We may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations for at least the next 12 months. There is no assurance that we will generate sufficient cash flow and funding through our operating results or the sale of securities or from a strategic transaction or otherwise, raising substantial doubt about our ability to continue as a going concern within one year of the date the accompanying financial statements are issued. The inability to generate sufficient cash flow or raise funds through the sources discussed above could have a material adverse effect on our business, results of operations, and financial condition, and could require us to reduce or curtail activities, or cease operations.

Our expected cash requirements for the next 12 months and beyond are based on the commercialization success of our products and our ability to reduce operating expenses. There are significant risks and uncertainties as to our ability to achieve these operating results, including as a result of the potential adverse impact on our business from the ongoing COVID-19 pandemic, Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations for the next 12 months. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Even if we are not required to curtail our activities sooner, our ability to execute our operating plan beyond the next 12 months depends on our ability to increase revenue, reduce operating expenses and obtain additional funding through the sale of equity and or debt securities, a strategic transaction or otherwise. However, these alternatives may not be available to us on attractive terms, or at all. There is no assurance that we will generate sufficient cash flow and funding through our operating results or the sale of securities or from a strategic transaction or otherwise, raising substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are issued. The inability to generate sufficient cash flow or raise funds through the sources discussed above could have a material adverse effect on our business, results of operations, and financial condition, and could require us to reduce or curtail activities, or cease operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We develop our products in the United States and sell those products into more than four countries. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe are denominated in the U.S. dollar and Euro. As our sales in currencies other than the US dollar increase, our exposure to foreign currency fluctuations may increase. In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2020.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2020.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2020 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2020, were effective for the purposes stated above.

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

As of December 31, 2020, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2020 our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Effective March 11, 2021, the Company terminated the Purchase Agreement with Lincoln Park. No material termination penalties were incurred. The foregoing information is included in this Annual Report on Form 10-K in lieu of a Current Report on Form 8-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 404 of Regulation S-K. The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

Item 16. Form 10-K Summary

None.

Exhibit Number	Description
3.1***	Certificate of Incorporation of electroCore, Inc.

3.2***	Bylaws of electroCore, Inc.

4.1*****	Registration Rights Agreement, dated March 27, 2020, between electroCore, Inc. and Lincoln Park Capital Fund, LLC

4.2*	Description of Capital Stock

10.2†**	electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.3†**	Form of Employee Incentive Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.4†**	Form of Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.5†**	Form of Employee Restricted Stock Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.6†**	Form of Non-Employee Director Inaugural Deferred Stock Unit Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.7†**	Form of Non-Employee Director Inaugural Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.8†**	Form of Non-Employee Director Inaugural Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.9†**	Form of Non-Employee Director Annual Deferred Stock Unit Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.10†**	Form of Non-Employee Director Annual Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.11†**	Form of Non-Employee Director Annual Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.12†**	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors

10.13†**	Form of electroCore, Inc. Management Severance Plan

10.14†*	electroCore, Inc. Non-Employee Director Compensation Policy

10.15****	Rockaway, NJ Office Lease between Anson Logistics Assets LLC and electroCore, Inc.

10.16**	Basking Ridge, NJ Office Lease between 150 Allen Road, LLC and Electrocore, LLC

10.17**	Form of Common Unit Warrant

10.18**	Form of Series A Warrant

10.19**	Form of Bridge Warrant

10.20†	Employment Offer Letter, dated as of September 26, 2019, between electroCore, Inc. and Daniel Goldberger, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on October 2, 2019.

10.21†	Brian Posner Employment Agreement, dated as of January 30, 2019, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on March 12, 2019.

10.22†	Amendment to Brian Posner Employment Agreement, dated as of August 8, 2019, incorporated by reference to the Company's Quarterly Report on Form 10-Q, as filed with the Commission on August 14, 2019.

21.1*	List of subsidiaries of electroCore, Inc.

23.1*	Consent of Marcum LLP

23.2*	Consent of KPMG LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑228863.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 as filed with the Commission on August 14, 2019.

****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 as filed with the Commission on March 28, 2019.

*****	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with Commission on March 27, 2020.

†	Indicates management agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

electroCore, Inc.

Date: March 11, 2021	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer and Director (Principal Executive Officer)
Date: March 11, 2021	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael G. Atieh	Chairman of the Board	March 11, 2021
Michael G. Atieh

/s/ Daniel S. Goldberger	Director	March 11, 2021
Daniel S. Goldberger
/s/ John Gandolfo	Director	March 11, 2021
John Gandolfo

/s/ Joseph P. Errico	Director	March 11, 2021
Joseph P. Errico

/s/ Thomas Patton	Director	March 11, 2021
Thomas Patton

/s/ Thomas J. Errico, M.D.	Director	March 11, 2021
Thomas J. Errico, M.D.

/s/ Trevor J. Moody	Director	March 11, 2021
Trevor J. Moody

/s/ Stephen L. Ondra, M.D.	Director	March 11, 2021
Stephen L. Ondra, M.D.

/s/ Peter Cuneo	Director	March 11, 2021
Peter Cuneo

F-1

                                 .

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

electroCore, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of electroCore, Inc., Subsidiaries and Affiliate (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
March 11, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

electroCore, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of electroCore, Inc., Subsidiaries and Affiliate (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2015 to 2020.

Short Hills, New Jersey

March 30, 2020

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$4,241,937	$13,563,791
Marketable securities	18,386,160	10,495,350
Accounts receivable, net	270,546	496,140
Inventories, net	876,436	890,992
Prepaid expenses and other current assets	1,288,588	1,087,111
Total current assets	25,063,667	26,533,384

Inventories, noncurrent	4,865,181	6,020,180
Property and equipment, net	244,047	345,236
Operating lease right of use assets, net	517,257	1,430,641
Other assets, net	828,011	1,132,238
Total assets	$31,518,163	$35,461,679
Liabilities and Equity
Current liabilities:
Accounts payable	$2,078,699	$5,208,979
Accrued expenses	2,800,820	3,337,379
Notes payable, current	476,236	111,878
Current portion of operating lease liability	534,547	486,445
Total current liabilities	5,890,302	9,144,681
Note payable, noncurrent	1,097,946	—
Operating lease liabilities, noncurrent	885,333	1,419,880
Total liabilities	7,873,581	10,564,561
Commitments and contingencies (Note 18)
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at December 31, 2020 and December 31, 2019; 0 shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at December 31, 2020 and December 31, 2019; 45,559,765 shares issued and outstanding at December 31, 2020, and 29,835,183 shares issued and outstanding at December 31, 2019	45,560	29,835
Additional paid-in capital	130,205,027	107,752,066
Accumulated deficit	(106,990,148)	(83,479,098)
Accumulated other comprehensive loss	(251,467)	(41,295)
Total stockholders' equity	23,008,972	24,261,508
Noncontrolling interest	635,610	635,610
Total equity	23,644,582	24,897,118
Total liabilities and equity	$31,518,163	$35,461,679

See accompanying notes to the consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Operations

	Years ended December 31,
	2020	2019
Net sales	$3,495,832	$2,390,279
Cost of goods sold	1,737,539	1,156,957
Gross profit	1,758,293	1,233,322
Operating expenses:
Research and development	4,201,279	9,902,254
Selling, general and administrative	21,840,919	35,422,301
Restructuring and other severance related charges	464,606	1,997,292
Total operating expenses	26,506,804	47,321,847
Loss from operations	(24,748,511)	(46,088,525)
Other (income)expense
Interest and other income	(84,327)	(970,594)
Other expense	17,756	12,253
Total other (income)expense	(66,571)	(958,341)
Loss before income taxes	(24,681,940)	(45,130,184)
Benefit/(provision) for income taxes	1,170,890	(17,699)
Net loss	$(23,511,050)	$(45,147,883)
Net loss per share of common stock - Basic and Diluted (see Note 13)	$(0.60)	$(1.54)
Weighted average common shares outstanding - Basic and Diluted (see Note 13)	38,998,698	29,379,975

See accompanying notes to the consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2020	2019
Net loss	$(23,511,050)	$(45,147,883)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(207,012)	(145,418)
Unrealized (loss) gain on marketable securities, net of taxes as applicable	(3,160)	43,280
Other comprehensive loss	(210,172)	(102,138)
Comprehensive loss	$(23,721,222)	$(45,250,021)

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Equity
For the Years Ended December 31, 2020 and 2019

			Additional		Accumulated other	Total electroCore, Inc.,
	Common Stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	Total
	Shares	Amount	capital	deficit	income (loss)	equity	interest	equity
Balances as of January 1, 2019	29,450,035	$29,450	$103,791,013	$(38,331,215)	$60,843	$65,550,091	$635,610	$66,185,701
Net loss	—	—	—	(45,147,883)	—	(45,147,883)	—	(45,147,883)
Other comprehensive income	—	—	—	—	(102,138)	(102,138)	—	(102,138)
Issuance of warrants in settlement of lawsuit	—	—	16,692	—	—	16,692	—	16,692
Issuance of common stock in connection with employee stock plans, net	385,148	385	48,580	—	—	48,965	—	48,965
Stock based compensation	—	—	3,895,781	—	—	3,895,781	—	3,895,781
Balances as of December 31, 2019	29,835,183	29,835	107,752,066	(83,479,098)	(41,295)	24,261,508	635,610	24,897,118
Net loss	—	—	—	(23,511,050)	—	(23,511,050)	—	(23,511,050)
Other comprehensive income	—	—	—	—	(210,172)	(210,172)	—	(210,172)
Issuance of stock (see Note 12)	14,308,048	14,308	19,370,888	—	—	19,385,196	—	19,385,196
Equity financing commitment fee*	692,514	693	(693)	—	—	—	—	—
Financing fees	—	—	(182,821)	—	—	(182,821)	—	(182,821)
Issuance of common stock in connection with employee stock plans, net	724,020	724	(724)	—	—	—	—	—
Stock based compensation	—	—	3,266,311	—	—	3,266,311	—	3,266,311
Balances as of December 31, 2020	45,559,765	$45,560	$130,205,027	$(106,990,148)	$(251,467)	$23,008,972	$635,610	$23,644,582

* Reflects commitment shares issued in accordance with the Company's equity facility purchase agreement with Lincoln Park Capital. For additional information see Note 12. Stockholders' Equity, Lincoln Park Purchase Agreement.

See accompanying notes to the consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Consolidated Statements of Cash Flows

	Year ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(23,511,050)	$(45,147,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,266,311	3,895,781
Depreciation and amortization	399,242	249,583
Amortization of marketable securities premium(discount)	31,096	(530,104)
Cloud computing arrangement implementation costs	—	(1,114,568)
Legal expense settled with stock	156,434	—
Noncash lease expense	372,304	57,780
Inventory reserve charge	433,918	—
Write-off of right of use operating lease	557,543	—
Noncash portion of litigation settlement	—	16,692
Other	676	76,279
Changes in operating assets and liabilities:
Accounts receivable	225,594	(228,541)
Inventories	735,637	(4,961,770)
Prepaid expenses and other assets	(165,707)	859,204
Accounts payable	(1,581,579)	2,797,727
Accrued expense and other current liabilities	(536,561)	(1,036,721)
Operating lease liabilities	(486,445)	—
Net cash used in operating activities	(20,102,587)	(45,066,541)
Cash flows from investing activities:
Purchase of marketable securities	(24,463,158)	(37,224,879)
Proceeds from maturities of marketable securities	16,500,000	88,266,000
Purchases of property and equipment	—	(69,675)
Net cash (used in) provided by investing activities	(7,963,158)	50,971,446
Cash flows from financing activities:
Proceeds from shares issued, net of related expenses	17,489,563	—
Proceeds from note issued	2,558,360	807,347
Repayments of notes issued	(1,096,056)	(695,469)
Proceeds from shares issued in connection with employee stock purchase plan	—	48,965
Net cash provided by financing activities	18,951,867	160,843
Effect of changes in exchange rates on cash and cash equivalents	(207,976)	(102,241)
Net (decrease) increase in cash and cash equivalents	(9,321,854)	5,963,507
Cash and cash equivalents – beginning of year	13,563,791	7,600,284
Cash and cash equivalents – end of year	$4,241,937	$13,563,791

Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$1,170,890	$—
Income taxes paid	$3,769	$29,542
Interest paid	$12,895	$3,457
Supplemental schedule of noncash activity:
Accounts payable paid through issuance of common stock	$1,548,702	$—

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

electroCore, headquartered in New Jersey, has two wholly owned subsidiaries: electroCore Germany GmbH, and electroCore UK Ltd. The Company has ceased its operations in Germany, although sales to Germany are still supported by electroCore UK Ltd. In addition, an affiliate, electroCore (Aust) Pty Limited (“electroCore Australia”), is subject to electroCore’s control on a basis other than voting interests and is a variable interest entity (“VIE”), for which electroCore is the primary beneficiary. As of May 2017, the VIE ceased operations.

In January 2018, the U.S. Food and Drug Administration ("FDA") cleared the use of gammaCore, the Company's first generation disposable non-invasive vagus nerve stimulator therapy for the treatment of pain associated with migraine headache in adult patients. Previously in April 2017, the FDA cleared the use of gammaCore for the acute treatment of pain associated with episodic cluster headache in adult patients. Effective August 1, 2018, the Company announced gammaCore Sapphire, a rechargeable and reloadable version of the product for multi-year use, was available in the United States. The Company continues to market the non-reloadable disposable version of its gammaCore products in certain markets and to deploy it for use in clinical studies where a rechargeable version is not necessary.

In November 2018, the FDA provided 510(k) clearance for an expanded label for gammaCore nVNS therapy for adjunctive use for the preventive treatment of cluster headache in adult patients.

In March 2020, the FDA provided 510(k) clearance for an expanded label for gammaCore nVNS therapy for the preventive treatment of migraine headache in adult patients.

In July 2020, the FDA granted the Company an Emergency Use Authorization ("EUA") authorizing the use of the Company's gammaCore Sapphire CV nVNS therapy at home or in a healthcare setting to acutely treat adult patients with known or suspected COVID-19 who are experiencing exacerbation of asthma-related dyspnea and reduced airflow, and for whom approved drug therapies are not tolerated or provide insufficient symptom relief.

In February 2021, gammaCore was cleared by the FDA for the acute and preventive treatment of migraine in adolescents between 12 and 17 years of age.

Note 2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and the rules and regulations of the Securities and Exchange Commission ("SEC").

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of electroCore and its wholly owned subsidiaries. electroCore (Aust) Pty Limited, a VIE for which electroCore is the primary beneficiary, is also consolidated with the non-controlled equity presented as non-controlling interest. The VIE has ceased its operations. All intercompany balances and transactions have been eliminated in consolidation.

(c) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation of inventory, stock compensation, and contingencies.

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

(e) Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased. The Company’s accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution in the United States, and up to £85,000 by the Financial Services Compensation Scheme (“FSCS”) per financial institution in the United Kingdom.

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

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

(g) Concentration of Credit Risk

Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. As of December 31, 2020, the Company's cash equivalents and marketable securities were largely comprised of money market funds and U.S. treasury bonds. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. As of December 31, 2020, approximately 95.8% of the Company’s cash, cash equivalents and marketable securities was denominated in U.S. Dollars, the balance is subject to foreign exchange risk.

(h) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. Management considers an account receivable to be past due when it is not settled under its stated terms. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2020 and 2019, the Company's allowance for doubtful accounts was immaterial. The Company does not have any off balance sheet credit exposure related to its customers.

(i) Inventories

Inventory, which consists of raw materials, work-in-process and finished product, is stated at the lower of cost or net realizable value. Inventory is valued on a first-in first-out basis. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Depreciation and leasehold improvement amortization is computed using the following estimated useful lives:

Machinery and equipment	3–15 years
Leasehold improvements	Lesser of estimated useful life or term of lease
Furniture and fixtures	5–10 years
Computer equipment	5 years

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

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

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

(s) Recently Adopted Accounting Standards

In August 2018, the FASB issued guidance which modified the disclosure requirements for fair value measurements. The guidance is effective for the year ended December 31, 2020. The Company adopted this guidance, and it was properly reflected in the consolidated financial statements. The impact on the consolidated financial statements was immaterial.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, ASU 2016-13 changes the impairment model for most financial assets, including trade and other receivables, from an incurred loss method to a new forward looking approach based on expected losses. The new approach includes the consideration of historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this guidance and determined the impact on the consolidated financial statements was immaterial.

(t) Recently Accounting Standards Not Yet Adopted

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

The Company incurred net losses of $23.5 million and $45.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, its accumulated deficit was $107.0 million.

The Company’s expected cash requirements for the next 12 months and beyond are based on the commercial success of its products and its ability to reduce operating expenses. There are significant risks and uncertainties as to its ability to achieve these operating results, including as a result of the adverse impact on its headache business from the COVID-19 pandemic and significant potential investment necessary to generate potential sales of gammaCore Sapphire™ CV. Due to these risks and uncertainties, the Company may need to reduce its activities significantly more than in its current operating plan and cash flow projections assume in order to fund its operations beyond one year of the date the accompanying financial statements are issued. There can be no assurance that the Company will have sufficient cash flow and liquidity to fund its planned activities, which could force it to significantly reduce or curtail its activities and, ultimately, potentially cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

There is no assurance that the Company will generate sufficient funding through its operating results or financing activity, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the date the accompanying financial statements are issued. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue (i) in the United States from the Department of Veterans Affairs and Department of Defense pursuant to its qualifying contract under the Federal Supply Schedule and open market sales to individual Department of Veterans Affairs facilities and (ii) in the United Kingdom from the National Health Service. In total, net sales from these two channels represented 86.9% and 57.3% of the Company’s net sales for years ended December 31, 2020 and 2019, respectively. Each of these two channels accounted for 10% or more of the Company's net sales as summarized below:

	Years ended December 31,
	2020	2019
Revenue channel:
Department of Veterans Affairs and Department of Defense	57.9%	31.1%
National Health Service	29.0%	26.2%

In 2020, five specific VA/DoD facilities represented approximately 50% of the Company’s revenue from this channel, and two of those facilities each accounted for more than 10% individually.

During these periods, no other customer accounted for 10% or more of the Company's net sales.

Foreign Currency Exchange Risks

The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

COVID-19 Risks and Uncertainties

The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact business partners. While the Company experienced disruptions during the year ended December 31, 2020 from the COVID-19 pandemic, it is unable to predict the full impact that the COVID-19 pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Depending upon the duration and severity of the pandemic, the continuing effect on the Company's results and outlook over the long term remains uncertain.

Note 4. Revenue Recognition

Geographical Net Sales

The following table presents net sales disaggregated by geographic area:

	Years ended December 31,
	2020	2019
Geographic Market
United States	$2,374,687	$1,605,814
United Kingdom	1,051,206	665,627
Germany	53,925	102,427
Other	16,014	16,411
Total Net Sales	$3,495,832	$2,390,279

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

Trade credits are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience. For the years ended December 31, 2020 and 2019, trade credits and discounts were immaterial.

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

Reimbursement for co-payments made by patients under the co-payment assistance program is considered variable consideration. Beginning in February 2019, eligible patients could receive a reduction of up to $300 from the cost of co-payments for the first month of therapy and a reduction of up to $250 from the cost of each refill for a maximum of 12 months. Effective March 1, 2020, the amount of monthly co-payment assistance was reduced to a maximum of $100 per prescription. For the years ended December 31, 2020 and 2019, net sales reflect a reduction for the reduced cost of therapy under the co-payment assistance program. The calculation of the accrual is based on an estimate of claims and the cost per claim that the Company expects to incur associated with inventory that exists in the distribution channel at period end.

Managed care rebates represent our estimated obligations to pharmacy benefit managers. Rebate accruals are recognized in the same period the related revenue is recognized. Gross to net accruals based on estimated rebates were determined to be de minimis.

Contract Balances

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Accordingly, under ASC 606, the Company’s contracts with customers did not give rise to contract assets or liabilities during the year ended December 31, 2020 and 2019.

Agreed upon payment terms with customers are within 120 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

Note 5. Cash, Cash Equivalents and Marketable Securities

The following tables summarizes the Company’s cash, cash equivalents and marketable securities as of December 31, 2020 and 2019.

As of December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$4,241,937	$—	$—	$4,241,937

U.S. Treasury Bonds	18,388,970	—	(2,810)	18,386,160
Total marketable securities	$18,388,970	$—	$(2,810)	$18,386,160

Total cash, cash equivalents and marketable securities	$22,630,907	$—	$(2,810)	$22,628,097

As of December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$13,564,252	$—	$(461)	$13,563,791

U.S. Treasury Bonds	10,494,539	811	—	10,495,350
Total marketable securities	$10,494,539	$811	$—	$10,495,350

Total cash, cash equivalents and marketable securities	$24,058,791	$811	$(461)	$24,059,141

The Company’s U.S. treasury bonds mature within one year.

Note 6. Fair Value Measurements

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

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

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE
Notes to Consolidated Financial Statements — Continued

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$4,241,937	$4,241,937	$—	$—
Marketable Securities:
U.S. Treasury Bonds	18,386,160	18,386,160	—	—
Total	$22,628,097	$22,628,097	$—	$—

December 31, 2019
Assets
Cash and cash equivalents	$13,563,791	$13,563,791	$—	$—
Marketable Securities:
U.S. Treasury Bonds	10,495,350	10,495,350	—	—
Total	$24,059,141	$24,059,141	$—	$—

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2020 and 2019. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.

Note 7.  Inventory

As of December 31, 2020 and 2019, inventories consisted of the following:

	December 31,
	2020	2019
Raw materials	$1,008,653	$1,065,345
Work in process	4,304,415	5,314,763
Finished Goods	428,549	531,064
Total Inventory	5,741,617	6,911,172
Less: noncurrent inventory	4,865,181	6,020,180
Total current inventory	$876,436	$890,992

As of December 31, 2020 and 2019, the Company reserved $721,462 and $287,544 respectively, for obsolete inventory. The Company records charges for obsolete inventory in cost of goods sold. As of December 31, 2020 and 2019, noncurrent inventory was comprised of approximately $0.7 million and $1.0 million of raw materials, respectively, and $4.2 million and $5.0 million of work in process, respectively.

Note 8.  Leases

The Company implemented FASB ASU 2016-02, Leases (Topic 842), which required lessees to recognize most leases on its balance sheet effective January 1, 2019. The Company recognized $3.9 million of right of use assets for leases for office, manufacturing and warehouse space and office equipment. The Company also recognized $4.2 million for lease liabilities. The Company elected not to recognize right of use assets and lease liabilities for short term leases, i.e., leases with a noncancelable period of 12 months or less.

The Company’s leases have remaining lease terms of approximately one to four years, some of which include options to extend the leases for up to an additional five years. For the leases for the office space in Basking Ridge, New Jersey and the manufacturing and warehouse space in Rockaway, New Jersey, the Company recognized the options to renew the leases as part of the right of use asset and the lease liability as the Company deemed that the renewal options were reasonably certain to be exercised.  However, due to the Company’s decision to implement a comprehensive redeployment and cost reduction plan implemented in June 2019, the Company determined the renewal option for the office space at the Basking Ridge location was no longer reasonably certain to be exercised. The Company remeasured the Basking Ridge right of use asset and the lease liability beginning June 1, 2019 utilizing the newly expected lease term.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE
Notes to Consolidated Financial Statements — Continued

Consistent with the Company’s 2019 cost reduction plan, it continues to evaluate and implement cost reduction strategies as appropriate. Effective December 31, 2020, the Company relocated its corporate headquarters to the site of its manufacturing facility in Rockaway, New Jersey.  Although the Basking Ridge lease agreement provides for sublease, the Company will not elect this option in light of the current economic downturn in commercial real estate due to the pandemic and other factors. In December 2020, the Company informed the Basking Ridge landlord of its intention to vacate the Basking Ridge office space on December 31, 2020. The Company is currently in negotiations with the Basking Ridge landlord. Effective December 31, 2020, the Company vacated the Basking Ridge office space. On December 31, 2020, the Company wrote off the net book value of the operating lease right of use asset in the amount of $534,493 along with the related asset balances totaling $23,050. This charge is reflected in the Company’s Consolidated Statement of Operations for the year ended December 31, 2020, under selling, general and administrative expense.

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

For the years ended December 31, 2020 and 2019, the Company recognized lease expense of $573,046 and $787,952, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

Supplemental Balance Sheet Information for Operating Leases:

	December 31,
	2020	2019
Operating leases:
Operating lease right of use assets	$517,257	$1,430,641
Operating lease liabilities:
Current portion of operating lease liabilities	534,547	486,445
Noncurrent operating lease liabilities	885,333	1,419,880
Total operating lease liabilities	$1,419,880	$1,906,325
Weighted average remaining lease term (in years)	5.7	5.9
Weighted average discount rate	13.75%	13.75%

Future minimum lease payments under non-cancellable operating leases as of December 31, 2020:

Financial year
2021	$786,584
2022	337,254
2023	142,892
2024	146,044
2025	149,700
2026 and thereafter	526,560
Total future minimum lease payments	2,089,034
Less: Amounts representing interest	(669,154)
Total	$1,419,880

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

Note 9. Cloud Computing Arrangement

In 2018, the Company entered into a contract to obtain a cloud computing arrangement (“CCA”).  In accordance with ASU 2018-15, the implementation costs incurred in the CCA were deferred and recognized as other assets and are being amortized to expense over the noncancelable term of the arrangement. The implementation of this CCA was completed on June 30, 2019. Beginning July 1, 2019, the Company went live with the cloud computing Enterprise Resource Planning system and all future related costs are expensed as incurred. In July 2019, the Company began amortizing the related deferred costs over the remaining period of the noncancelable arrangement. Amortization costs for the year ended December 31, 2020 and 2019 were $282,075 and $141,037, respectively. As of December 31, 2020, the remaining term of the lease is approximately three years. The CCA is included under the caption Other assets, net as presented in the Company's balance sheet for the years ended December 31, 2020 and 2019 and is summarized below:

	December 31,
	2020	2019
Cloud Computing Arrangement	$1,222,322	$1,222,322
Less: accumulated amortization	423,112	141,037
Cloud Computing Arrangement, net	$799,210	$1,081,285

Note 10. Accrued Expenses

Accrued expenses as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Accrued professional fees	$270,543	$1,255,494
Accrued bonuses	1,424,878	804,082
Other employee related expenses	371,033	836,754
Other	734,366	441,049
	$2,800,820	$3,337,379

Note 11.  Notes Payable

Loan Under the Paycheck Protection Program

On May 4, 2020, the Company received proceeds of $1.4 million in connection with a promissory note (the “Note”) entered into with Citibank, N.A. (the “Lender”) evidencing an unsecured loan (the “Loan”) under the Paycheck Protection Program ("PPP"). The PPP is a program of the SBA established under the CARES Act. Under the PPP, the proceeds of the Loan may be used for payroll and certain covered interest payments, lease payments and utility payments (“Qualifying Expenses”). The Company intends to use the entire Loan amount for Qualifying Expenses under the PPP.

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

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE
Notes to Consolidated Financial Statements — Continued

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

The Company has accounted for the Loan in accordance with FASB ASC Topic 470, Debt. Accordingly, the Loan is reflected as a liability on its Consolidated Balance Sheet as of December 31, 2020, $311,604 as a current liability and $1,097,946 and as a noncurrent liability. The Company will record a gain if the Loan is forgiven in whole or in part.

Finance and Security Agreements

On July 1, 2020, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (“the Agreement”). The Agreement provides for a single borrowing by the Company of $1.2 million, with a seven-month term and an annual interest rate of 2.18%. The proceeds from this transaction were used to partially fund the premiums due under some of the Company’s insurance policies. The amounts payable are secured by the Company’s rights under such policies. The Company began to pay monthly installments of approximately $164,800 beginning in July 2020. As of December 31, 2020, the remaining balance under the Agreement was $164,832 and during the year ended December 31, 2020, the Company recognized $8,339 in interest expense.

On July 1, 2019, the Company entered into a separate Commercial Insurance Premium Finance and Security Agreement (“the 2019 Agreement”). The 2019 Agreement provided for a single borrowing by the Company of $807,347, with a seven-month term, and an annual interest rate of 2.99%. The proceeds from this transaction were used to partially fund the premiums due under some of the Company’s insurance policies. As of December 31, 2020, the balance was fully paid.  During the years ended December 31, 2020 and 2019, the Company recognized $341 and $3,457 in interest expense, respectively.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE
Notes to Consolidated Financial Statements — Continued

Note 12. Stockholders’ Equity

Lincoln Park Purchase Agreement

On March 27, 2020, the Company and Lincoln Park entered into an equity facility purchase agreement ("Purchase Agreement") pursuant to which the Company has the right to sell to Lincoln Park shares of common stock having an aggregate value of up to $25,000,000, subject to certain limitations and conditions set forth in the purchase agreement.

Upon entering into the Purchase Agreement with Lincoln Park, the Company issued an aggregate of 461,676 shares of common stock to Lincoln Park as a commitment fee. The fair value of these shares on the date of issuance was approximately $186,300. During 2020, the Company issued to an additional 230,838 shares of common stock to Lincoln Park as a further commitment fee based on the first $5,000,000 of shares of common stock issued to Lincoln Park under the Purchase Agreement as Purchase Shares (as such term is defined in the Purchase Agreement). The Company did not receive any cash proceeds from the issuance of any of the foregoing commitment shares. No further commitment fee shares remain issuable under the Purchase Agreement.  The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which shares of common stock are sold to Lincoln Park. Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement and the amount of such net proceeds will depend on a variety of factors, including market conditions, the trading price of the common stock and determinations by the Company as to other available and appropriate sources of funding for the Company. The Company has and expects to continue to use the proceeds from this agreement for general corporate purposes and working capital.

During 2020, the Company sold 10,179,676 shares of common stock under the Purchase Agreement, resulting in aggregate proceeds of approximately $15.5 million to the Company.  As of December 31, 2020, the Company had the right to sell under the Purchase Agreement approximately $9.5 million of additional shares of common stock. See Note. 20 Subsequent Events for further discussion of the Purchase Agreement.

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

On May 14, 2020, the Company entered into a Securities Purchase Agreement (“Second SPA”) with its legal counsel pursuant to which the Company agreed to issue 1,564,345 shares of common stock, at a purchase price of $0.99 per share. Upon issuance of the shares, certain outstanding financial obligations of the Company owed to its legal counsel were deemed paid and satisfied in full. In addition, the Company’s legal counsel was granted customary registration rights as further described in the Second SPA. During 2020, the Company recorded a non-cash charge of $156,434 in connection with this transaction.

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
F-21

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

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	December 31,
	2020	2019
Outstanding stock options	3,815,585	3,131,266
Nonvested restricted stock and unit awards	1,039,768	1,368,998
Stock purchase warrants	715,199	715,199
	5,570,552	5,215,463

The following table summarizes the stock purchase warrants outstanding as of December 31, 2020 and 2019:

# of Warrants	Exercise Price	Expiration Date
8,576	$8.86	4/1/2021
429,948	$12.60	6/24/2021
59,731	$12.60	6/24/2021
22,253	$5.68	3/30/2022
17,066	$12.60	6/30/2022
151,364	$12.60	8/18/2022
14,286	$12.60	8/31/2022
11,975	$15.30	12/22/2025
715,199

Note 14.  Variable Interest Entity

As discussed in Note 1, electroCore is the primary beneficiary of electroCore (Aust) Pty Limited. electroCore has contributed certain intellectual property rights, all rights to distribute, market and sell specified products in Australia and New Zealand, and other rights outlined in the shareholders’ deed of electroCore (Aust) Pty Limited in return for 50% of the shares of such entity. In addition, electroCore can also appoint two of the four directors and can exercise significant influence. This along with the fact that electroCore is electroCore (Aust) Pty Limited’s only supplier causes electroCore, for accounting purposes, to be the primary beneficiary of electroCore (Aust) Pty Limited. The activities related to electroCore (Aust) Pty Limited are not material to the consolidated financial statements. Effective May 2017, the VIE ceased operations.

Note 15. Income Taxes

The provision for income taxes for the years ended December 31, 2020 and 2019 related to foreign taxes, state minimum tax and a benefit from the sale of state net operating losses.

Domestic and foreign components of the loss before provision for income taxes is as follows:

	December 31, 2020	December 31, 2019
Domestic	$(23,706,566)	$(43,661,897)
Foreign	(975,373)	(1,468,287)
Total	$(24,681,940)	$(45,130,184)

The income tax provision from continuing operations contains the following components:

	December 31, 2020	December 31, 2019
Federal	$—	$—
State	(1,170,890)	7,712
Foreign	—	9,987
Total current	(1,170,890)	17,699

Total deferred	—	—
Total income tax (benefit) expense	$(1,170,890)	$17,699

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made. The net change in the valuation allowance was an increase of $7.8 million.

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates are as follows:

	Year ended December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$24,319,202	$18,883,686
Accrued expenses	540,072	796,849
Intangibles	429,783	355,288
Inventory	202,580	78,206
Deferred rent	27,019	—
Charitable contributions	11,277	19,028
R&D credit	438,117	394,981
Lease liabilities	398,689	518,480
Stock compensation	3,069,124	750,449
Deferred tax assets	29,435,863	21,796,967
Less valuation allowance	(28,974,378)	(21,171,967)
Total deferred tax assets	461,485	625,000
Fixed assets	(16,119)	(15,222)
Prepaid expenses	(300,125)	(220,673)
Right of use asset	(145,241)	(389,105)
Total deferred tax liabilities	(461,485)	(625,000)
Deferred tax assets, net	$—	$—

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision for the years ended December 31, 2020 and 2019 is as follows:

	Year ended December 31,
	2020	2019
Statutory rate	21.0%	21.0%
State tax expected (recovery), net of federal benefit	4.2%	6.7%
Stock compensation	6.8%	—%
State tax NOL sale	3.7%	—%
Nondeductible expenses	0.5%	(0.1)%
Loss incurred as pass-through	—%	—%
Other	0.1	—
Change in valuation allowance for deferred tax assets	(31.6)%	(27.6)%
Provision for income taxes	4.7%	—%

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

As of December 31, 2020 and 2019, the Company had accumulated net operating losses totaling $87.2 million and $65.7 million, respectively, in the U.S. (federal and state), which may be available to carry forward and offset future years' taxable income. U.S. federal losses can be carried forward indefinitely, and state losses expire in various amounts beginning in 2026. The Company also had accumulated losses totaling $3.9 million and $3.5 million in Germany which can be carried forward indefinitely.

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

As of December 31, 2020, the Company had Federal and NJ research and development credits of $282,801 and $191,863 respectively. The Federal R&D credits can be carried forward 20 years and will begin to expire in 2038. The New Jersey R&D credits can be carried forward seven years  and will begin to expire in 2025.

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

As of December 31, 2020, the Company does not have an accrual relating to uncertain tax positions. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, the "CARES Act", was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, including, permitting net operating losses, or NOLs, carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act provides other reliefs and stimulus measures. The Company has evaluated the impact of the CARES Act, and does not expect that any provision of the CARES Act would result in a material cash benefit to the Company or have a material impact on its financial statements or internal controls over financial reporting.

Note 16.  Stock Based Compensation

On June 21, 2018, the Company adopted the 2018 Omnibus Equity Incentive Plan (“Plan”). This plan reserved 6.2 million shares with an increase to be added annually beginning in 2019 through 2028 up to 4% of the total number of shares of common stock issued and outstanding on a fully diluted basis as of the end of the immediately preceding fiscal year, providing that the aggregate number of additional shares shall not exceed a total of 45 million shares, and a maximum of 40  million shares pursuant to the exercise of stock options. Effective January 1, 2021, the number of shares reserved under the Plan was increased by 2.0 million to approximately 8.9 million. The Company’s policy is to issue new shares of its common stock upon the exercise of stock options, new grants of restricted stock awards, and settlement of restricted stock units. Stock options issued under the plan have a contractual life of 10 years and are generally forfeited upon separation from the Company.

The following table presents stock compensation expense recognized by the Company for the years ended December 31, 2020 and 2019.  Total unrecognized compensation cost related to equity awards as of December 31, 2020 was $5.0 million and is expected to be recognized over the next 2.3 years.

	Year ended December 31,
	2020	2019
Selling, general and administrative	$2,360,629	$2,703,578
Research and development	831,944	1,146,268
Cost of goods sold	73,738	45,935
Total expense	$3,266,311	$3,895,781

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

The following table presents a summary of stock option award activity during the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	3,131,266	$8.53	8.9	*
Granted	2,019,298	1.33
Exercised	—	—
Cancelled	(1,334,979)	11.93
Outstanding, December 31, 2020	3,815,585	$5.56	8.6	$—
Exercisable, December 31, 2020	1,339,372	$9.21	8.0	$47,883

* de minimis

The intrinsic value is calculated as the difference between the fair market value at December 31, 2020 and the exercise price per share of the stock options. Options awards granted to employees generally vest over a four-year period.

The following table provides additional information about stock options that are outstanding and exercisable at December 31, 2020:

Exercise Price	Options Outstanding (number)	Options Outstanding Weighted Average Remaining Contractual Life (Years)	Options Exercisable (number)
$1.40 - $2.50	2,423,235	9.1	468,750
$2.51 - $7.52	347,731	8.2	159,801
$7.53 - $15.00	1,044,619	7.5	710,821

The following table presents a summary of restricted stock award ("RSA" or "RSAs") activity during the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2019	127,505	$8.09
Granted	—	—
Vested	(79,960)	9.97
Cancelled	(21,900)	9.88
Nonvested, December 31, 2020	25,645	$10.07

In general, RSAs granted to employees vest over a four-year period.

The following table presents a summary of restricted and deferred stock unit (“Unit” or "Units") activity during the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2019	1,241,493	$2.86
Granted	732,140	0.91
Vested	(690,869)	2.31
Cancelled	(268,641)	2.93
Nonvested, December 31, 2020	1,014,123	$1.50

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

In general, Units granted to employees vest over two to four years.

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

Valuation Information for Stock-Based Compensation

The fair value of each stock option award granted was estimated on the date of grant using the Black-Scholes model. Expected volatility was based on historical common stock volatility of the Company’s peers. Prior to 2020, expected volatility was based on historical volatility of the Company’s common stock. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembles the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the periods presented were:

	2020	2019
Fair value at grant date	$0.98	$3.39
Expected volatility	134.2%	95.9%
Risk-free interest rate	0.7%	2.1%
Expected holding period, in years	6.1	5.9
Dividend yield	—	—

The fair value of RSAs and Units is the market close price of the Company’s common stock on the trading day immediately preceding the date of grant.

Note 17.  Employee 401(K) Plan

The Company has a defined contribution 401(k) plan which covers all employees. Employees are eligible upon date of hire. Employee contributions are voluntary and are based on specific percentages of compensation, which may not exceed maximum amounts established by Internal Revenue Code. Employer contributions are discretionary. The maximum Company matching contribution is $0.25 per dollar subject to a limit of 3% of eligible employee compensation. The Company's expense for contributions to its defined contribution plan totaled $15,600 for 2020. There were no employer contributions for the year ended December 31, 2019.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

Note 18.  Commitments and Contingencies

Stockholders Litigation

On July 8, 2019 and August 1, 2019, purported stockholders of the Company served putative class action lawsuits in the Superior Court of New Jersey for Somerset County, captioned Paul Kuehl vs. electroCore, Inc., et al., Docket No. SOM-L 000876-19 and Shirley Stone vs. electroCore, Inc., et al., Docket No. SOM-L 001007-19, respectively. In addition to the Company, the defendants included present and past directors and officers, Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for its IPO; and two of the Company’s stockholders. On August 15, 2019, the Superior Court entered an order consolidating the Kuehl and Stone actions, which proceeded under Docket No. SOM-L 000876-19. Each plaintiff was appointed a co-lead plaintiff. The plaintiffs filed a consolidated amended complaint, which sought certification of a class of stockholders who purchased common stock in the IPO or whose purchases are traceable to that offering. The consolidated amended complaint alleged that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act with respect to the registration statement and related prospectus for the IPO. The complaint sought unspecified compensatory damages, interest, costs and attorneys’ fees. On October 31, 2019, the Company and the other defendants filed a motion to dismiss the complaint or in the alternative to stay the action in favor of the pending federal action (discussed below).

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

In the Turnofsky case, on November 25, 2019 several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020. the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint added an additional director defendant and two investors as defendants and adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument on the motion to dismiss has not yet been scheduled. The parties have agreed to a non-binding mediation with JAMS, which will occur on March 30, 2021.

The Priewe case was voluntarily dismissed on February 19, 2020.

On March 4, 2021, purported stockholder Richard Martz brought a purported stockholder derivative action in the United States District Court for the District of New Jersey. The action is captioned Richard Maltz, derivatively on behalf of electroCore, Inc., vs. Francis R. Amato, et al., Case 3:21-cv-04135. The defendants include present and past directors and officers of the Company.  The plaintiff purports to pursue derivative claims on behalf of the Company in connection with the IPO and actions occurring between the IPO and September 25, 2019.  The complaint alleges that demand on the board of directors is excused.  The complaint purports to allege claims against the defendants for violating Section 14(a) of the Exchange Act, breaching fiduciary duties, unjust enrichment and waste of corporate assets.  The complaint also purports to allege claims for contribution in connection with the Turnofsky case described above, pursuant to Section 11(f) of the Securities Act and Sections 10(b) and 21D of the Exchange Act. The complaint seeks unspecified compensatory damages, interest, costs and attorneys’ fees; declaratory relief; and an order requiring changes to corporate governance and internal procedures and a vote on proposed amendments to the Bylaws and Certificate of Incorporation. On March 8, 2021, purported stockholder Erin Yuson brought a purported stockholder derivative action in the United States District Court for the District of New Jersey. The action is captioned Erwin Yuson, derivatively on behalf of electroCore, Inc., vs. Francis R. Amato, et al., Case 3:21-cv-04481. The defendants include present and past directors and officers of the Company.  The plaintiff purports to pursue derivative claims on behalf of the Company in connection with a 2019 proxy statement and actions occurring from the IPO through September 25, 2019.  The complaint alleges that demand on the board of directors is excused.  The complaint purports to allege claims against the defendants for violating Section 14(a) of the Exchange Act and breaching fiduciary duties. The complaint seeks unspecified compensatory damages, interest, costs and attorneys’ fees; declaratory relief; and an order requiring changes to corporate governance and internal procedures and a vote on proposed amendments to the Bylaws and Certificate of Incorporation.

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

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for its clinical trials, contract manufacturing organizations for the manufacture and supply of its clinical and commercial product needs and other vendors for other research and development and commercial activities, as well as services and products for operating purposes. The Company’s agreements generally provide for termination with notice. Such agreements that are cancelable contracts are not included as purchase commitments. The Company has included as purchase obligations its commitments under agreements to the extent they are quantifiable and are not cancelable.  The Company has purchase obligations of approximately $2.3 million as of December 31, 2020.

Note 19.  Restructuring Charges and Other Related Charges

The following table provides a summary of the Company’s restructuring and other related charges for the years end December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Employee separation costs	$271,164	$1,997,292
Payment in lieu of severance	175,000	—
Other restructuring costs	18,442	—
	$464,606	$1,997,292

As of December 31, 2020, $25,000 is payable by the Company in connection with the above described charges. This amount is included under the caption Accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2020

Restructuring charges

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

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Consolidated Financial Statements — Continued

Other Severance Related Charges

In January 2020, the Company entered into a separation agreement with a former officer which agreement required an aggregate severance payment of $190,000 over a six-month period. In January 2020, the Company also entered into an agreement with a new employee that requires the unconditional payment of $175,000, in lieu of future severance to be paid in equal monthly installments over a fourteen-month period.

On June 10, 2019, Frank Amato, the Company’s former Chief Executive Officer, offered his resignation. The Company entered into a Separation Agreement with Mr. Amato, pursuant to which he remained as Chief Executive Officer and a member of the board until September 30, 2019 (the “Separation Date”). Pursuant to the Separation Agreement, Mr. Amato was paid $800,000 on October 1, 2019. In addition, all options to purchase Company common stock held by Mr. Amato continued to vest through the Separation Date and remain exercisable until the one-year anniversary of the Separation Date. All restricted stock units held by Mr. Amato continued to vest through the Separation Date. Since Mr. Amato provided substantial services to the Company, the Company recognized all costs related to the Separation Agreement over the period from June 10, 2019 to September 30, 2019. In connection with the Separation Agreement, the Company recorded a cash charge of $800,000 during the year ended December 31, 2020.

Effective July 31, 2019, the Company entered into a Separation Agreement with a former officer. Pursuant to the agreement, a severance payment of $147,500 was recognized and is to be paid evenly over the subsequent six months.

Note 20.  Subsequent Events

Sale of Common Stock and Termination of Purchase Agreement

In January 2021, the Company sold 2,750,000 shares of the Company’s common stock under its purchase agreement with Lincoln Park ("Purchase Agreement"), resulting in aggregate proceeds of approximately $6.9 million to the Company.  On March 11, 2021, the Company terminated its Purchase Agreement with Lincoln Park.

F- 29