Form 10-Q
period 2021-03-31
electroCore, Inc.
filed 2021-05-06
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

As of April 30, 2021 the registrant had 48,544,384 shares of common stock outstanding.

1

REFERENCES TO ELECTROCORE

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to the “Company,” “electroCore,” “we,” “us” and “our” refer to electroCore, Inc. a Delaware corporation, and its subsidiaries and affiliate.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) risks and uncertainties related to the impact of the COVID-19 pandemic on general political and economic conditions, including as a result of efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and third-party business closures and resource allocations, manufacturing and supply chains and patient access to commercial products; our ability to execute our operational and budget plans in light of the COVID-19 pandemic, and (ii) those included in our Annual Report on Form 10-K for the year ended December 31, 2020 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and elsewhere herein. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The electroCore logo, gammaCore and other trademarks of electroCore, Inc. appearing in this Quarterly Report are the property of electroCore, Inc. All other trademarks, service marks and trade names in this Quarterly Report are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Quarterly Report.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$9,064,385	$4,241,937
Marketable securities	16,388,339	18,386,160
Accounts receivable, net	259,319	270,546
Inventories, net	944,715	876,436
Prepaid expenses and other current assets	936,080	1,288,588
Total current assets	27,592,838	25,063,667
Inventories, noncurrent	4,678,013	4,865,181
Property and equipment, net	220,307	244,047
Operating lease right of use assets	502,108	517,257
Other assets, net	756,953	828,011
Total assets	$33,750,219	$31,518,163
Liabilities and Equity
Current liabilities:
Accounts payable	$2,110,288	$2,078,699
Accrued expenses	2,152,152	2,800,820
Note payable, current	545,551	476,236
Current portion of operating lease liabilities	537,002	534,547
Total current liabilities	5,344,993	5,890,302
Noncurrent liabilities:
Operating lease liabilities, noncurrent	874,003	885,333
Note payable, noncurrent	863,799	1,097,946
Total liabilities	7,082,795	7,873,581
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at March 31, 2021 and December 31, 2020; 48,492,777 shares issued and outstanding at March 31, 2021 and 45,559,765 shares issued and outstanding at December 31, 2020	48,493	45,560
Additional paid-in capital	138,464,624	130,205,027
Accumulated deficit	(112,373,980)	(106,990,148)
Accumulated other comprehensive loss	(107,323)	(251,467)
Total stockholders' equity	26,031,814	23,008,972
Noncontrolling interest	635,610	635,610
Total equity	26,667,424	23,644,582
Total liabilities and equity	$33,750,219	$31,518,163

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2021	2020
Net sales	$1,203,844	$733,771
Cost of goods sold	363,987	298,115
Gross profit	839,857	435,656
Operating expenses:
Research and development	498,965	1,523,114
Selling, general and administrative	5,724,588	6,560,726
Restructuring and other severance related charges	—	365,000
Total operating expenses	6,223,553	8,448,840
Loss from operations	(5,383,696)	(8,013,184)
Other (income)/expense
Interest and other income	(3,386)	(62,976)
Other expense	3,522	9,141
Total other (income)/expense	136	(53,835)
Net loss	$(5,383,832)	$(7,959,349)
Net loss per share of common stock - Basic and Diluted (see Note 12)	$(0.11)	$(0.27)
Weighted average common shares outstanding - Basic and Diluted (see Note 12)	47,653,202	29,774,226

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2021	2020
Net loss	$(5,383,832)	$(7,959,349)
Other comprehensive income:
Foreign currency translation adjustment	141,381	45,322
Unrealized gain on securities, net of taxes as applicable	2,763	5,826
Other comprehensive income	144,144	51,148
Comprehensive loss	$(5,239,688)	$(7,908,201)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Equity

(Unaudited)

	Common		Additional		Accumulated other	Total electroCore, Inc.
	Stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	Total
	Shares	Amount	capital	deficit	income	equity	interest	equity
Balances as of January 1, 2021	45,559,765	$45,560	$130,205,027	$(106,990,148)	$(251,467)	$23,008,972	$635,610	$23,644,582
Net loss	—	—	—	(5,383,832)	—	(5,383,832)	—	(5,383,832)
Other comprehensive income	—	—	—	—	144,144	144,144	—	144,144
Issuance of stock (see Note 11)	2,750,000	2,750	6,917,600	—	—	6,920,350	—	6,920,350
Issuance of stock related to employee compensation plans, net of forfeitures	17,599	18	(18)	—	—	—	—	—
Settlement of accrued bonus	165,413	165	399,832	—	—	399,997	—	399,997
Share based compensation	—	—	942,183	—	—	942,183	—	942,183
Balances as of March 31, 2021	48,492,777	$48,493	$138,464,624	$(112,373,980)	$(107,323)	$26,031,814	$635,610	$26,667,424

Balances as of January 1, 2020	29,835,183	$29,835	$107,752,066	$(83,479,098)	$(41,295)	$24,261,508	$635,610	$24,897,118
Net loss	—	—	—	(7,959,349)	—	(7,959,349)	—	(7,959,349)
Other comprehensive income	—	—	—	—	51,148	51,148	—	51,148
Equity financing commitment fee*	461,676	462	(462)	—	—	—	—	—
Issuance of stock related to employee compensation plans, net of forfeitures	124,568	125	(125)	—	—	—	—	—
Share based compensation	—	—	744,865	—	—	744,865	—	744,865
Balances as of March 31, 2020	30,421,427	$30,422	$108,496,344	$(91,438,447)	$9,853	$17,098,172	$635,610	$17,733,782

*   Reflects commitment shares issued in accordance with the Company's equity facility purchase agreement with Lincoln Park Capital. For additional information see Note 11. Lincoln Park Stock Purchase Agreement.

See accompanying notes to unaudited condensed consolidated financial statements

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,383,832)	$(7,959,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	942,183	744,865
Depreciation and amortization	95,680	97,419
Amortization of marketable securities discount	54,278	1,176
Net noncash lease expense	15,149	87,000
Other	—	10,937
Changes in operating assets and liabilities:
Accounts receivable, net	11,227	224,096
Inventories	118,889	(638)
Prepaid expenses and other current assets	381,543	238,376
Accounts payable	31,589	(1,562,615)
Accrued expenses and other current liabilities	(413,503)	(262,933)
Operating lease liabilities	(8,875)	(108,581)
Net cash used in operating activities	(4,155,672)	(8,490,247)
Cash flows from investing activities:
Purchase of marketable securities	(5,082,730)	—
Proceeds from maturities of marketable securities	7,000,000	10,500,000
Net cash provided by investing activities	1,917,270	10,500,000
Cash flows from financing activities:
Proceeds from shares issued	6,920,350	—
Net cash provided by financing activities	6,920,350	—
Effect of changes in exchange rates on cash and cash equivalents	140,500	46,952
Net increase in cash and cash equivalents	4,822,448	2,056,705
Cash and cash equivalents – beginning of period	4,241,937	13,563,791
Cash and cash equivalents – end of period	$9,064,385	$15,620,496

Supplemental cash flows disclosures:
Interest paid	$3,522	$4,623
Supplemental schedule of noncash activity:
2020 Accrued bonus awarded in equity	$399,997	$—

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

The accompanying condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2021. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

(b)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of electroCore and its wholly owned subsidiary. electroCore Australia, a VIE for which electroCore is the primary beneficiary, is also consolidated with the non-controlled equity presented as a non-controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

(d)	Reclass of Statement of Cash Flows Activity

In order to reflect certain activity for the three months ended March 31, 2020 consistent with the March 31, 2021 presentation, this activity as reflected in the accompanying Condensed Consolidated Statements of Cash Flows was reclassed for presentation purposes only. The repayments of note payable of $111,878, included under the caption Cash flows from financing activities for the three months ended March 31, 2020 was reclassed to Net cash used in operating activities on the line Accrued expense and other current liabilities within the accompanying Condensed Consolidated Statements of Cash Flows. Additionally, the decrease in operating lease liabilities of $108,581 included on the line Net noncash lease expense for the three months ended March 31, 2020 was reclassed to Operating lease liabilities within the accompanying Condensed Consolidated Statements of Cash Flows.

(e)	Recent Accounting Standards Not Yet Adopted

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

The Company has experienced significant net losses, and it expects to continue to incur losses for the near future as it works to increase market acceptance of its gammaCore therapy for the acute treatment of episodic cluster headache (“eCH”), the prevention of cluster headache, and the preventive and acute treatment of migraine. The Company has never been profitable and has incurred net losses in each year since its inception.

The Company incurred net losses of $5.4 million and $8.0 million for the three months ended March 31, 2021 and 2020, respectively.

The Company’s expected cash requirements for the next 12 months and beyond are largely based on the commercial success of its products. There are significant risks and uncertainties as to its ability to achieve these operating results, including as a result of the adverse impact on its headache business from the COVID-19 pandemic. Due to these risks and uncertainties, the Company may need to reduce its activities significantly more than in its current operating plan and cash flow projections assume in order to fund its operations beyond one year of the date the accompanying financial statements are issued. There can be no assurance that the Company will have sufficient cash flow and liquidity to fund its planned activities, which could force it to significantly reduce or curtail its activities and ultimately, potentially cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration of Revenue Risks

The Company earns a significant amount of its revenue (i) in the United States from the Department of Veterans Affairs and Department of Defense pursuant to its qualifying contract under the Federal Supply Schedule and open market sales to individual Department of Veterans Affairs facilities and (ii) in the United Kingdom from the National Health Service. In total, net sales from these two channels represented 81.3% and 93.9% of the Company’s net sales for three months ended March 31, 2021, and 2020 respectively.

Each of these two channels accounted for 10% or more of the Company's net sales as summarized below:

	Three months ended March 31,
	2021	2020
Revenue channel:
Department of Veterans Affairs and Department of Defense	55.5%	61.9%
National Health Service	25.8%	32.0%

During the three months ended March 31, 2021, five specific VA/DoD facilities represented approximately 55.2% of the Company’s revenue from this channel, and two of those facilities each accounted for more than 10% individually.

Foreign Currency Exchange

The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

COVID-19 Risks and Uncertainties

The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact business partners. While the Company experienced disruptions during the three months ended March 31, 2021 and 2020 from the COVID-19 pandemic, it is unable to predict the full impact that the COVID-19 pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Depending upon the duration and severity of the pandemic, the continuing effect on the Company's results and outlook over the long term remains uncertain.

Note 4. Revenue Recognition

Geographical Net Sales

The following table presents net sales disaggregated by geographic area:

	Three months ended March 31,
	2021	2020
Geographic Market
United States	$823,976	$457,559
United Kingdom	316,993	245,466
Other	62,875	30,746
Total Net Sales	$1,203,844	$733,771

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

Trade credits are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience. For the three months ended March 31, 2021 and 2020, trade credits and discounts were immaterial.

Reimbursement for co-payments made by patients under the co-payment assistance program is considered variable consideration. Effective March 1, 2020, the amount of monthly co-payment assistance was reduced to a maximum of $100 per prescription. For the three months ended March 31, 2021 and 2020, net sales reflect a reduction for the reduced cost of therapy under the co-payment assistance program. The calculation of the accrual is based on an estimate of claims and the cost per claim that the Company expects to incur associated with inventory that exists in the distribution channel at period end.

Managed care rebates represent our estimated obligations to pharmacy benefit managers. Rebate accruals are recognized in the same period the related revenue is recognized. Gross to net accruals based on estimated rebates were determined to be de minimis.

Contract Balances

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Accordingly, under ASC 606, the Company’s contracts with customers did not give rise to contract assets or liabilities during the three months ended March 31, 2021 and 2020.

Agreed upon payment terms with customers are within 120 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Note 5. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of March 31, 2021 and December 31, 2020.

As of March 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$9,064,385	$—	$—	$9,064,385

U.S. Treasury Bonds	$16,388,386	$—	$(47)	$16,388,339
Total marketable securities	$16,388,386	$—	$(47)	$16,388,339

Total cash, cash equivalents, and marketable securities	$25,452,771	$—	$(47)	$25,452,724

As of December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$4,241,937	$—	$—	$4,241,937

U.S. Treasury Bonds	$18,388,970	$—	$(2,810)	$18,386,160
Total marketable securities	$18,388,970	$—	$(2,810)	$18,386,160

Total cash, cash equivalents, and marketable securities	$22,630,907	$—	$(2,810)	$22,628,097

Note 6. Fair Value Measurements

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
March 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$9,064,385	$9,064,385	$—	$—
Marketable Securities:
U.S. treasury bonds	16,388,339	16,388,339	—	—
Total	$25,452,724	$25,452,724	$—	$—

		Fair Value Hierarchy
December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,241,937	$4,241,937	$—	$—
Marketable Securities:
U.S. treasury bonds	18,386,160	18,386,160	—	—
Total	$22,628,097	$22,628,097	$—	$—

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2021 and year ended December 31, 2020. The carrying amount of the Company’s receivables and payables approximate their fair values due to their short maturities.

Note 7. Inventories

As of March 31, 2021 and December 31, 2020, inventories consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$981,452	$1,008,653
Work in process	4,367,610	4,304,415
Finished goods	273,666	428,549
Total inventory	5,622,728	5,741,617
Less: noncurrent	4,678,013	4,865,181
Total - current	$944,715	$876,436

The reserve for obsolete inventory was $721,426 as of March 31, 2021 and December 31, 2020. The Company records charges for obsolete inventory in cost of goods sold. As of March 31, 2021 and December 31, 2020, noncurrent inventory was comprised of approximately $0.8 million and $0.7 million of raw materials, respectively, and $3.9 million and $4.2 million of work in process, respectively.

Note 8. Leases

For the three months ended March 31, 2021 and 2020 the Company recognized lease expense of $40,304 and $119,650, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

The tables below provide the details of the right of use assets and lease liabilities:

Supplemental Balance Sheet Information for Operating Leases

	March 31, 2021	December 31, 2020
Operating leases:
Operating lease right of use assets	$502,108	$517,257
Operating lease liabilities:
Current portion of operating lease liabilities	537,002	534,547
Noncurrent operating lease liabilities	874,003	885,333
Total operating lease liabilities	$1,411,005	$1,419,880
Weighted average remaining lease term (in years)	5.7	5.7
Weighted average discount rate	13.75%	13.75%

 Future minimum lease payments under non-cancellable operating leases as of March 31, 2021:

Remainder of 2021	$750,778
2022	337,254
2023	142,892
2024	146,044
2025 and there after	676,260
Total future minimum lease payments	2,053,228
Less: Amounts representing interest	(642,223)
Total	$1,411,005

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Accrued professional fees	$233,544	$270,543
Accrued bonuses	709,445	1,424,878
Other employee related expenses	424,953	371,033
Other	784,210	734,366
	$2,152,152	$2,800,820

Note 10. Notes Payable

Loan Under the PPP

On May 4, 2020, the Company received proceeds of $1.4 million in connection with a promissory note (the “Note”) entered into with Citibank, N.A. (the “Lender”) evidencing an unsecured loan (the “Loan”) under the PPP. The PPP is a program of the SBA established under the CARES Act. Under the PPP, the proceeds of the Loan may be used for payroll and certain covered interest payments, lease payments and utility payments (“Qualifying Expenses”). The Company used the entire Loan amount for Qualifying Expenses under the PPP.

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

On March 24, 2021, the Company applied for loan forgiveness with the Lender under the guidelines of the SBA. If approved, the Company would not be required to repay all, or a part, of the loan.

The Company has accounted for the Loan in accordance with FASB ASC Topic 470, Debt. Accordingly, the Loan is reflected as a liability on its Condensed Consolidated Balance Sheet as of March 31, 2021. As of March 31, 2021, $0.5 million was included under the caption Current liabilities and $0.9 million was included under the caption Noncurrent liabilities. The Company will record a gain if the Loan is forgiven.

Finance and Security Agreement

On July 1, 2020, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (“the Agreement”). The Agreement provides for a single borrowing by the Company of $1.2 million, with a seven-month term and an annual interest rate of 2.18%. The proceeds from this transaction were used to partially fund the premiums due under some of the Company’s insurance policies. The amounts payable are secured by the Company’s rights under such policies. The Company is required to pay monthly installments of approximately $164,800 beginning in July 2020. All borrowings were fully repaid as of March 31, 2021.

Note 11. Stockholders’ Equity

Lincoln Park Purchase Agreement

On March 27, 2020, the Company and Lincoln Park entered into an equity facility purchase agreement ("Purchase Agreement") pursuant to which the Company had the right to sell to Lincoln Park shares of its common stock having an aggregate value of up to $25,000,000, subject to certain limitations and conditions set forth in the Purchase Agreement.

Upon entering into the Purchase Agreement, the Company issued an aggregate of 461,676 shares of common stock to Lincoln Park as a commitment fee. The fair value of these shares on the date of issuance was approximately $186,300. During 2020, the Company issued an additional 230,838 shares of common stock to Lincoln Park as a further commitment fee based on the first $5,000,000 of shares of common stock issued to Lincoln Park under the Purchase Agreement as Purchase Shares (as such term is defined in the Purchase Agreement). The Company did not receive any cash proceeds from the issuance of any of the foregoing commitment shares.

During 2020, the Company sold 10,179,676 shares of its common stock under the Purchase Agreement, resulting in aggregate proceeds of approximately $15.5 million to the Company. During the three months ended March 31, 2021, the Company sold an additional 2,750,000 shares of its common stock under the Purchase Agreement, resulting in aggregate proceeds of approximately $6.9 million to the Company. The Company expects to use the proceeds from this agreement for general corporate purposes and working capital. On March 11, 2021, the Company terminated the Purchase Agreement and, accordingly, the Company will not sell any further shares of its common stock to Lincoln Park under the Purchase Agreement.

Settlement of Accrued Bonus

During the three months ended March 31, 2021, the Company issued 165,413 shares of its common stock in payment of certain executive accrued 2020 incentive bonuses.

Note 12.  Net Loss Per Share

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

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Three months ended March 31,
	2021	2020
Outstanding stock options	4,905,585	3,808,563
Nonvested restricted stock and unit awards	1,216,455	1,094,825
Stock purchase warrants	715,199	715,199
	6,837,239	5,618,587

Note 13.  Stock Based Compensation

The following table presents a summary of activity related to stock options during the three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	3,815,585	$5.56	8.9	$342,551
Granted	1,090,000	2.05		218,950
Exercised	—	—		—
Cancelled	—	—		—
Outstanding, March 31, 2021	4,905,585	$4.78	8.7	$1,396,195
Exercisable, March 31, 2021	1,597,409	$8.38	8.0	$223,339

The intrinsic value is calculated as the difference between the fair market value at March 31, 2021 and the exercise price per share of the stock options. The options granted to employees generally vest over a four-year period.

The following table presents a summary of activity related to restricted stock awards (“RSAs”) granted during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2021	25,645	$10.07
Granted	165,413	2.42
Vested	(120,051)	3.33
Cancelled	—	—
Nonvested, March 31, 2021	71,007	$4.74

In general, RSAs granted to employees vest over a four-year period.

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2021	1,014,123	$1.50
Granted	147,000	2.83
Vested	(15,675)	1.83
Cancelled	—	—
Nonvested, March 31, 2021	1,145,448	$1.67

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

   The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended March 31,
	2021	2020
Selling, general and administrative	$809,547	$547,090
Research and development	112,986	186,599
Cost of goods sold	19,650	11,176
Total expense	$942,183	$744,865

Total unrecognized compensation cost related to unvested awards as of March 31, 2021 was $6.0 million and is expected to be recognized over the next 2.6 years.

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three months ended March 31, 2021 and 2020 was estimated on the date of grant using the Black-Scholes model. For the three months ended March 31, 2021, expected volatility was based on historical common stock volatility of the Company’s peers. Expected volatility for the three months ended March 31, 2020, was based on historical volatility of the Company’s common stock. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembled the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three months ended March 31, 2021 and 2020 are summarized in the table below.

	Three months ended March 31, 2021	Three months ended March 31, 2020
Fair value at grant date	$1.39	$1.27
Expected volatility	79.9%	113.4%
Risk-free interest rate	0.6%	1.4%
Expected holding period, in years	6.1	6.1
Dividend yield	—%	—%

Note 14. Commitments and Contingencies

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

In the Turnofsky case, on November 25, 2019 several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint added an additional director defendant and two investors as defendants and adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument on the motion to dismiss has not yet been scheduled. The parties have agreed to a non-binding mediation with JAMS. A session with the JAMS mediator occurred on March 30, 2021.

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

The plaintiffs in the Maltz and Yuson derivative actions have agreed to consolidate and stay those actions. The actions shall be stayed until and through the resolution of any motion for summary judgement in the Turnofsky federal securities class action. The actions are stayed until and through the resolution of any motion for summary judgment in the Turnofsky federal securities class action. A stipulation to that effect was filed by the plantiffs on April 14, 2021 and ordered by the court on April 30, 2021.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

You should read this section in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those under the caption "Risk Factors" in the aforementioned Annual Report.

Overview

We are a commercial-stage medical device company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy. nVNS is a platform bioelectronic medical therapy that modulates neurotransmitters and immune function through its effects on both the peripheral and central nervous systems. We are initially focused on neurology, and our therapy, gammaCore, is cleared by the FDA for use by adults for the following four neurology indications: the acute treatment of pain associated with each of migraine and eCH, the preventive treatment of migraine headache and adjunctive use for the preventive treatment of cluster headaches, or CH. Recently, the FDA cleared the use of gammaCore for acute and preventive treatment of migraine in adolescents. We are also considering the potential for several additional indications for our nVNS technology, which is being studied through a number of investigator-initiated studies. These indications include COVID-19 respiratory symptoms, stroke, mild traumatic brain injury, post-traumatic stress disorder, opioid use disorders and post-operative ileus.

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

Since May 2019, we have focused our sales efforts in two channels, the U.S. Department of Veterans Affairs and U.S. Department of Defense, and the United Kingdom.

We continue to evaluate strategies to expand commercial adoption of gammaCore, including the potential use of telemedicine and cash pay, direct to consumer approaches. We are unable to predict the impact these strategies will have on our financial condition, results of operations and cash flows due to numerous uncertainties.

Recently, we have announced agreements with several new distributors to make gammaCore Sapphire available beyond the U.S. and United Kingdom, including in multiple European countries, Australia, Canada, and Qatar.

Impact of COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact business partners. In particular, the pandemic has resulted in a significant reduction in non-essential contact between patients and healthcare providers, shifting of focus by healthcare providers to the acute treatment of COVID-19 related illness regardless of specialty. We believe these restrictions have limited our sales force’s ability to generate additional interest in the Company’s products. We are unable to predict the impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the development, rollout and availability of effective treatments and vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The COVID-19 pandemic in many countries, including the United States, has significantly adversely impacted global economic activity. The global impact of the pandemic has been rapidly evolving and many countries have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including those where our principal place of business is located and sales force seeks to operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

Because the COVID-19 pandemic affected, among other things, our access to prescribing physicians and their access to headache patients, we believe that our results for the three months ended March 31, 2021 and 2020 reflect a negative impact from, among other things, the global pandemic. Moreover, our expectations for at least the beginning of 2021 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains uncertain.

In July 2020, the Company received an EUA for use of its gammaCore Sapphire CV nVNS therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. This EUA is expected to remain in effect for the duration of the COVID-19 pandemic justifying emergency use of these devices unless terminated or revoked by the FDA (after which products may no longer be used). The length of the effective period of this EUA is uncertain. We did not recognize material revenue from the sales of gammaCore Sapphire CV during the three months ended March 31, 2021 and we do not expect to recognize material revenue from the sales of gammaCore Sapphire CV.

Results of Operations

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$1,203.8	$733.7	$470.1
Cost of goods sold	364.0	298.1	65.9
Gross profit	839.8	435.6	404.2
Operating expenses
Research and development	499.0	1,523.1	(1,024.1)
Selling, general and administrative	5,724.5	6,560.7	(836.2)
Restructuring and other severance related charges	—	365.0	(365.0)
Total operating expenses	6,223.5	8,448.8	(2,225.3)
Loss from operations	(5,383.7)	(8,013.2)	2,629.5
Other (income)/expense
Interest and other income	(3.4)	(63.0)	59.6
Other expense	3.5	9.1	(5.6)
Total other (income)/expense	0.1	(53.9)	54.0
Net loss	$(5,383.8)	$(7,959.3)	$2,575.5

Net Sales

Net sales increased 64% for the three months ended March 31, 2021 compared to the prior year period. The increase of $470.1 thousand is due to increased sales across all major channels including Commercial, the Department of Veteran Affairs, and in the United Kingdom. For the remainder of our 2021 fiscal year, we expect revenue from the Department of Veterans Affairs and United Kingdom to continue to be a majority of our revenue.

Gross Profit

Gross profit increased $404.2 thousand for the three months ended March 31, 2021 compared to the prior year period due to the increase in net sales. Gross margin was 70% and 59% for the three months ended March 31, 2021 and 2020, respectively. The increase in gross margin was largely due to the more favorable absorption of labor and overhead costs, and product mix.

Research and Development

Research and development expense decreased by $1.0 million or 67% for the three months ended March 31, 2021 compared to the prior year period. This reduction was primarily due to significant reductions in near-term investment in research and development, including the early termination of our Premium II clinical trial.

Selling, General and Administrative

Selling, general and administrative expense was $5.7 million and $6.6 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in expense was due to the cost reduction plan put in place during 2019 and 2020, including the restructuring of the commercial channel. We do not expect a material increase in our selling, general, and administrative expense for the remainder of our 2021 fiscal year, however, we may make targeted expenditures to support our commercial efforts.

Restructuring and Other Severance Related Charges

There were no restructuring and other severance related costs for the three months ended March 31, 2021. Restructuring and other severance related costs for the three months ended March 31, 2020 of $365,000 consists of severance related expenses in connection with personnel changes in the position of Chief Medical Officer.

Interest and Other Income

Interest and other income of $3,386 and $62,976 for the three months ended March 31, 2021 and 2020, respectively, primarily consisted of interest earned on cash, cash equivalents and marketable securities. Interest income was slightly offset by interest expense incurred in the current period related to our loan under the PPP, and financing related to certain of our insurance premiums during both the 2021 and 2020 periods.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the three months ended March 31,
	2021	2020
	(in millions)
Net cash (used in) provided by
Operating activities	$(4.2)	$(8.5)
Investing activities	$1.9	$10.5
Financing activities	$6.9	$—

Operating Activities

Net cash used in operating activities was $4.2 million and $8.5 million for the three months ended March 31, 2021 and 2020, respectively. This decrease is primarily due to (i) a decrease in our net loss from operations, and (ii) less cash being used for working capital components such as inventory and accounts payable.

Investing Activities

Net cash provided by investing activities was $1.9 million for the three months ended March 31, 2021, as compared to $10.5 million for the three months ended March 31, 2020. This decrease reflects the decline in funds received from the maturity of marketable securities, partially offset by a decrease in our purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $6.9 million for the three months ended March 31, 2021, representing proceeds from the sale of common stock.

Liquidity Outlook

Because we have had recurring losses, negative cash flows from operating activities, limited cash on hand and expect to continue to incur losses for the near future, the report of our independent auditors with respect to our financial statements as of December 31, 2020 and for the year ended December 31, 2020 contained an explanatory paragraph as to the factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses since our inception. We incurred net losses of $5.4 million and $8.0 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, our cash, cash equivalents and marketable securities totaled $25.5 million.

We expect to continue to incur substantial negative cash flows from operations for at least the next several years as we work to increase market acceptance of our gammaCore therapy for the acute treatment of eCH, the prevention of cluster headache, and the preventive and acute treatment of migraine. We intend to continue to make targeted investments in building our commercial infrastructure.

We may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. On April 30, 2021, documents related to the sale of our New Jersey state net operating losses and research and development tax credits for the years ended December 31, 2019 and 2018 were submitted to the New Jersey Economic Development Authority (“NJEDA”). The NJEDA will review the submitted documents for accuracy and forward approved documents to the New Jersey Division of Taxation. There can be no assurance that such sale will be consummated.

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

Our expected cash requirements for the next 12 months and beyond are largely based on the commercialization success of our products. There are significant risks and uncertainties as to our ability to achieve these operating results, including as a result of the potential adverse impact on our business from the ongoing COVID-19 pandemic. Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations for the next 12 months. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Even if we are not required to curtail our activities sooner, our ability to execute our operating plan beyond the next 12 months depends on our ability to increase revenue and obtain additional funding through the sale of equity and or debt securities, a strategic transaction or otherwise. However, these alternatives may not be available to us on attractive terms, or at all. There is no assurance that we will generate sufficient cash flow and funding through our operating results or the sale of securities or from a strategic transaction or otherwise, raising substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are issued. The inability to generate sufficient cash flow or raise funds through the sources discussed above could have a material adverse effect on our business, results of operations, and financial condition, and could require us to reduce or curtail activities, or cease operations.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2021.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2021.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of March 31, 2021 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2021 were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended March 31, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
In the Turnofsky case, on November 25, 2019, several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint adds an additional director defendant and two investors as defendants, adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument on the motion to dismiss has not yet been scheduled. The parties have agreed to a non-binding mediation with JAMS. A session with the JAMS mediator occurred on March 30, 2021.
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
The plaintiffs in the Maltz and Yuson derivative actions have agreed to consolidate and stay those actions. The actions shall be stayed until and through the resolution of any motion for summary judgment in the Turnofsky federal securities class action. The actions are stayed until and through the resolution of any motion for summary judgment in the Turnofsky federal securities class action. A stipulation to that effect was filed by the plaintiffs on April 14, 2021 and ordered by the court on April 30, 2021.
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

Item 1A.
RISK FACTORS

You should carefully consider the risk factors included in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 11, 2021. In addition, you should carefully consider the other information in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our risk factors and the risks described elsewhere in this report on Form 10-Q occur, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of our risk factors and risks elsewhere in this report, or otherwise.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
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

3.2	Bylaws of electroCore, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 as filed with the Commission on May 15, 2020.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Incline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Incline XBRL Taxonomy Extension Schema Document

101.CAL	Incline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Incline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Incline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Incline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 6, 2021	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

