Form 10-Q
period 2021-06-30
electroCore, Inc.
filed 2021-08-05
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

As of July 30, 2021 the registrant had 69,392,030 shares of common stock outstanding.

1

REFERENCES TO ELECTROCORE

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to the “Company,” “electroCore,” “we,” “us” and “our” refer to electroCore, Inc. a Delaware corporation, and its subsidiaries and affiliate.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) risks and uncertainties related to the impact of the COVID-19 pandemic on general political and economic conditions, including as a result of efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and third-party business closures and resource allocations, manufacturing and supply chains and patient access to commercial products; our ability to execute our operational and budget plans in light of the COVID-19 pandemic, and (ii) those included in our Form 10-Qs, our Annual Report on Form 10-K for the year ended December 31, 2020, in our other filings with the U.S. Securities and Exchange Commission or in materials incorporated by reference therein, as well as information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Furthermore, any such forward-looking statements in this Quarterly Report speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements.

The electroCore logo, gammaCore and other trademarks of electroCore, Inc. appearing in this Quarterly Report are the property of electroCore, Inc. All other trademarks, service marks and trade names in this Quarterly Report are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Quarterly Report.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$14,699,111	$4,241,937
Marketable securities	9,027,807	18,386,160
Accounts receivable, net	369,189	270,546
Inventories, net	1,077,818	876,436
Prepaid expenses and other current assets	235,705	1,288,588
Total current assets	25,409,630	25,063,667
Inventories, noncurrent	4,450,569	4,865,181
Property and equipment, net	195,852	244,047
Operating lease right of use assets	555,238	517,257
Other assets, net	685,894	828,011
Total assets	$31,297,183	$31,518,163
Liabilities and Equity
Current liabilities:
Accounts payable	$2,298,721	$2,078,699
Accrued expenses	2,916,080	2,800,820
Notes payable, current	—	476,236
Current portion of operating lease liabilities	542,695	534,547
Total current liabilities	5,757,496	5,890,302
Noncurrent liabilities:
Operating lease liabilities, noncurrent	923,181	885,333
Note payable, noncurrent	—	1,097,946
Total liabilities	6,680,677	7,873,581
Commitments and contingencies	—	—
Stockholders' equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at June 30, 2021 and December 31, 2020; 48,690,424 shares issued and outstanding at June 30, 2021 and 45,559,765 shares issued and outstanding at December 31, 2020	48,690	45,560
Additional paid-in capital	139,302,400	130,205,027
Accumulated deficit	(115,267,732)	(106,990,148)
Accumulated other comprehensive loss	(102,462)	(251,467)
Total stockholders' equity	23,980,896	23,008,972
Noncontrolling interest	635,610	635,610
Total equity	24,616,506	23,644,582
Total liabilities and equity	$31,297,183	$31,518,163

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	$1,269,464	$752,955	$2,473,308	$1,486,726
Cost of goods sold	374,271	272,986	738,258	571,101
Gross profit	895,193	479,969	1,735,050	915,625
Operating expenses
Research and development	824,906	1,030,530	1,323,871	2,553,644
Selling, general and administrative	5,272,921	5,273,329	10,997,509	11,834,055
Restructuring and other severance related charges	—	99,606	—	464,606
Total operating expenses	6,097,827	6,403,465	12,321,380	14,852,305
Loss from operations	(5,202,634)	(5,923,496)	(10,586,330)	(13,936,680)
Other (income) expense
Gain on extinguishment of debt	(1,422,214)	—	(1,422,214)	—
Interest and other income	(1,273)	(11,765)	(1,137)	(74,741)
Other expense	—	687	—	9,828
Total other (income) expense	(1,423,487)	(11,078)	(1,423,351)	(64,913)
Loss before income taxes	(3,779,147)	(5,912,418)	(9,162,979)	(13,871,767)
Benefit from income taxes (see Note 13)	885,395	1,170,890	885,395	1,170,890
Net loss	$(2,893,752)	$(4,741,528)	$(8,277,584)	$(12,700,877)
Net loss per share of common stock - Basic and Diluted (see Note 12)	$(0.06)	$(0.13)	$(0.17)	$(0.38)
Weighted average common shares outstanding - Basic and Diluted (see Note 12)	48,520,241	36,658,797	48,089,117	33,216,512

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(2,893,752)	$(4,741,528)	$(8,277,584)	$(12,700,877)
Other comprehensive income (loss):
Foreign currency translation adjustment	5,267	(109,337)	146,648	(64,015)
Unrealized (loss) gain on securities, net of taxes as applicable	(406)	(7,059)	2,357	(1,233)
Other comprehensive income (loss)	4,861	(116,396)	149,005	(65,248)
Comprehensive loss	$(2,888,891)	$(4,857,924)	$(8,128,579)	$(12,766,125)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Equity

(Unaudited)

	Common		Additional		Accumulated other	Total electroCore, Inc.
	Stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	Total
	Shares	Amount	capital	deficit	income (loss)	equity	interest	equity
Balances as of January 1, 2021	45,559,765	$45,560	$130,205,027	$(106,990,148)	$(251,467)	$23,008,972	$635,610	$23,644,582
Net loss	—	—	—	(5,383,832)	—	(5,383,832)	—	(5,383,832)
Other comprehensive income	—	—	—	—	144,144	144,144	—	144,144
Issuance of stock (see Note 11)	2,750,000	2,750	6,917,600	—	—	6,920,350	—	6,920,350
Issuance of stock related to employee compensation plans, net of forfeitures	17,599	18	(18)	—	—	—	—	—
Settlement of accrued bonus	165,413	165	399,832	—	—	399,997	—	399,997
Share based compensation	—	—	942,183	—	—	942,183	—	942,183
Balances as of March 31, 2021	48,492,777	$48,493	$138,464,624	$(112,373,980)	$(107,323)	$26,031,814	$635,610	$26,667,424
Net loss	—	—	—	(2,893,752)	—	(2,893,752)	—	(2,893,752)
Other comprehensive income	—	—	—	—	4,861	4,861	—	4,861
Issuance of stock related to employee compensation plans, net of forfeitures	197,647	197	(197)	—	—	—	—	—
Share based compensation	—	—	837,973	—	—	837,973	—	837,973
Balances as of June 30, 2021	48,690,424	$48,690	$139,302,400	$(115,267,732)	$(102,462)	$23,980,896	$635,610	$24,616,506

See accompanying notes to unaudited condensed consolidated financial statements

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Equity

(Unaudited)

	Common		Additional		Accumulated other	Total electroCore, Inc.
	Stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	Total
	Shares	Amount	capital	deficit	income (loss)	equity	interest	equity
Balances as of January 1, 2020	29,835,183	$29,835	$107,752,066	$(83,479,098)	$(41,295)	$24,261,508	$635,610	$24,897,118
Net loss	—	—	—	(7,959,349)	—	(7,959,349)	—	(7,959,349)
Other comprehensive income	—	—	—	—	51,148	51,148	—	51,148
Equity financing commitment fee*	461,676	462	(462)	—	—	—	—	—
Issuance of stock related to employee compensation plans, net of forfeitures	124,568	125	(125)	—	—	—	—	—
Share based compensation	—	—	744,865	—	—	744,865	—	744,865
Balances as of March 31, 2020	30,421,427	$30,422	$108,496,344	$(91,438,447)	$9,853	$17,098,172	$635,610	$17,733,782
Net loss	—	—	—	(4,741,528)	—	(4,741,528)	—	(4,741,528)
Other comprehensive income	—	—	—	—	(116,396)	(116,396)	—	(116,396)
Issuance of stock (see Note 11)	8,028,372	8,028	7,823,507	—	—	7,831,535	—	7,831,535
Equity financing commitment fee*	181,273	181	(181)	—	—	—	—	—
Financing fees	—	—	(167,299)	—	—	(167,299)	—	(167,299)
Issuance of stock related to employee compensation plans, net of forfeitures	184,073	184	(184)	—	—	—	—	—
Share based compensation	—	—	1,002,758	—	—	1,002,758	—	1,002,758
Balances as of June 30, 2020	38,815,145	$38,815	$117,154,945	$(96,179,975)	$(106,543)	$20,907,242	$635,610	$21,542,852

*	Reflects commitment shares issued in accordance with the Company's equity facility purchase agreement with Lincoln Park. For additional information see Note 11. Lincoln Park Stock Purchase Agreement.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,277,584)	$(12,700,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,780,156	1,747,623
Depreciation and amortization	191,342	193,687
Amortization of marketable securities discount	114,404	(1,396)
Gain on extinguishment of debt	(1,422,214)	—
Legal expense settled with stock	—	156,434
Net noncash lease expense	40,641	178,302
Inventory reserve charge	39,478	—
Other	—	10,058
Changes in operating assets and liabilities:
Accounts receivable, net	(98,643)	376,654
Inventories	173,752	(58,286)
Prepaid expenses and other current assets	1,081,918	897,481
Accounts payable	220,022	(1,787,364)
Accrued expenses and other current liabilities	363,289	(1,294,684)
Right of use operating leases	(78,622)	—
Operating lease liabilities	45,996	(228,572)
Net cash used in operating activities	(5,826,065)	(12,510,940)
Cash flows from investing activities:
Purchase of marketable securities	(5,082,730)	(3,998,604)
Proceeds from maturities of marketable securities	14,300,000	10,500,000
Net cash provided by investing activities	9,217,270	6,501,396
Cash flows from financing activities:
Proceeds from shares issued	6,920,350	5,959,101
Proceeds from note issued	—	1,410,524
Net cash provided by financing activities	6,920,350	7,369,625
Effect of changes in exchange rates on cash and cash equivalents	145,619	(60,744)
Net increase in cash and cash equivalents	10,457,174	1,299,337
Cash and cash equivalents – beginning of period	4,241,937	13,563,791
Cash and cash equivalents – end of period	$14,699,111	$14,863,128

Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$1,425,395	$1,170,890
Interest paid	—	5,797
Income taxes paid	—	4,666
Supplemental schedule of noncash activity:
2020 Accrued bonus awarded in equity	399,997	—
Accounts payable paid through issuance of common stock	—	1,548,702

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. The Company

electroCore, Inc. (“electroCore” or the “Company”) is a medical device company, engaged in the commercialization and development of a platform non-invasive Vagus Nerve Stimulation (“nVNS”) therapy that can be self-administered by patients. electroCore was founded in 2005 and has primarily focused on primary headache conditions (migraine and cluster headache).

electroCore, headquartered in New Jersey, has two wholly owned subsidiaries: electroCore Germany GmbH, and electroCore UK Ltd. The Company has ceased its operations in Germany, although sales to Germany are still supported by electroCore UK Ltd.

Note 2. Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2021. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

(d)	Reclass of Statement of Cash Flows Activity

In order to reflect certain activity for the six months ended June 30, 2020 consistent with the June 30, 2021 presentation, this activity as reflected in the accompanying Condensed Consolidated Statements of Cash Flows was reclassed for presentation purposes only. The repayments of note payable of $111,878, included under the caption Cash flows from financing activities for the six months ended June 30, 2020 was reclassed to Net cash used in operating activities under the caption Accrued expense and other current liabilities within the accompanying Condensed Consolidated Statements of Cash Flows. Additionally, the decrease in operating lease liabilities of $228,572 previously included under the caption Net noncash lease expense for the six months ended June 30, 2020 was reclassed to Operating lease liabilities within the accompanying Condensed Consolidated Statements of Cash Flows.

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

Note 3. Significant Risks and Uncertainties

Liquidity

The Company has experienced significant net losses, and it expects to continue to incur net losses for the near future as it works to increase market acceptance of its gammaCore therapy for the acute treatment of episodic cluster headache (“eCH”), the prevention of cluster headache, and the preventive and acute treatment of migraine in adults and adolescents. The Company has never been profitable and has incurred net losses in each year since its inception. The Company incurred net losses of $8.3 million and $12.7 million for the six months ended June 30, 2021 and 2020, respectively.

The Company’s expected cash requirements for the next 12 months and beyond are largely based on the commercial success of its products. There are significant risks and uncertainties as to its ability to achieve these operating results, including as a result of the adverse impact on its headache business from the ongoing COVID-19 pandemic. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its operations from the sale of its common stock. During the six months ended June 30, 2021, the Company received net proceeds of approximately $6.9 million from such sales and as of June 30, 2021, the Company’s cash, cash equivalents and marketable securities totaled $23.7 million. Further, on July 2, 2021 the Company closed a public offering resulting in approximately $18.8 million of additional net proceeds, See FN 16. Subsequent Events, Public Offering of Common.

The Company believes that the substantial doubt of its ability to continue as a going concern is alleviated based on proceeds received from these public offerings. The Company believes its cash and marketable securities will enable it to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue channel:
Department of Veterans Affairs and Department of Defense	61.3%	55.1%	59.0%	58.4%
National Health Service	27.0%	30.0%	26.4%	31.0%

During the three months ended June 30, 2021 and 2020 six and four specific VA/DoD facilities represented approximately 64.4% and 46.0% of the Company’s revenue from this channel, and two facilities accounted for more than 10% individually, respectively. During the six months ended June 30, 2021 and 2020 four and two specific VA/DoD facilities represented approximately 51.0% and 38.8% of the Company’s revenue from this channel, and two facilities accounted for more than 10% individually, respectively.

Foreign Currency Exchange

The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

COVID-19 Risks and Uncertainties

The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact business partners. While the Company experienced disruptions during the three and six months ended June 30, 2021 and 2020 from the COVID-19 pandemic, it is unable to predict the full impact that the COVID-19 pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Depending upon the duration and severity of the pandemic, the continuing effect on the Company's results and outlook over the long term remains uncertain.

Note 4. Revenue Recognition

Geographical Net Sales

The following table presents net sales disaggregated by geographic area:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Geographic Market
United States	$882,572	$506,451	$1,706,548	$964,010
United Kingdom	353,949	233,137	670,942	478,603
Other	32,943	13,367	95,818	44,113
Total Net Sales	$1,269,464	$752,955	$2,473,308	$1,486,726

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

Trade credits are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience. For the three and six months ended June 30, 2021 and 2020, trade credits and discounts were immaterial.

Reimbursement for co-payments made by patients under the co-payment assistance program is considered variable consideration. Effective March 1, 2020, the amount of monthly co-payment assistance was reduced to a maximum of $100 per prescription. For the three and six months ended June 30, 2021 and 2020, net sales reflect a reduction for the reduced cost of therapy under the co-payment assistance program. The calculation of the accrual is based on an estimate of claims and the cost per claim that the Company expects to incur associated with inventory that exists in the distribution channel at period end.

Managed care rebates represent our estimated obligations to pharmacy benefit managers. Rebate accruals are recognized in the same period the related revenue is recognized. Gross to net accruals based on estimated rebates were determined to be de minimis.

Contract Balances

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Accordingly, under ASC 606, the Company’s contracts with customers did not give rise to contract assets or liabilities during the three and six months ended June 30, 2021 and 2020.

Agreed upon payment terms with customers are within 120 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Note 5. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of June 30, 2021 and December 31, 2020.

As of June 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$14,699,111	$—	$—	$14,699,111
Marketable securities:
U.S. Treasury Bonds	9,028,260	—	(453)	9,027,807
Total cash, cash equivalents, and marketable securities	$23,727,371	$—	$(453)	$23,726,918

As of December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$4,241,937	$—	$—	$4,241,937
Marketable securities:
U.S. Treasury Bonds	18,388,970	—	(2,810)	18,386,160
Total cash, cash equivalents, and marketable securities	$22,630,907	$—	$(2,810)	$22,628,097

Note 6. Fair Value Measurements

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
June 30, 2021	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$14,699,111	$14,699,111	$—	$—
Marketable Securities:
U.S. treasury bonds	9,027,807	9,027,807	—	—
Total	$23,726,918	$23,726,918	$—	$—

		Fair Value Hierarchy
December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,241,937	$4,241,937	$—	$—
Marketable Securities:
U.S. treasury bonds	18,386,160	18,386,160	—	—
Total	$22,628,097	$22,628,097	$—	$—

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2021 and year ended December 31, 2020. The carrying amount of the Company’s receivables and payables approximate their fair values due to their short maturities.

Note 7. Inventories

As of June 30, 2021 and December 31, 2020, inventories consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$867,096	$1,008,653
Work in process	4,245,931	4,304,415
Finished goods	415,360	428,549
Total inventories, net	5,528,387	5,741,617
Less: noncurrent inventories	4,450,569	4,865,181
Current inventories, net	$1,077,818	$876,436

The reserve for obsolete inventory was $760,940 and $721,462 as of June 30, 2021 and December 31, 2020 respectively. The Company records charges for obsolete inventory in cost of goods sold. As of June 30, 2021 and December 31, 2020, noncurrent inventory was comprised of approximately $0.8 million and $0.7 million of raw materials, respectively, and $3.7 million and $4.2 million of work in process, respectively.

Note 8. Leases

For the three and six months ended June 30, 2021, the Company recognized lease expense of $46,942 and $87,247, respectively, and $119,650 and $273,034 for the three and six months ended June 30, 2020, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

The tables below provide the details of the right of use assets and lease liabilities:

Supplemental Balance Sheet Information for Operating Leases

	June 30, 2021	December 31, 2020
Operating leases:
Operating lease right of use assets	$555,238	$517,257
Operating lease liabilities:
Current portion of operating lease liabilities	542,695	534,547
Noncurrent operating lease liabilities	923,181	885,333
Total operating lease liabilities	$1,465,876	$1,419,880
Weighted average remaining lease term (in years)	5.3	5.7
Weighted average discount rate	13.8%	13.8%

 Future minimum lease payments under non-cancellable operating leases as of June 30, 2021:

Remainder of 2021	$665,504
2022	355,923
2023	163,962
2024	167,524
2025 and thereafter	705,844
Total future minimum lease payments	2,058,757
Less: Amounts representing interest	(592,881)
Total	$1,465,876

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Accrued professional fees	$200,850	$270,543
Accrued bonuses	959,903	1,424,878
Other employee related expenses	464,009	371,033
Accrued state taxes	540,000	—
Other	751,318	734,366
	$2,916,080	$2,800,820

Note 10. Notes Payable

Loan Under the PPP

On May 4, 2020, the Company received proceeds of $1.4 million in connection with a promissory note (the “Note”) entered into with Citibank, N.A. (the “Lender”) evidencing an unsecured loan (the “Loan”) under the Paycheck Protection Program ("PPP"). The PPP is a program of the Small Business Administration ("SBA") established under the CARES Act. Under the PPP, the proceeds of the Loan may be used for payroll and certain covered interest payments, lease payments and utility payments (“Qualifying Expenses”). The Company used the entire Loan amount for Qualifying Expenses under the PPP.

On May 18, 2021, the Company received notification from the Lender of  SBA's approval of the Company's application for loan forgiveness. Accordingly, the Company is not required to repay the loan. The Company has recorded the loan forgiveness as a gain in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 under the caption Gain on extinguishment of debt.

Finance and Security Agreements

On July 1, 2020, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (“the 2020 Agreement”). The 2020 Agreement provided for a single borrowing by the Company of $1.2 million, with a seven-month term and an annual interest rate of 2.18%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company’s insurance policies. All borrowings were fully repaid as of June 30, 2021. See Note 16. Subsequent Events for information about the Commercial Insurance Premium Finance and Security Agreement dated July 2, 2021.

Note 11. Stockholders’ Equity

Sales of Common Stock

On March 27, 2020, the Company and Lincoln Park Capital Fund, LLC ("Lincoln Park") entered into an equity facility purchase agreement ("Purchase Agreement") pursuant to which the Company had the right to sell to Lincoln Park shares of its common stock having an aggregate value of up to $25,000,000, subject to certain limitations and conditions set forth in the Purchase Agreement.

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

During 2020, the Company sold 10,179,676 shares of its common stock under the Purchase Agreement, resulting in aggregate proceeds of approximately $15.5 million to the Company. During the six months ended June 30, 2021, the Company sold an additional 2,750,000 shares of its common stock under the Purchase Agreement, resulting in aggregate proceeds of approximately $6.9 million to the Company. The Company expects to use the proceeds from this agreement for general corporate purposes and working capital. On March 11, 2021, the Company terminated the Purchase Agreement and, accordingly, the Company will not sell any further shares of its common stock to Lincoln Park under the Purchase Agreement. See Note 16. Subsequent Events for information about the Company's July 2, 2021 public offering of common stock.

Settlement of Accrued Bonus

During the six months ended June 30, 2021, the Company issued 165,413 shares of its common stock as payment for certain executive incentive bonuses accrued in 2020.

Note 12.  Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Restricted stock and unit awards, stock options, and warrants have not been included in the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect.

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Six months ended June 30,
	2021	2020
Outstanding stock options	5,070,536	4,606,407
Nonvested restricted stock and unit awards	1,264,852	1,433,866
Stock purchase warrants	216,944	715,199
	6,552,332	6,755,472

 The following table presents a summary of stock purchase warrants outstanding at June 30, 2021:

Number of Warrants	Exercise Price	Expiration Date
22,253	$5.68	3/30/2022
17,066	$12.60	6/30/2022
151,364	$12.60	8/18/2022
14,286	$12.60	8/31/2022
11,975	$15.30	12/22/2025
216,944

During the three months ended June 30, 2021, a total of 498,255 warrants expired. The exercise price of these warrants ranged between $8.86 and $12.60.

Note 13. Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses and research and development tax credits under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. On June 7, 2021, the Company received a net cash amount of approximately $1.4 million from the sale of its New Jersey state net operating losses and tax credits and recorded a tax benefit of approximately $900 thousand in connection with this receipt. On May 6, 2020, the Company received a net cash amount of approximately $1.2 million from the sale of its New Jersey state net operating losses and research and development tax credits related to the year ended December 31, 2018. These sale proceeds are included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021 and June 30, 2020, under the caption Benefit from income taxes.

Note 14.  Stock Based Compensation

The following table presents a summary of activity related to stock options during the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	3,815,585	$5.56	8.9	$342,551
Granted	1,275,136	2.02		—
Exercised	—	—		—
Cancelled	(20,185)	3.29		—
Outstanding, June 30, 2021	5,070,536	$4.47	8.5	$78,000
Exercisable, June 30, 2021	1,885,468	$7.70	7.8	$39,500

The intrinsic value is calculated as the difference between the fair market value at June 30, 2021 and the exercise price per share of the stock options. The options granted to employees generally vest over a four-year period.

The following table presents a summary of activity related to restricted stock awards (“RSAs”) granted during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2021	25,645	$10.07
Granted	167,413	2.41
Vested	(145,265)	3.45
Cancelled	(5,687)	9.24
Nonvested, June 30, 2021	42,106	$6.11

In general, RSAs granted to employees vest over a four-year period.

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2021	1,014,123	$1.50
Granted	436,316	2.07
Vested	(227,693)	1.59
Cancelled	—	—
Nonvested, June 30, 2021	1,222,746	$1.69

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

The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Selling, general and administrative	$703,261	$700,275	$1,512,808	$1,247,365
Research and development	114,502	283,222	227,488	469,821
Cost of goods sold	20,210	19,261	39,860	30,437
Total expense	$837,973	$1,002,758	$1,780,156	$1,747,623

Total unrecognized compensation cost related to unvested awards as of June 30, 2021 was $5.8 million and is expected to be recognized over the next 2.4 years.

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three and six months ended June 30, 2021 and 2020 was estimated on the date of grant using the Black-Scholes model. For the six months ended June 30, 2021, expected volatility was based on historical common stock volatility of the Company’s peers. Expected volatility for the six months ended June 30, 2020, was based on historical volatility of the Company’s common stock. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembled the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three and six months ended June 30, 2021 are summarized in the table below.

	Six months ended June 30,
	2021	2020
Fair value at grant date	$1.36	$0.98
Expected volatility	80.1%	142.1%
Risk-free interest rate	0.7%	0.7%
Expected holding period, in years	6.0	6.1
Dividend yield	—%	—%

Note 15. Commitments and Contingencies

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

In the Turnofsky case, on November 25, 2019 several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint added an additional director defendant and two investors as defendants and adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021, and the motion is sub judice. The parties are participating in a non-binding mediation with JAMS. A session with the JAMS mediator occurred on March 30, 2021.

The Priewe case was voluntarily dismissed on February 19, 2020.

On March 4, 2021, purported stockholder Richard Maltz brought a purported stockholder derivative action in the United States District Court for the District of New Jersey. The action is captioned Richard Maltz, derivatively on behalf of electroCore, Inc., vs. Francis R. Amato, et al., Case 3:21-cv-04135. The defendants include present and past directors and officers of the Company. The plaintiff purports to pursue derivative claims on behalf of the Company in connection with the IPO and actions occurring between the IPO and September 25, 2019. The complaint alleges that demand on the board of directors is excused. The complaint purports to allege claims against the defendants for violating Section 14(a) of the Exchange Act, breaching fiduciary duties, unjust enrichment and waste of corporate assets. The complaint also purports to allege claims for contribution in connection with the Turnofsky case described above, pursuant to Section 11(f) of the Securities Act and Sections 10(b) and 21D of the Exchange Act. The complaint seeks unspecified compensatory damages, interest, costs and attorneys’ fees; declaratory relief; and an order requiring changes to corporate governance and internal procedures and a vote on proposed amendments to the Bylaws and Certificate of Incorporation. On March 8, 2021, purported stockholder Erin Yuson brought a purported stockholder derivative action in the United States District Court for the District of New Jersey. The action is captioned Erwin Yuson, derivatively on behalf of electroCore, Inc., vs. Francis R. Amato, et al., Case 3:21-cv-04481. The defendants include present and past directors and officers of the Company. The plaintiff purports to pursue derivative claims on behalf of the Company in connection with a 2019 proxy statement and actions occurring from the IPO through September 25, 2019. The complaint alleges that demand on the board of directors is excused. The complaint purports to allege claims against the defendants for violating Section 14(a) of the Exchange Act and breaching fiduciary duties. The complaint seeks unspecified compensatory damages, interest, costs and attorneys’ fees; declaratory relief; and an order requiring changes to corporate governance and internal procedures and a vote on proposed amendments to the Bylaws and Certificate of Incorporation.

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

Note 16. Subsequent Events

Public Offering of Common Stock
On July 2, 2021, the Company completed a public offering of 20,700,000 shares of its common stock at a purchase price of $1.00 per share. The net proceeds of the offering to the Company were approximately $18.8 million, after deducting the underwriting discounts and commissions and other estimated offering expenses.
Finance and Security Agreement

On July 2, 2021, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (“the 2021 Agreement”). The 2021 Agreement provides for a single borrowing by the Company of $1.2 million, with a ten-month term and an annual interest rate of 1.55%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company’s insurance policies. The amounts payable are secured by the Company’s rights under such policies. The Company began to pay monthly installments of approximately $124,800 in July 2021.

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

Overview

We are a commercial-stage medical device company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy. nVNS is a platform bioelectronic medical therapy that modulates neurotransmitters and immune function through its effects on both the peripheral and central nervous systems. We are initially focused on neurology, and our therapy, gammaCore, is cleared by the FDA for use by adults for the following four neurology indications: the acute treatment of pain associated with each of migraine and episodic cluster headache, or eCH, the preventive treatment of migraine headache and adjunctive use for the preventive treatment of cluster headaches, or CH. Recently, the FDA cleared the use of gammaCore for acute and preventive treatment of migraine in adolescents. We are also considering the potential for several additional indications for our nVNS technology, which is being studied through several investigator-initiated studies. These indications include post traumatic headache, stroke, traumatic brain injury, post-traumatic stress disorder, opioid use disorders and post-operative ileus.

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

We continue to evaluate strategies to expand commercial adoption of gammaCore, including the potential use of telemedicine and cash pay, direct to physician and consumer approaches. We are unable to predict the impact these strategies will have on our financial condition, results of operations and cash flows due to numerous uncertainties.

Recently, we have announced agreements with new distributors to make gammaCore Sapphire available in several countries beyond the U.S. and United Kingdom.

Capital Activities

On July 2, 2021, we completed a public offering of 20,700,000 shares of our common stock at a purchase price of $1.00 per share. The net proceeds of the offering to us were approximately $18.8 million, after deducting the underwriting discounts and commissions and other estimated offering expenses. We intend to use the net proceeds of the offering for sales and marketing, working capital, and general corporate purposes. In addition, we believe that opportunities may exist from time to time to expand our current business through acquisitions or in-licenses of, or investments in, complementary companies, medicines, intellectual property, or technologies. While we have no current agreements or commitments for any specific acquisitions, in-licenses or investments at this time, we may use a portion of the net proceeds for these purposes.

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

Because the COVID-19 pandemic affected, among other things, our access to prescribing physicians and their access to headache patients, we believe that our results for the six months ended June 30, 2021 and 2020 reflect a negative impact from, among other things, the global pandemic. Moreover, our expectations for at least the first half of 2021 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains uncertain.

In July 2020, the Company received an EUA for use of its gammaCore Sapphire CV nVNS therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. This EUA is expected to remain in effect for the duration of the COVID-19 pandemic justifying emergency use of these devices unless terminated or revoked by the FDA (after which products may no longer be used). The length of the effective period of this EUA is uncertain. We did not recognize material revenue from the sales of gammaCore Sapphire CV during the six months ended June 30, 2021 and we do not expect to recognize material revenue from the sales of gammaCore Sapphire CV in general.

Results of Operations

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020:

	For the three months ended June 30,
	2021	2020	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$1,269.5	$753.0	$516.5
Cost of goods sold	374.3	273.0	101.3
Gross profit	895.2	480.0	415.2
Operating expenses
Research and development	824.9	1,030.5	(205.6)
Selling, general and administrative	5,272.9	5,273.3	(0.4)
Restructuring and other severance related charges	—	99.6	(99.6)
Total operating expenses	6,097.8	6,403.4	(305.6)
Loss from operations	(5,202.6)	(5,923.4)	720.8
Other (income) expense
Gain on extinguishment of debt	(1,422.2)	—	(1,422.2)
Interest and other income	(1.3)	(11.7)	10.4
Other expense	—	0.7	(0.7)
Total other (income) expense	(1,423.5)	(11.0)	(1,412.5)
Loss before income taxes	(3,779.1)	(5,912.4)	2,133.3
Benefit from income taxes	885.4	1,170.9	(285.5)
Net loss	$(2,893.7)	$(4,741.5)	$1,847.8

Net Sales

Net sales increased 69% for the three months ended June 30, 2021 compared to the prior year period. This increase of $516.5 thousand is due to increased sales across all major channels including Commercial, the Department of Veteran Affairs, and in the United Kingdom, as well as sales from our new distributors outside of the United States. For the remainder of our 2021 fiscal year, we expect revenue from the Department of Veterans Affairs and United Kingdom to continue to be a majority of our revenue.

Gross Profit

Gross profit increased $415.2 thousand for the three months ended June 30, 2021 compared to the prior year period due to the increase in net sales. Gross margin was 71% and 64% for the three months ended June 30, 2021 and 2020, respectively. The increase in gross margin was largely due to increased sales resulting in a more favorable absorption of labor and overhead costs and product mix.

Research and Development

Research and development expense decreased by $0.2 million or 20% for the three months ended June 30, 2021 compared to the prior year period. This reduction was primarily due to significant reductions in near-term investment in research and development, including the early termination of our Premium II clinical trial, offset by non-recurring expense associated with the destruction of clinical units associated with Premium II and the initial payment for an investigator initiated study for the treatment of post-traumatic headache.

Selling, General and Administrative

Selling, general and administrative expense was $5.3 million for the three months ended June 30, 2021, and consistent with the prior year period. We do not expect a material increase in our selling, general, and administrative expense for the remainder of our 2021 fiscal year, however, we may make targeted expenditures to support our commercial efforts.

Restructuring and Other Severance Related Charges

There were no restructuring and other severance related costs for the three months ended June 30, 2021. Restructuring and other severance related costs for the three months ended June 30, 2020 of $99,606 consisted of severance related expenses in connection with personnel changes.

Other (Income) Expense

Other (income) expense for the three months ended June 30, 2021 primarily represents the gain of $1.4 million recorded by the Company in association with the forgiveness of its Paycheck Protection Program ("PPP") loan. Interest and other income of $1,273 and $11,765 for the three months ended June 30, 2021 and 2020, respectively, primarily consists of interest earned on cash, cash equivalents and marketable securities.

Benefit from Income Taxes

The Benefit from income taxes of $0.9 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively, represent the sale of our 2019 and 2018 state net operating losses and research and development tax credits under the State of New Jersey’s NOL Transfer Program.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

The following table sets forth amounts from our consolidated statements of operations for the six months ended June 30, 2021 and 2020:

	For the six months ended June 30,
	2021	2020	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$2,473.4	$1,486.7	$986.7
Cost of goods sold	738.3	571.1	167.2
Gross profit	1,735.1	915.6	819.5
Operating expenses
Research and development	1,323.9	2,553.6	(1,229.7)
Selling, general and administrative	10,997.5	11,834.1	(836.6)
Restructuring and other severance related charges	—	464.6	(464.6)
Total operating expenses	12,321.4	14,852.3	(2,530.9)
Loss from operations	(10,586.3)	(13,936.7)	3,350.4
Other (income) expense
Gain on extinguishment of debt	(1,422.2)	—	(1,422.2)
Interest and other income	(1.1)	(74.7)	73.6
Other expense	—	9.8	(9.8)
Total other (income) expense	(1,423.3)	(64.9)	(1,358.4)
Loss before income taxes	(9,163.0)	(13,871.8)	4,708.8
Benefit from income taxes	885.4	1,170.9	(285.5)
Net loss	$(8,277.6)	$(12,700.9)	$4,423.3

Net Sales

Net sales increased 66% for the six months ended June 30, 2021 compared to the prior year period. The increase of $986.7 thousand is due to increased sales across all major channels including Commercial, the Department of Veteran Affairs, and in the United Kingdom, as well as sales from our new distributors outside of the United States. For the remainder of our 2021 fiscal year, we expect revenue from the Department of Veterans Affairs and United Kingdom to continue to be a majority of our revenue.

Gross Profit

Gross profit increased $819.5 thousand for the six months ended June 30, 2021 compared to the prior year. Gross margin increased to 70% for the six months ended June 30, 2021 compared to 62% for the six months ended June 30, 2020. These favorable results were largely due to increased sales resulting in more favorable absorption of labor and overhead costs and product mix.

Research and Development

Research and development expense decreased by $1.2 million or 48% for the six months ended June 30, 2021 compared to the prior year period. This reduction was primarily due to significant reductions in near-term investment in research and development, including the early termination of our Premium II clinical trial, offset by non-recurring expense associated with the destruction of clinical units associated with Premium II and the initial payment for an investigator initiated-study for the treatment of post-traumatic headache.

Selling, General and Administrative

Selling, general and administrative expense was $11.0 million and $11.8 million for the six months ended June 30, 2021 and 2020, respectively. This decrease was primarily due to cost reductions associated with the outbreak of the COVID-19 pandemic, offset by reinvestment in the commercial business as the pandemic began to subside. We do not expect a material increase in our selling, general, and administrative expense for the remainder of our 2021 fiscal year, however, we may make targeted expenditures to support our commercial efforts.

Restructuring and Other Severance Related Charges

There were no restructuring and other severance related costs for the six months ended June 30, 2021. Restructuring and other severance related costs for the six months ended June 30, 2020 of $464,606 consisted of severance related expenses in connection with personnel changes.

Other (Income) Expense

Other (income) expense for the three months ended June 30, 2021 primarily represents the gain of $1.4 million recorded by the Company in association with the forgiveness of its PPP loan. Interest and other income of $1,137 and $74,741 for the six months ended June 30, 2021 and 2020, respectively, primarily consists of interest earned on cash, cash equivalents and marketable securities.

Benefit from Income Taxes

The Benefit from income taxes of $0.9 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively, represent the sale of our 2019 and 2018 state net operating losses and research and development tax credits under the State of New Jersey’s NOL Transfer Program.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the six months ended June 30,
	2021	2020
	(in millions)
Net cash (used in) provided by
Operating activities	$(5.8)	$(12.5)
Investing activities	$9.2	$6.5
Financing activities	$6.9	$7.4

Operating Activities

Net cash used in operating activities was $5.8 million and $12.5 million for the six months ended June 30, 2021 and 2020, respectively. This decrease is primarily due to (i) a decrease in our net loss from operations, and (ii) less cash being used for working capital components such as inventory and accounts payable.

Investing Activities

Net cash provided by investing activities was $9.2 million and $6.5 million for the six months ended June 30, 2021 and 2020, respectively. This increase reflects the increase in funds received from the maturity of marketable securities, partially offset by an increase in our purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $6.9 million for the six months ended June 30, 2021, representing proceeds from the sale of common stock.

Liquidity Outlook

As of June 30, 2021, our cash, cash equivalents and marketable securities totaled $23.7 million.

We have experienced recurring losses since our inception. We incurred net losses of $8.3 million and $12.7 million for the six months ended June 30, 2021 and 2020, respectively.  We expect to continue to incur substantial negative cash flows from operations for at least the next several years as we work to increase market acceptance of our gammaCore therapy for the acute treatment of eCH, the prevention of cluster headache, and the preventive and acute treatment of migraine in adults and adolescents.

Our expected cash requirements for the next 12 months and beyond are largely based on the commercial success of our products. There are significant risks and uncertainties as to our ability to achieve these operating results, including as a result of the adverse impact on its headache business from the ongoing COVID-19 pandemic. These conditions raised substantial doubt about our ability to continue as a going concern.

We have historically funded our operations from the sale of our common stock. During the six months ended June 30, 2021, we received net proceeds of approximately $6.9 million from such sales and as of June 30, 2021, our cash, cash equivalents and marketable securities totaled $23.7 million. Further, on July 2, 2021, we closed a public offering resulting in approximately $18.8 million of additional net proceeds.

We believe that the substantial doubt of our ability to continue as a going concern is alleviated based on proceeds received from these public offerings. We believe our cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We develop our products in the United States and sell those products into several countries. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe are denominated in British Pound Sterling. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase. In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the six months ended June 30, 2021.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2021.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of June 30, 2021 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2021 were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended June 30, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
In the Turnofsky case, on November 25, 2019, several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint adds an additional director defendant and two investors as defendants, adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021, and the motion is sub judice. The parties are participating in a non-binding mediation with JAMS. A session with the JAMS mediator occurred on March 30, 2021.
The Priewe case was voluntarily dismissed on February 19, 2020.
29

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

Item 1A.
RISK FACTORS

You should carefully consider the risk factors included in our Form 10-Qs; Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 11, 2021; and in our other filings with the U.S. Securities and Exchange Commission or in materials incorporated by reference therein. In addition, you should carefully consider the other information in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our risk factors and the risks described elsewhere in this report on Form 10-Q occur, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of our risk factors and risks elsewhere in this report, or otherwise.

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

Company Name

Date: August 5, 2021	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

