Form 10-Q
period 2021-09-30
electroCore, Inc.
filed 2021-11-04
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

As of November 1, 2021 the registrant had 70,697,680 shares of common stock outstanding.

1

REFERENCES TO ELECTROCORE

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to the “Company,” “electroCore,” “we,” “us” and “our” refer to electroCore, Inc. a Delaware corporation, and its subsidiaries and affiliate.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) risks and uncertainties related to the impact of the COVID-19 pandemic on general political and economic conditions, including as a result of efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, vaccine mandates, shelter in place orders and third-party business closures and resource allocations, manufacturing and supply chains and patient access to commercial products; our ability to execute our operational and budget plans in light of the COVID-19 pandemic, and (ii) those included in our Form 10-Qs, our Annual Report on Form 10-K for the year ended December 31, 2020, in our other filings with the U.S. Securities and Exchange Commission or in materials incorporated by reference therein, including the information in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in such filings. Furthermore, any such forward-looking statements in this Quarterly Report speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements.

The electroCore logo, gammaCore and other trademarks of electroCore, Inc. appearing in this Quarterly Report are the property of electroCore, Inc. All other trademarks, service marks and trade names in this Quarterly Report are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Quarterly Report.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$37,995,008	$4,241,937
Marketable securities	1,001,080	18,386,160
Accounts receivable, net	329,778	270,546
Inventories, net	1,082,325	876,436
Prepaid expenses and other current assets	1,476,348	1,288,588
Total current assets	41,884,539	25,063,667
Inventories, noncurrent	4,349,009	4,865,181
Property and equipment, net	171,028	244,047
Operating lease right of use assets	539,728	517,257
Other assets, net	626,445	828,011
Total assets	$47,570,749	$31,518,163
Liabilities and Equity
Current liabilities:
Accounts payable	$1,250,534	$2,078,699
Accrued expenses and other current liabilities	4,429,843	2,965,702
Note payable, current	—	311,354
Current portion of operating lease liabilities	58,482	534,547
Total current liabilities	5,738,859	5,890,302
Noncurrent liabilities:
Operating lease liabilities, noncurrent	715,530	885,333
Note payable, noncurrent	—	1,097,946
Total liabilities	6,454,389	7,873,581
Commitments and contingencies	—	—
Stockholders' equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at September 30, 2021 and December 31, 2020; 70,442,309 shares issued and outstanding at September 30, 2021 and 45,559,765 shares issued and outstanding at December 31, 2020	70,442	45,560
Additional paid-in capital	159,796,442	130,205,027
Accumulated deficit	(119,261,417)	(106,990,148)
Accumulated other comprehensive loss	(124,717)	(251,467)
Total stockholders' equity	40,480,750	23,008,972
Noncontrolling interest	635,610	635,610
Total equity	41,116,360	23,644,582
Total liabilities and equity	$47,570,749	$31,518,163

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	$1,487,093	$1,080,841	$3,960,401	$2,567,567
Cost of goods sold	355,046	347,504	1,093,304	918,605
Gross profit	1,132,047	733,337	2,867,097	1,648,962
Operating expenses
Research and development	470,275	629,002	1,794,146	3,182,646
Selling, general and administrative	4,646,815	4,592,936	15,644,324	16,426,991
Restructuring and other severance related charges	—	—	—	464,606
Total operating expenses	5,117,090	5,221,938	17,438,470	20,074,243
Loss from operations	(3,985,043)	(4,488,601)	(14,571,373)	(18,425,281)
Other (income) expense
Gain on extinguishment of debt	—	—	(1,422,214)	—
Interest and other income	(3,834)	(5,719)	(8,493)	(80,460)
Other expense	3,771	3,522	7,293	13,350
Total other (income) expense	(63)	(2,197)	(1,423,414)	(67,110)
Loss before income taxes	(3,984,980)	(4,486,404)	(13,147,959)	(18,358,171)
(Provision) benefit from income taxes (see Note 14)	(8,705)	—	876,690	1,170,890
Net loss	$(3,993,685)	$(4,486,404)	$(12,271,269)	$(17,187,281)
Net loss per share of common stock - Basic and Diluted (see Note 12)	$(0.06)	$(0.10)	$(0.22)	$(0.47)
Weighted average common shares outstanding - Basic and Diluted (see Note 12)	69,511,498	44,030,685	55,308,381	36,847,548

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(3,993,685)	$(4,486,404)	$(12,271,269)	$(17,187,281)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(22,282)	(81,602)	124,366	(145,617)
Unrealized gain (loss) on securities, net of taxes as applicable	27	(2,210)	2,384	(3,443)
Other comprehensive (loss) income	(22,255)	(83,812)	126,750	(149,060)
Comprehensive loss	$(4,015,940)	$(4,570,216)	$(12,144,519)	$(17,336,341)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Equity

(Unaudited)

	Common		Additional		Accumulated other	Total electroCore, Inc.
	Stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	Total
	Shares	Amount	capital	deficit	income (loss)	equity	interest	equity
Balances as of January 1, 2021	45,559,765	$45,560	$130,205,027	$(106,990,148)	$(251,467)	$23,008,972	$635,610	$23,644,582
Net loss	—	—	—	(5,383,832)	—	(5,383,832)	—	(5,383,832)
Other comprehensive income	—	—	—	—	144,144	144,144	—	144,144
Issuance of stock (see Note 11)	2,750,000	2,750	6,917,600	—	—	6,920,350	—	6,920,350
Issuance of stock related to employee compensation plans, net of forfeitures	17,599	18	(18)	—	—	—	—	—
Settlement of accrued bonus	165,413	165	399,832	—	—	399,997	—	399,997
Share based compensation	—	—	942,183	—	—	942,183	—	942,183
Balances as of March 31, 2021	48,492,777	$48,493	$138,464,624	$(112,373,980)	$(107,323)	$26,031,814	$635,610	$26,667,424
Net loss	—	—	—	(2,893,752)	—	(2,893,752)	—	(2,893,752)
Other comprehensive income	—	—	—	—	4,861	4,861	—	4,861
Issuance of stock related to employee compensation plans, net of forfeitures	197,647	197	(197)	—	—	—	—	—
Share based compensation	—	—	837,973	—	—	837,973	—	837,973
Balances as of June 30, 2021	48,690,424	$48,690	$139,302,400	$(115,267,732)	$(102,462)	$23,980,896	$635,610	$24,616,506
Net loss	—	—	—	(3,993,685)	—	(3,993,685)	—	(3,993,685)
Other comprehensive income	—	—	—	—	(22,255)	(22,255)	—	(22,255)
Issuance of stock, net of related expenses (see Note 11)	20,700,000	20,700	18,744,182	—	—	18,764,882	—	18,764,882
Issuance of stock to satisfy legal fee obligation (see Note 11)	952,380	952	989,523	—	—	990,475	—	990,475
Issuance of stock related to employee compensation plan, net of forfeitures	99,505	100	(100)	—	—	—	—	—
Share based compensation	—	—	760,437	—	—	760,437	—	760,437
Balances as of September 30, 2021	70,442,309	$70,442	$159,796,442	$(119,261,417)	$(124,717)	$40,480,750	$635,610	$41,116,360

See accompanying notes to unaudited condensed consolidated financial statements

ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Equity

(Unaudited)

	Common		Additional		Accumulated other	Total electroCore, Inc.
	Stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	Total
	Shares	Amount	capital	deficit	income (loss)	equity	interest	equity
Balances as of January 1, 2020	29,835,183	$29,835	$107,752,066	$(83,479,098)	$(41,295)	$24,261,508	$635,610	$24,897,118
Net loss	—	—	—	(7,959,349)	—	(7,959,349)	—	(7,959,349)
Other comprehensive income	—	—	—	—	51,148	51,148	—	51,148
Equity financing commitment fee*	461,676	462	(462)	—	—	—	—	—
Issuance of stock related to employee compensation plans, net of forfeitures	124,568	125	(125)	—	—	—	—	—
Share based compensation	—	—	744,865	—	—	744,865	—	744,865
Balances as of March 31, 2020	30,421,427	$30,422	$108,496,344	$(91,438,447)	$9,853	$17,098,172	$635,610	$17,733,782
Net loss	—	—	—	(4,741,528)	—	(4,741,528)	—	(4,741,528)
Other comprehensive income	—	—	—	—	(116,396)	(116,396)	—	(116,396)
Issuance of stock (see Note 11)	8,028,372	8,028	7,823,507	—	—	7,831,535	—	7,831,535
Equity financing commitment fee*	181,273	181	(181)	—	—	—	—	—
Financing fees	—	—	(167,299)	—	—	(167,299)	—	(167,299)
Issuance of stock related to employee compensation plans, net of forfeitures	184,073	184	(184)	—	—	—	—	—
Share based compensation	—	—	1,002,758	—	—	1,002,758	—	1,002,758
Balances as of June 30, 2020	38,815,145	$38,815	$117,154,945	$(96,179,975)	$(106,543)	$20,907,242	$635,610	$21,542,852
Net loss	—	—	—	(4,486,404)	—	(4,486,404)	—	(4,486,404)
Other comprehensive income	—	—	—	—	(83,812)	(83,812)	—	(83,812)
Issuance of stock (see Note 11)	6,079,676	6,080	11,197,581	—	—	11,203,661	—	11,203,661
Equity financing commitment fee*	49,565	49	(49)	—	—	—	—	—
Financing fees	—	—	(23,199)	—	—	(23,199)	—	(23,199)
Issuance of stock related to employee compensation plans, net of forfeitures	254,702	255	(255)	—	—	—	—	—
Share based compensation	—	—	742,928	—	—	742,928	—	742,928
Balances as of September 30, 2020	45,199,088	$45,199	$129,071,951	$(100,666,379)	$(190,355)	$28,260,416	$635,610	$28,896,026

*	Reflects commitment shares issued in accordance with the Company's equity facility purchase agreement with Lincoln Park. For additional information see Note 11. Lincoln Park Stock Purchase Agreement.

 ELECTROCORE, INC., SUBSIDIARIES AND AFFILIATE

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2021	2020
		(revised)
Cash flows from operating activities:
Net loss	$(12,271,269)	$(17,187,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,540,593	2,490,551
Depreciation and amortization	286,448	288,589
Amortization of marketable securities discount	141,159	23,422
Gain on extinguishment of debt	(1,422,214)	—
(Gain) loss on legal fee obligation settled with stock	(9,525)	156,434
Net noncash lease expense	56,151	273,070
Inventory reserve charge	39,478	—
Other	—	14,893
Changes in operating assets and liabilities:
Accounts receivable, net	(59,232)	320,186
Inventories	270,805	(15,922)
Prepaid expenses and other current assets	703,257	561,248
Accounts payable	171,835	(1,631,839)
Accrued expenses and other current liabilities	324,316	(1,407,813)
Right of use operating leases	(78,622)	—
Operating lease liabilities	33,277	(355,274)
Net cash used in operating activities	(9,273,543)	(16,469,736)
Cash flows from investing activities:
Purchase of marketable securities	(5,082,730)	(22,166,376)
Proceeds from maturities of marketable securities	22,300,000	10,500,000
Net cash provided by (used in) investing activities	17,217,270	(11,666,376)
Cash flows from financing activities:
Shares issued, net of related expenses	25,685,232	17,139,563
Proceeds from note issued	—	1,410,524
Net cash provided by financing activities	25,685,232	18,550,087
Effect of changes in exchange rates on cash and cash equivalents	124,112	(145,312)
Net increase (decrease) in cash and cash equivalents	33,753,071	(9,731,337)
Cash and cash equivalents – beginning of period	4,241,937	13,563,791
Cash and cash equivalents – end of period	$37,995,008	$3,832,454

Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$1,425,935	$1,170,890
Interest paid	$4,649	$9,366
Income taxes paid	$38,622	$3,254
Supplemental schedule of noncash activity:
2020 Accrued bonus awarded in equity	$399,997	$—
Accounts payable paid through issuance of common stock	$1,000,000	$1,548,702

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

The accompanying condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2021. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

(d)	Revision of Statement of Cash Flows Activity

In preparation of its financial statements for the quarter ended March 31, 2021, the Company realized that proceeds from its July 1, 2020 Commercial Insurance Premium Finance and Security Agreement should have been treated as a noncash activity instead of grossed up on the accompanying condensed consolidated statement of cash flows. Even though the amount was not considered material, the financial statements have been revised. As a result, cash used in operating and cash provided by financing activities for the nine months ended September 30, 2020, decreased by approximately $600,000.

(e)	Reclassification of Statement of Cash Flows Activity

Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications did not have an impact on net loss as previously reported.

Note 3. Significant Risks and Uncertainties

Liquidity

The Company has experienced significant net losses, and it expects to continue to incur net losses for the near future as it works to increase market acceptance of its gammaCore therapy for the acute treatment of episodic cluster headache (“eCH”), the prevention of cluster headache in adults, and the preventive and acute treatment of migraine in adults and adolescents. The Company has never been profitable and has incurred net losses in each year since its inception. The Company incurred net losses of $12.3 million and $17.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company has historically funded its operations from the sale of its common stock. During the nine months ended September 30, 2021, the Company received net proceeds of approximately $25.7 million from such sales and as of September 30, 2021, the Company’s cash, cash equivalents and marketable securities totaled $39.0 million. The Company believes that the substantial doubt of its ability to continue as a going concern is alleviated based on proceeds received from its common stock offerings. The Company believes its cash and marketable securities will enable it to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue channel:
Department of Veterans Affairs and Department of Defense	63.6%	59.8%	60.7%	59.0%
National Health Service	24.1%	24.2%	25.6%	28.1%

During the three months ended September 30, 2021 and 2020 four and five specific VA/DoD facilities represented approximately 53.9% and 58.6% of the Company’s revenue from this channel, and two facilities accounted for more than 10% individually, respectively. During the nine months ended September 30, 2021 and 2020 four and three specific VA/DoD facilities represented approximately 52.1% and 41.0% of the Company’s revenue from this channel, and two facilities accounted for more than 10% individually, respectively.

Foreign Currency Exchange

The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

COVID-19 Risks and Uncertainties

The Company continues to monitor the impact of the coronavirus pandemic on all aspects of its business and geographies, including how it will impact business partners. While the Company experienced disruptions during the three and nine months ended September 30, 2021 and 2020 from the coronavirus pandemic, it is unable to predict the full impact that the coronavirus pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Depending upon the duration and severity of the pandemic, the continuing effect on the Company's results and outlook over the long term remains uncertain.

Note 4. Revenue Recognition

Geographical Net Sales

The following table presents net sales disaggregated by geographic area:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Geographic Market
United States	$1,103,604	$800,767	$2,810,152	$1,759,477
United Kingdom	366,966	278,340	1,037,908	801,055
Other	16,523	1,734	112,341	7,035
Total Net Sales	$1,487,093	$1,080,841	$3,960,401	$2,567,567

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

Trade credits are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience. For the three and nine months ended September 30, 2021 and 2020, trade credits and discounts were immaterial.

Reimbursement for co-payments made by patients under the co-payment assistance program is considered variable consideration. Effective March 1, 2020, the amount of monthly co-payment assistance was reduced to a maximum of $100 per prescription. For the three and nine months ended September 30, 2021 and 2020, net sales reflect a reduction for the reduced cost of therapy under the co-payment assistance program. The calculation of the accrual is based on an estimate of claims and the cost per claim that the Company expects to incur associated with inventory that exists in the distribution channel at period end.

Managed care rebates represent our estimated obligations to pharmacy benefit managers. Rebate accruals are recognized in the same period the related revenue is recognized. Gross to net accruals based on estimated rebates were determined to be de minimis.

Contract Balances

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Accordingly, under ASC 606, the Company’s contracts with customers did not give rise to contract assets or liabilities during the three and nine months ended September 30, 2021 and 2020.

Agreed upon payment terms with customers are within 120 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Note 5. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of September 30, 2021 and December 31, 2020.

As of September 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$37,995,008	$—	$—	$37,995,008
Marketable securities:
U.S. Treasury Bonds	1,001,506	—	(426)	1,001,080
Total cash, cash equivalents, and marketable securities	$38,996,514	$—	$(426)	$38,996,088

As of December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$4,241,937	$—	$—	$4,241,937
Marketable securities:
U.S. Treasury Bonds	18,388,970	—	(2,810)	18,386,160
Total cash, cash equivalents, and marketable securities	$22,630,907	$—	$(2,810)	$22,628,097

Note 6. Fair Value Measurements

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
September 30, 2021	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$37,995,008	$37,995,008	$—	$—
Marketable Securities:
U.S. treasury bonds	1,001,080	1,001,080	—	—
Total	$38,996,088	$38,996,088	$—	$—

		Fair Value Hierarchy
December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,241,937	$4,241,937	$—	$—
Marketable Securities:
U.S. treasury bonds	18,386,160	18,386,160	—	—
Total	$22,628,097	$22,628,097	$—	$—

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2021 and year ended December 31, 2020. The carrying amount of the Company’s receivables and payables approximate their fair values due to their short maturities.

Note 7. Inventories

As of September 30, 2021 and December 31, 2020, inventories consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$820,227	$1,008,653
Work in process	4,163,251	4,304,415
Finished goods	447,856	428,549
Total inventories, net	5,431,334	5,741,617
Less: noncurrent inventories	4,349,009	4,865,181
Current inventories, net	$1,082,325	$876,436

The reserve for obsolete inventory was $760,940 and $721,462 as of September 30, 2021 and December 31, 2020 respectively. The Company records charges for obsolete inventory in cost of goods sold. As of September 30, 2021 and December 31, 2020, noncurrent inventory was comprised of approximately $1.1 million and $0.7 million of raw materials, respectively, and $3.2 million and $4.2 million of work in process, respectively.

Note 8. Leases

For the three and nine months ended September 30, 2021, the Company recognized lease expense of $52,351 and $139,597, respectively, and $149,731 and $422,765 for the three and nine months ended September 30, 2020, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

On September 27, 2021, the Company entered into the Termination and Settlement Agreement ("Agreement") with the lessor associated with its former headquarters located in Basking Ridge, NJ. The Agreement provided for the immediate termination of the Basking Ridge lease in its entirety. In consideration for the lease termination, the Company agreed to pay the lessor a total of $500,000 in cash and issue to the lessor 200,000 shares of its common stock. As of September 30, 2021, the Company paid a total of $398,523 in cash to the lessor and accrued approximately $320,000 for the Company's remaining obligation under the Agreement. On October 4, 2021, the 200,000 shares of stock were issued to the lessor. On October 5, 2021, the Company paid to the lessor the remaining cash payment of $101,477.

The tables below provide the details of the right of use assets and lease liabilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Operating leases:
Operating lease right of use assets	$539,728	$517,257
Operating lease liabilities:
Current portion of operating lease liabilities	58,482	534,547
Noncurrent operating lease liabilities	715,530	885,333
Total operating lease liabilities	$774,012	$1,419,880
Weighted average remaining lease term (in years)	7.3	5.7
Weighted average discount rate	13.8%	13.8%

 Future minimum lease payments under non-cancellable operating leases as of September 30, 2021:

Remainder of 2021	$39,414
2022	160,486
2023	163,962
2024	167,524
2025 and thereafter	704,900
Total future minimum lease payments	1,236,286
Less: Amounts representing interest	(462,274)
Total	$774,012

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Accrued professional fees	$166,050	$270,543
Accrued bonuses	1,400,403	1,424,878
Accrued insurance expense	873,592	164,832
Other employee related expenses	425,067	371,033
Accrued state taxes	548,705	—
Lease settlement liability	320,000	—
Other	696,026	734,416
	$4,429,843	$2,965,702

 Finance and Security Agreements
On July 2, 2021, the Company entered into a Commercial Insurance Premium Finance and Security Agreement ("the Agreement"). The 2021 Agreement provides for a single borrowing by the Company of $1.2 million, with a ten-month term and an annual interest rate of 1.55%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. The amounts payable are secured by the Company's rights under such policies. The Company began to pay monthly installments of approximately $124,800 in July 2021. As of September 30, 2021, the remaining balance under the Agreement is $873,592 and during the three and nine months ended September 30, 2021, the Company recognized $2,646 in interest expense.
On July 1, 2020, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (“the 2020 Agreement”). The 2020 Agreement provided for a single borrowing by the Company of $1.2 million, with a seven-month term and an annual interest rate of 2.18%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company’s insurance policies. All borrowings related to the 2020 Agreement were fully repaid as of September 30, 2021.

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

On May 18, 2021, the Company received notification from the Lender of SBA's approval of the Company's application for loan forgiveness. Accordingly, the Company is not required to repay the loan. The Company has recorded the loan forgiveness as a gain in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 under the caption Gain on extinguishment of debt.

Note 11. Stockholders’ Equity

Public Offering of Common Stock

On July 2, 2021, the Company completed a public offering of 20,700,000 shares of its common stock at a purchase price of $1.00 per share. The net proceeds of the offering to the Company were approximately $18.8 million, after deducting the underwriting discounts, commissions, and other offering expenses. The Company intends to use the net proceeds of the offering for sales and marketing, working capital, and general corporate purposes. While the Company has no current agreements or commitments for any specific acquisitions, in-licenses or investments at this time, it may use a portion of the net proceeds for these purposes.

Other Securities Purchase Agreements

On August 30, 2021, the Company entered into a Securities Purchase Agreement with its legal counsel pursuant to which the Company issued 952,380 shares of common stock, at a purchase price of $1.05 per share. Upon issuance of the shares, certain of the Company's outstanding financial obligations to its legal counsel were deemed paid and satisfied in full.

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

During 2020, the Company sold 10,179,676 shares of its common stock under the Purchase Agreement, resulting in aggregate proceeds of approximately $15.5 million to the Company. In January 2021, the Company sold an additional 2,750,000 shares of its common stock under the Purchase Agreement, resulting in aggregate proceeds of approximately $6.9 million to the Company. The Company expects to use the proceeds from this agreement for general corporate purposes and working capital. On March 11, 2021, the Company terminated the Purchase Agreement and, accordingly, the Company will not sell any further shares of its common stock to Lincoln Park under the Purchase Agreement.

Settlement of Accrued Bonus

In January 2021, the Company issued 165,413 shares of its common stock as payment for certain executive incentive bonuses accrued in 2020.

Settlement of Lease Liability

On September 27, 2021, the Company agreed to issue 200,000 shares of its common stock in connection with the lease termination related to its former headquarters located in Basking Ridge, NJ. As of September 30, 2021, these shares were not issued (see Note 8).

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

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Nine months ended September 30,
	2021	2020
Outstanding stock options	5,131,263	3,693,943
Nonvested restricted stock and unit awards	1,153,364	1,230,651
Stock purchase warrants	216,944	715,199
	6,501,571	5,639,793

The following table presents a summary of stock purchase warrants outstanding at September 30, 2021:

Number of Warrants	Exercise Price	Expiration Date
22,253	$5.68	3/30/2022
17,066	$12.60	6/30/2022
151,364	$12.60	8/18/2022
14,286	$12.60	8/31/2022
11,975	$15.30	12/22/2025
216,944

During the nine months ended September 30, 2021, a total of 498,255 warrants expired. The exercise price of these warrants ranged between $8.86 and $12.60.

Note 13.  Stock Based Compensation

The following table presents a summary of activity related to stock options during the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	3,815,585	$5.56	8.9	$342,551
Granted	1,345,136	1.97		21,600
Exercised	—	—		—
Cancelled	(29,458)	5.22		*
Outstanding, September 30, 2021	5,131,263	$4.62	8.2	$73,800
Exercisable, September 30, 2021	1,988,192	$7.67	7.6	$36,000

* de minimis

The intrinsic value is calculated as the difference between the fair market value at September 30, 2021 and the exercise price per share of the stock options. The options granted to employees generally vest over a four-year period.

The following table presents a summary of activity related to restricted stock awards (“RSAs”) granted during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2021	25,645	$10.07
Granted	165,413	2.41
Vested	(149,894)	2.82
Cancelled	(5,687)	6.38
Nonvested, September 30, 2021	35,477	$2.82

In general, RSAs granted to employees vest over a four-year period.

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2021	1,014,123	$1.50
Granted	438,316	2.07
Vested	(329,198)	1.67
Cancelled	(5,354)	1.97
Nonvested, September 30, 2021	1,117,887	$1.67

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

The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Selling, general and administrative	$658,314	$541,757	$2,171,122	$1,789,122
Research and development	87,222	179,664	314,710	649,485
Cost of goods sold	14,901	21,507	54,761	51,944
Total expense	$760,437	$742,928	$2,540,593	$2,490,551

Total unrecognized compensation cost related to unvested awards as of September 30, 2021 was $5.1 million and is expected to be recognized over the next 2.2 years.

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three and nine months ended September 30, 2021 and 2020 was estimated on the date of grant using the Black-Scholes model. For the nine months ended September 30, 2021, expected volatility was based on historical common stock volatility of the Company’s peers. Expected volatility for the nine months ended September 30, 2020, was based on historical volatility of the Company’s common stock. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembled the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three and nine months ended September 30, 2021 and 2020 are summarized in the table below.

	Nine months ended September 30,
	2021	2020
Fair value at grant date	$1.33	$0.98
Expected volatility	80.2%	142.1%
Risk-free interest rate	0.7%	0.7%
Expected holding period, in years	6.0	6.1
Dividend yield	—%	—%

Note 14. Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses and research and development tax credits under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. On June 7, 2021, the Company received a net cash amount of approximately $1.4 million from the sale of its New Jersey state net operating losses and tax credits and recorded a tax benefit of approximately $880,000 in connection with this receipt. On September 22, 2021, the Company received notification from the New Jersey's Department of the Treasury - Division of Taxation requesting the return of an overpayment of approximately $549,000 related to the June 7, 2021 cash payment. The Company returned this overpayment on October 6, 2021. On May 6, 2020, the Company received a net cash amount of approximately $1.2 million from the sale of its New Jersey state net operating losses and research and development tax credits related to the year ended December 31, 2018. These sale proceeds are included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021 and September 30, 2020, under the caption Benefit from income taxes.

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

On October 31, 2019, the Company and the other defendants filed a motion to dismiss the complaint or in the alternative to stay the action in favor of the pending federal action (discussed below). On February 21, 2020, the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On March 2, 2020 the court entered an amended order dismissing the consolidated amended complaint with prejudice. On March 27, 2020, the plaintiffs filed a notice of appeal with the N.J. Superior Court – Appellate Division. The appeal was argued on September 27, 2021. On October 8, 2021, the Appellate Division issued an order reversing the decision of the Superior Court. The case has been remanded to the Superior Court for oral argument on the motion to dismiss or the alternative stay.

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

In the Turnofsky case, on November 25, 2019 several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint added an additional director defendant and two investors as defendants and adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021. On August 13, 2021, the Court dismissed the amended complaint with leave to re-plead. On October 4, 2021, the plaintiffs filed a second amended complaint. The parties are participating in a non-binding mediation with JAMS. A session with the JAMS mediator occurred on March 30, 2021.

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

The plaintiffs in the Maltz and Yuson derivative actions agreed to consolidate and stay those actions. The actions are stayed until and through the resolution of any motion for summary judgment in the Turnofsky federal securities class action. A stipulation to that effect was filed by the plaintiffs on April 14, 2021 and ordered by the court on April 30, 2021.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

You should read this section in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those under the caption "Risk Factors" in the aforementioned Annual Report and this Form 10-Q.

Overview

We are a commercial-stage medical device company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy. nVNS is a platform bioelectronic medical therapy that modulates neurotransmitters and immune function through its effects on both the peripheral and central nervous systems. We are initially focused on neurology, and our therapy, gammaCore, is cleared by the FDA for use by adults for the following neurology indications: the acute treatment of pain associated with each of migraine and episodic cluster headache, or eCH, the preventive treatment of migraine headache and adjunctive use for the preventive treatment of cluster headaches, or CH. In February 2021, the FDA cleared the use of gammaCore for acute and preventive treatment of migraine in adolescents. In September 2021, the FDA cleared the use of gammaCore for the treatment of Paroxysmal Hemicrania (PH) and Hemicrania Continua (HC) in adults. PH and HC are rare forms of trigeminal autonomic cephalalgias that are typically debilitating and difficult to treat.

We are also considering the potential for several additional indications for our nVNS technology, which are being studied through several investigator-initiated studies. These indications include post traumatic headache, stroke, traumatic brain injury, post-traumatic stress disorder, opioid use disorders and post-operative ileus.

Our strategy has been to focus on selling gammaCore to treat different forms of primary headache upon regulatory approval. Following our initial FDA clearance in early 2017, our commercial strategy was to establish gammaCore as a first-line treatment option for the acute treatment of episodic CH in adult patients, who have few alternative treatment options available to them. This strategy was supported by a product registry conducted from July 2017 through June 2018 to build advocacy among key opinion leaders in leading headache centers in the United States, and to generate patient demand in the form of prescriptions submitted to payers. We leveraged this advocacy during the registry period as we expanded into migraine and prepared for a full commercial launch of gammaCore and gammaCore Sapphire for the acute treatment of pain associated with eCH and migraine in adult patients, which was accomplished in the third quarter of 2018. With the clearance of adjunctive use for the prevention of CH in December 2018, we continued to build upon our existing base of advocacy and patient support. In March 2020, the FDA cleared gammaCore for the preventive treatment of migraine headache in adult patients. In February 2021, gammaCore was cleared by the FDA for the acute and preventive treatment of migraine in adolescents between 12 and 17 years of age.

Since May 2019, we have focused our sales efforts in two channels, the U.S. Department of Veterans Affairs and U.S. Department of Defense, and the United Kingdom.

We continue to evaluate strategies to expand commercial adoption of gammaCore, including the potential use of telemedicine and cash pay, direct to physician and consumer approaches. In future quarters, we expect to make targeted investments in the evaluation and possible execution of these strategies. We are unable to predict the impact these strategies will have on our financial condition, results of operations and cash flows due to numerous uncertainties.

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

On August 30, 2021, we entered into a Securities Purchase Agreement with our legal counsel pursuant to which we issued 952,380 shares of common stock, at a purchase price of $1.05 per share. Upon issuance of the shares, certain of our outstanding financial obligations to our legal counsel were deemed paid and satisfied in full.

Impact of COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact business partners. In particular, the pandemic has resulted in a significant reduction in non-essential contact between patients and healthcare providers, shifting of focus by healthcare providers to the acute treatment of COVID-19 related illness regardless of specialty. We believe these restrictions have limited our sales force’s ability to generate additional interest in the Company’s products. We are unable to predict the impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the development, rollout and availability of effective treatments and vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The COVID-19 pandemic in many countries, including the United States, has significantly adversely impacted global economic activity. The global impact of the pandemic has been rapidly evolving and many countries have reacted by instituting quarantines, mandating business and school closures and restricting travel. The federal government, certain states and cities, including those where our principal place of business is located and sales force seeks to operate, have also reacted by instituting quarantines, vaccine mandates, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. We cannot predict if the federal government or additional states and cities will implement similar or additional restrictions or when restrictions or mandates currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. See Item 1A. Risk Factors in this Form 10-Q, for discussion of certain risks associated with COVID-19 including the potential adverse effects on our workforce of the proposed U.S. Government vaccine mandate for employees, contractors, and subcontractors that service federal contracts. Additionally, see the section titled Risk Factors in our 2020 Annual Report on Form 10-K for discussion of risks related to COVID-19.

Because the COVID-19 pandemic affected, among other things, our access to prescribing physicians and their access to headache patients, we believe that our results for the nine months ended September 30, 2021 and 2020 reflect a negative impact from, among other things, the global pandemic. Moreover, our expectations for at least the remainder of 2021 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains uncertain.

In July 2020, the Company received an EUA for use of its gammaCore Sapphire CV nVNS therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. This EUA is expected to remain in effect for the duration of the COVID-19 pandemic justifying emergency use of these devices unless terminated or revoked by the FDA (after which products may no longer be used). The length of the effective period of this EUA is uncertain. We did not recognize material revenue from the sales of gammaCore Sapphire CV during the nine months ended September 30, 2021 and we do not expect to recognize material revenue from the sales of gammaCore Sapphire CV in general.

Results of Operations

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020:

	For the three months ended September 30,
	2021	2020	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$1,487.1	$1,080.9	$406.2
Cost of goods sold	355.0	347.5	7.5
Gross profit	1,132.1	733.4	398.7
Operating expenses
Research and development	470.3	629.1	(158.8)
Selling, general and administrative	4,646.8	4,592.9	53.9
Total operating expenses	5,117.1	5,222.0	(104.9)
Loss from operations	(3,985.0)	(4,488.6)	503.6
Other (income) expense
Interest and other income	(3.8)	(5.8)	2.0
Other expense	3.8	3.6	0.2
Total other (income) expense	—	(2.2)	2.2
Loss before income taxes	(3,985.0)	(4,486.4)	501.4
Provision for income taxes	(8.7)	—	(8.7)
Net loss	$(3,993.7)	$(4,486.4)	$492.7

Net Sales

Net sales increased 38% for the three months ended September 30, 2021 compared to the prior year period. This increase of $406.2 thousand is due to increased sales across all major channels including Commercial, the U.S. Department of Veteran Affairs, and in the United Kingdom, as well as sales from our new distributors outside of the United States. For the remainder of our 2021 fiscal year, we expect the majority of our revenue will come from the U.S. Department of Veterans Affairs and United Kingdom.

Gross Profit

Gross profit increased $398.7 thousand for the three months ended September 30, 2021 compared to the prior year period due to the increase in net sales. Gross margin was 76% and 68% for the three months ended September 30, 2021 and 2020, respectively. The increase in gross margin was largely due to increased sales resulting in a more favorable absorption of labor and overhead costs and product mix.

Research and Development

Research and development expense decreased by $158.8 thousand or 25% for the three months ended September 30, 2021 compared to the prior year period. This reduction was primarily due to significant reductions in investment in research and development offset by targeted investments to support certain investigator-initiated trials, scientific publications and product development.

Selling, General and Administrative

Selling, general and administrative expense was consistent with the prior year period. We expect an increase in our selling, general, and administrative expense for the remainder of our 2021 fiscal year as we may make targeted investments to support our commercial efforts.

Other (Income) Expense

Interest and other income of $3,834 and $5,719 for the three months ended September 30, 2021 and 2020, respectively, primarily consists of interest earned on cash, cash equivalents and marketable securities.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

The following table sets forth amounts from our consolidated statements of operations for the nine months ended September 30, 2021 and 2020:

	For the nine months ended September 30,
	2021	2020	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$3,960.4	$2,567.6	$1,392.8
Cost of goods sold	1,093.3	918.6	174.7
Gross profit	2,867.1	1,649.0	1,218.1
Operating expenses
Research and development	1,794.1	3,182.7	(1,388.6)
Selling, general and administrative	15,644.3	16,427.0	(782.7)
Restructuring and other severance related charges	—	464.6	(464.6)
Total operating expenses	17,438.4	20,074.3	(2,635.9)
Loss from operations	(14,571.3)	(18,425.3)	3,854.0
Other (income) expense
Gain on extinguishment of debt	(1,422.2)	—	(1,422.2)
Interest and other income	(8.4)	(80.5)	72.1
Other expense	7.3	13.4	(6.1)
Total other (income) expense	(1,423.3)	(67.1)	(1,356.2)
Loss before income taxes	(13,148.0)	(18,358.2)	5,210.2
Benefit from income taxes	876.7	1,170.9	(294.2)
Net loss	$(12,271.3)	$(17,187.3)	$4,916.0

Net Sales

Net sales increased 54% for the nine months ended September 30, 2021 compared to the prior year period. The increase of $1.4 million is due to increased sales across all major channels including Commercial, the U.S. Department of Veteran Affairs, and in the United Kingdom, as well as sales from our new distributors outside of the United States. For the remainder of our 2021 fiscal year, we expect the majority of our revenue will come from the U.S. Department of Veterans Affairs and United Kingdom.

Gross Profit

Gross profit increased $1.2 million for the nine months ended September 30, 2021 compared to the prior year. Gross margin increased to 72% for the nine months ended September 30, 2021 compared to 64% for the nine months ended September 30, 2020. These increased gross profits were largely due to increased sales resulting in more favorable absorption of labor and overhead costs and product mix.

Research and Development

Research and development expense decreased by $1.4 million or 44% for the nine months ended September 30, 2021 compared to the prior year period. This reduction was primarily due to significant reductions in investment in research and development including the early termination of our Premium II clinical trial, offset by the initial payment for an investigator-initiated study for the treatment of post-traumatic headache, and targeted investments to support certain investigator-initiated trials, scientific publications and product development.

Selling, General and Administrative

Selling, general and administrative expense was $15.6 million and $16.4 million for the nine months ended September 30, 2021 and 2020, respectively. The $782.7 thousand decrease was primarily due to cost reductions associated with the outbreak of the COVID-19 pandemic, offset by reinvestment in the commercial business as the pandemic began to subside. We expect an increase in our selling, general, and administrative expense for the remainder of our 2021 fiscal year as we may make targeted investments to support our commercial efforts.

Restructuring and Other Severance Related Charges

There were no restructuring and other severance related costs for the nine months ended September 30, 2021. Restructuring and other severance related costs for the nine months ended September 30, 2020 of $464,606 consisted of severance related expenses in connection with personnel changes.

Other (Income) Expense

Other (income) expense for the nine months ended September 30, 2021 primarily represents the gain of $1.4 million recorded by the Company in association with the forgiveness of its PPP loan. Interest and other income of $8,493 and $80,460 for the nine months ended September 30, 2021 and 2020, respectively, primarily consists of interest earned on cash, cash equivalents and marketable securities.

Benefit from Income Taxes

The benefit from income taxes of $0.9 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively, represent the sale of our 2019 and 2018 state net operating losses and research and development tax credits under the State of New Jersey's NOL Transfer Program.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the nine months ended September 30,
	2021	2020
	(in millions)
Net cash (used in) provided by
Operating activities	$(9.3)	$(16.5)
Investing activities	$17.2	$(11.7)
Financing activities	$25.7	$18.6

Operating Activities

Net cash used in operating activities was $9.3 million and $16.5 million for the nine months ended September 30, 2021 and 2020, respectively. This favorable result is primarily due to a decrease in our net loss from operations, and less cash being used for working capital components such as inventory and accounts payable.

Investing Activities

Net cash provided by investing activities was $17.2 million for the nine months ended September 30, 2021 compared to $11.7 million used in investing activities for the nine months ended September 30, 2020, reflecting an increase in funds received from the maturity of marketable securities partially offset by a decrease in our purchases of marketable securities during the current period.

Financing Activities

Net cash provided by financing activities was $25.7 million for the nine months ended September 30, 2021, representing proceeds from the sale of common stock.

Liquidity Outlook

As of September 30, 2021, our cash, cash equivalents and marketable securities totaled $39.0 million.

We have experienced recurring losses since our inception. We incurred net losses of $12.3 million and $17.2 million for the nine months ended September 30, 2021 and 2020, respectively. We expect to continue to incur substantial negative cash flows from operations for at least the next several years as we work to increase market acceptance of our gammaCore therapy for the acute treatment of eCH, the prevention of cluster headache, and the preventive and acute treatment of migraine in adults and adolescents.

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

We have historically funded our operations from the sale of our common stock. During the nine months ended September 30, 2021, we received net proceeds of approximately $25.7 million from such sales and as of September 30, 2021, our cash, cash equivalents and marketable securities totaled $39.0 million.

We believe that the substantial doubt of our ability to continue as going concern is alleviated based on proceeds received from recent offerings of our common stock. We believe our cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the nine months ended September 30, 2021.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2021.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2021 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2021 were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended September 30, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II— OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On July 8, 2019 and August 1, 2019, purported stockholders of our company served putative class action lawsuits in the Superior Court of New Jersey for Somerset County, captioned Paul Kuehl vs. electroCore, Inc., et al., Docket No. SOM-L 000876-19 and Shirley Stone vs. electroCore, Inc., et al., Docket No. SOM-L 001007-19, respectively. In addition to our company, the defendants included present and past directors and officers, Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for our IPO; and two of our stockholders. On August 15, 2019, the Superior Court entered an order consolidating the Kuehl and Stone actions, which proceeded under Docket No. SOM-L 000876-19. Each plaintiff was appointed a co-lead plaintiff. The plaintiffs filed a consolidated amended complaint, which sought certification of a class of stockholders who purchased our common stock in our IPO or whose purchases are traceable to that offering. The consolidated amended complaint alleged that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act with respect to the registration statement and related prospectus for the IPO. The complaint sought unspecified compensatory damages, interest, costs and attorneys’ fees. On October 31, 2019, the Company and the other defendants filed a motion to dismiss the complaint or in the alternative to stay the action in favor of the pending federal action (discussed below). On February 21, 2020 the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On March 2, 2020 the court entered an amended order dismissing the consolidated amended complaint with prejudice. On March 27, 2020, the plaintiffs filed a notice of appeal with the N.J. Superior Court - Appellate Division. The appeal was argued on September 27, 2021. On October 8, 2021, the Appellate Division issued an order reversing the decision of the Superior Court. The case has been remanded to the Superior Court for oral argument on the motion to dismiss or the alternative stay.
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
In the Turnofsky case, on November 25, 2019, several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint adds an additional director defendant and two investors as defendants, adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021. On August 13, 2021, the Court dismissed the amended complaint with leave to re-plead. On October 4, 2021, the plaintiffs filed a second amended complaint. The parties are participating in a non-binding mediation with JAMS. A session with the JAMS mediator occurred on March 30, 2021.
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
The plaintiffs in the Maltz and Yuson derivative actions agreed to consolidate and stay those actions. The actions are stayed until and through the resolution of any motion for summary judgment in the Turnofsky federal securities class action. A stipulation to that effect was filed by the plaintiffs on April 14, 2021 and ordered by the court on April 30, 2021.
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

Item 1A.
RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report on Form 10-Q occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risk factor set forth below contains changes to the similarly titled risk factor included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 11, 2021.

Risks Related to COVID-19

The coronavirus pandemic could have a significant negative impact on our business, revenues, financial condition and results of operations.

The persistence of the coronavirus pandemic has severely depressed the level of economic activity around the world. Many businesses and governments have taken preventative or protective actions, including mandatory COVID-19 vaccinations for employees, restrictions on travel and business operations, and advising or requiring individuals to limit or forego their time outside of their homes. As a result of those employees who choose not to receive a vaccination, there may be changes in the workforce. Temporary closures of many businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions, voluntary or mandated closures of travel-related businesses, as well as quarantines, shelter-in-place/stay-at-home and social distancing orders.

This coronavirus pandemic has also impacted, and may continue to impact, our headquarters, manufacturing, and warehousing and distribution facilities, as well as those of our third-party vendors, including through the effects of facility closures, employee furloughs, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. For example, we have limited access to our New Jersey office as a result of state-imposed restrictions. Furthermore, the recent Biden administration’s executive order requiring all on-site and remote federal employees, contractors and sub-contractors to be vaccinated against COVID-19 or receive an approved medical or religious exemption by December 8, 2021 may apply to us because of our Federal Supply Schedule Medical Equipment and Supply contract. Failure to comply with the executive order could lead to loss of the contract, which could have a material adverse effect on our business, revenues, financial condition and results of operations. In light of the executive order, we have implemented a mandatory COVID-19 vaccination policy for all employees. All of our U.S. employees had to provide proof of vaccination by November 1, 2021, subject to medical and religious exemptions. To the extent an employee qualifies for a medical or religious exemption, we will collaborate with the exempt employee to explore reasonable accommodation options that may permit the employee to perform the essential functions of their job without being vaccinated. We will be unable to accommodate an employee’s exemption request if such accommodation would prevent an employee from performing the essential functions of their job, or would result in undue hardship, which includes, but in not limited to, a risk of harm to others. There can be no assurance that this policy will not have an adverse effect on our recruitment and retention of, and relations with our employees. The coronavirus pandemic may also impact our ability to sell our product, ship our product on a timely basis and may increase our costs.

The spread of coronavirus has also caused us to modify our business practices (including a mandatory COVID-19 vaccine policy, social distancing practices, requiring non-essential production related team members to work remotely where possible, restricting business travel, cancelling certain events, and limiting visitor access to our facilities), and we may take further actions as may be required by government authorities or that we determine are necessary or advisable. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our business, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. In addition, work-from-home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it. Implementing new business practices in order to protect employees, vendors and other parties with whom we interact may result in increased costs. Furthermore, even if we follow what we believe to be best practices, there can be no assurance that our measures will prevent the transmission of COVID-19 between employees. Any incidents of actual or perceived transmission may expose us to liability claims, adversely impact employee productivity and morale, and result in negative publicity and reputational harm.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

Item 6. EXHIBITS

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 4, 2021	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

