Form 10-K
period 2021-12-31
electroCore, Inc.
filed 2022-03-10
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on June 30, 2021 was $51,984,860.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2022 was 70,718,191.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Report.

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

•	The coronavirus pandemic could have a significant negative impact on our business, revenues, financial condition and results of operations.
•	We have a history of significant losses. If we do not achieve and sustain profitability, our financial condition could suffer. Our failure to become and remain profitable could negatively impact the results of our operations and your investment.
•	We will be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.
•	Commercializing our gammaCore Sapphire CV therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients may require targeted investment in research and development and expansion of our sales and marketing capabilities.
•	We rely upon specialty pharmacies to distribute some of our products in the United States.
•	Regulatory requirements and changes to payers’ prescription benefit plans and medical pathway plans could adversely impact our business and financial results.
•	We must demonstrate to patients, physicians and third-party payers the medical and economic benefits of our gammaCore therapy compared to those of our competitors or other available therapies and such comparisons may not be realizable.

•	Our operating results may vary significantly from quarter to quarter because of seasonality, bulk orders, shipments to distributors or otherwise.
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

•	If we fail to develop and retain an effective sales and customer service function, our business could suffer.
•	We recently launched new cash pay initiatives, including our gConcierge and gCDirect programs, and patients and providers may be slow to adopt these programs or their pricing which could adversely impact our business and financial results.

•	If our competitors are better able to develop and market primary headache treatments that are safer, more effective, less costly, easier to use or otherwise more attractive than our gammaCore therapy, our business and business prospects will be adversely impacted.
•	Many of our competitors are large, well-established companies with substantially greater resources than us and have a long history of competing in the migraine market.
•

Traditional products used to treat cluster headache and migraine have been available for decades, while our gammaCore therapy has only been commercially available in Europe for several years, and for approximately three years in the United States, and, as a result, we have a limited track record compared to our competitors.

•	Our international operations subject us to certain operating and compliance risks, which could adversely impact our results of operations and financial condition.
•	We may not be able to establish or strengthen our brand.
•

We relied upon primary, secondary, and sole source third-party suppliers located in China and elsewhere for components and packaging of our gammaCore products, which suppliers have paused delivery at our request, thereby making us vulnerable to supply shortages, price fluctuations, and an inability to reactivate supply chains, if necessary, all of which could harm our business.

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

•	Our failure to meet the continued listing requirements of Nasdaq could result in delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

•	We are currently subject to securities class action lawsuits against us, which could result in adverse outcomes.
•	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
•	We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
•	Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

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

PART I

Item 1. Business

Business Overview

We are a commercial stage medical device company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy, called gammaCore. nVNS is a platform bioelectronic medical therapy that modulates neurotransmitters and immune function through its effects on both the peripheral and central nervous systems. We are initially focused on utilizing gammaCore in the management and treatment of primary headache conditions, but we believe our nVNS therapy may be used in the future to effectively treat other medical conditions with studies ongoing in stroke, post-traumatic stress disorder, and opioid withdrawal among others.

gammaCore is the first prescription-only nVNS therapy cleared by the Food and Drug Administration ("FDA"). Historically, vagus nerve stimulation, or VNS, required an invasive surgical procedure to implant a costly medical device which presents an infection risk. These limitations have generally limited VNS from being used by anyone other than the most severe patients. Our lead product, gammaCore Sapphire, is a simple-to-use handheld device intended for regular or intermittent use over many years.

Our gammaCore Sapphire delivers non-invasive VNS through a proprietary high-frequency burst waveform that safely and comfortably passes through the skin and stimulates therapeutically relevant fibers in the vagus nerve. Multiple published studies suggest that VNS works through a number of mechanistic pathways including the modulation of neurotransmitters and has a measurable effect similar to several classes of commonly prescribed medications.

Since our inception, we have sought regulatory approvals to market our novel product in the United States and abroad. As we have obtained initial and additional regulatory approvals, we have implemented commercial strategies to target an expanding base of potential patients.

U.S. Regulatory Clearances

gammaCore, is cleared by the FDA for use in the following indications:

  the acute treatment of pain associated with each of migraine headache and episodic cluster headache in adults, or eCH;
  the preventive treatment of migraine headache and adjunctive use for the preventive treatment of cluster headache in adults, or CH;
  the acute and preventive treatment of migraine in adolescents between 12 and 17 years of age; and
  the treatment of Paroxysmal Hemicrania, or PH, and Hemicrania Continua, or HC, in adults.

We are also considering several additional indications for our nVNS technology which are being studied in a number of investigator-initiated trials, or IITs. These indications include post-traumatic headache, stroke, mild traumatic brain injury, post-traumatic stress disorder, sub-arachnoid hemorrhage, opioid use disorders, symptoms of Parkinson's disease, post-operative ileus and gastroparesis.

The FDA clearances of our gammaCore therapy to treat headache were facilitated by the FDA’s creation of a new regulatory category: External Vagus Nerve Stimulator for Headache (21 CFR 882-5892). Based on this category’s description, we anticipate that some additional headache label expansions may be possible through the pathway under Section 510(k) of the Federal Drug and Cosmetic Act.

In January 2022, the FDA granted gammaCore Sapphire ‘Breakthrough Device designation for the treatment of post-traumatic stress disorder or PTSD’. PTSD is a highly prevalent and disabling disorder with limited approved treatment options.

UK and European Regulatory Clearances

We received a CE Certificate of Conformity for gammaCore for the treatment of primary headache from the British Standards Institution, a European Union notified body. This CE Certificate of Conformity allowed us to affix the CE Mark on gammaCore and to commercialize it in the European Economic Area and other countries that recognize the CE Mark. In addition, we received CE Certificates of Conformity on gammaCore covering four other indications for use, including reactive airway disease and gastric motility disorders.

In 2019, the National Institute for Health and Care Excellence, or NICE, published a Medical Technology Guidance document recommending the use of gammaCore for CH within National Health Service, or NHS, of England and Wales. In January 2021, NHS Scotland adopted the NICE recommendation and recommended gammaCore for use in treatment of CH in Scotland.

NHS England awarded gammaCore a place on the Innovation Technology Payment, or ITP, program for treatment of patients with refractory (severe) cluster headache, a reimbursement pathway that opened in April 2019. In October 2020, we announced that the ITP was extended through March 2021. Effective April 1, 2021, gammaCore Sapphire was included in a new long-term reimbursement policy, the MedTech Funding Mandate Policy 2021/22, or MTFM.

Background of VNS

The vagus nerve is the largest and most extensive cranial nerve, connecting the brainstem to nearly every organ in the chest and abdomen. Modulating the firing rate of the fibers within the vagus nerve can trigger the release of neurotransmitters, both in the central and peripheral nervous systems, affecting how the brain and peripheral organs function. In the central nervous system, VNS activates areas of the brainstem that release important biochemicals including norepinephrine, cyclo-oxygenase, calcitonin gene-related peptide, acetylcholine, glutamate, serotonin, and gamma-Aminobutyric acid. The release of these substances, which have been the targets of numerous pharmaceutical agents, have been identified as therapeutic for the treatment of multiple conditions, including epilepsy, depression and headache.

Over the past three decades, the body of scientific evidence in support of VNS in multiple medical conditions has grown. Prior to gammaCore the cost and requirement for invasive surgery meant that VNS was only appropriate for the most severe patients. With the FDA clearances and additional global regulatory approvals of gammaCore, this safe and effective therapy can now be noninvasively self-administered, at a fraction of the cost of a surgical implant, dramatically expanding its accessibility for the potential treatment of multiple medical conditions.

Our Therapy Delivery Platform

Our gammaCore therapy is prescription-only, with patients self-administering discrete doses using a handheld unit. Our flagship model, gammaCore Sapphire is a portable, reusable, rechargeable and reloadable option for patients, with the prescription being written by a health care provider and dispensed from a specialty pharmacy, through the patient’s healthcare system, or fulfilled from our facility in Rockaway, NJ. After the initial prescription is filled, access to additional therapy can be refilled for certain of our gammaCore Sapphire products periodically through the input of a prescription-only authorization code. This code is currently delivered in the form of a radio-frequency identification, or RFID, card (similar to a credit card or hotel keycard), dispensed by mail from a specialty pharmacy distribution partner, or fulfilled by the Company directly to certain patients. The Company also provides a validated cleaning and disinfection protocol allowing Sapphire devices to be used on multiple patients in a healthcare center or to recover and redeploy Sapphire devices in the field.

Competitive Strengths

We believe the competitive strengths of our company and nVNS therapy include:

Innovative bioelectronic medicine approach. Our gammaCore therapy uses a proprietary electrical signal to safely deliver non-invasive VNS, which can cause targeted changes in neurotransmitter expression in a manner that has been shown to have minimal side effects through clinical studies and commercial experience encompassing tens of thousands of patients.

Our non-invasive therapy unlocks the long-held potential of VNS. VNS therapy can, for the first time, be delivered safely and comfortably through the skin using gammaCore. This eliminates the need for costly, invasive surgery that requires the implantation of an expensive medical device. VNS therapy is no longer reserved for the most severe patients.

We have generated significant scientific data supporting the safety and efficacy of gammaCore which has led to FDA clearances and additional global regulatory approvals for use in multiple indications. We believe our scientific data supporting the safety and efficacy of our therapy provides broader confidence in gammaCore.

Commercial arrangements in the United States. We expect that a majority of our 2022 sales of gammaCore will be made pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, which was secured by us in December 2018, as well as open market sales to individual facilities within government channels. The FSS makes gammaCore available to patients managed within FSS eligible entities such as the Department of Veteran's Affairs or VA, Department of Defense or DoD, Bureau of Prisons, Indian Health Services and Public Health Services.

Commercial arrangements outside the United States. We believe our success in gaining regulatory approval and reimbursement in the UK is significant both in its potential for commercial penetration, but also its precedential value in potentially getting reimbursement in other geographic areas. Effective April 1, 2021, gammaCore Sapphire was included in a new long-term reimbursement policy in the UK. The UK MedTech Funding Mandate, or MTFM policy, supports the use of NICE-approved, clinically effective and cost-saving medical devices, diagnostics and digital technologies that will improve patient outcomes. In December 2019, NICE published a Medical Technology Guidance document recommending the use of gammaCore for CH within the NHS of England and Wales. Consequently, in January 2021, gammaCore was recommended for use in treatment of CH in NHS Scotland. Recently, we have also announced agreements with distributors to make gammaCore Sapphire available in several countries beyond the U.S. and United Kingdom.

Broad intellectual property protection. We hold more than 195 patents and patent applications, including 112 issued U.S. patents, 42 U.S. patent applications, and 45 international patents and applications that, we believe, provide broad protection of key technologies, methods and applications of our products.

Highly experienced management team. Our management team includes a diverse group of executives with significant experience in senior positions in the medical device industry. Our team’s experience in clinical development, regulatory affairs, reimbursement sales and marketing, and capital markets allow us to pursue our strategy and growth plans.

Our Strategy

Our goal is to be a leader in non-invasive neuromodulation medicine by using our proprietary nVNS platform therapy to deliver better patient outcomes.

We have generally focused most of our sales efforts in two channels, the U.S. Department of Veterans Affairs and U.S. Department of Defense, and the United Kingdom. However, we believe there may be significant opportunities beyond these two markets. Therefore, in 2022, we plan to invest in expanded commercial adoption of gammaCore with online stores and cash pay, physician dispense, telehealth, and direct-to-consumer approaches. Key aspects of this strategy include;

•

Exploiting our qualifying contract on the FSS, which we secured in December 2018, and open market sales to individual VA facilities. Veteran's Administration Headache Center of Excellence Annual Report, approximately 410,000 patients saw a VA healthcare provider for headache in 2020 and VA's National Director of the Headache Center of Excellence program has stated that the VA has approximately 29,000 cluster headache sufferers. The VA and DoD have become our primary source of U.S. revenue and, accordingly, we have redeployed most of our sales function to generating sales from this channel.

•	Expanding our direct-to-consumer promotion, including the opening of telemedicine portal and online stores in the United States and United Kingdom to reach patients and their health care advisors for the prevention and treatment of primary headache disorders.

•	Expanding call points from the traditional neurology headache specialists to include the wide range of medical providers who manage patients' headache conditions. Those specialties include prescribers in primary care, women's health, pain management, functional and integrative medicine, as well as chiropractors, and PharmDs (Doctors of Pharmacy).

•	In the United Kingdom, continued expansion under the MTFM program for cluster headache and cash pay product offerings via the online store.

•	Working towards leveraging the unique HCPCS code K1020 "non-invasive vagus nerve stimulator" that was established as part of CMS' second biannual 2020 Coding Cycle for non-drug and non-biological items and services, and which we believe could streamline reimbursement for both government and commercial payers.

•	Utilizing selected distribution partners to commercialize our gammaCore therapy in territories outside of the United States and United Kingdom.

•

Developing future iterations of our therapy delivery platform, including the use of our intellectual property around the delivery of smartphone-integrated and smartphone-connected non-invasive therapies.

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

In March 2020, gammaCore was cleared by the FDA, through a 510(k) review for commercial sale in the United States as a preventive treatment of migraine headache in adults.

In February 2021, gammaCore was cleared by the FDA, through a 510(k) review, for the acute and preventive treatment of migraine in adolescents between 12 and 17 years of age.

Migraine Market Factors and Competition

Migraine Prevalence and Market Size. In the United States, 39 million patients are affected by migraine, with more than 28 million being adult women. Migraine attacks can be extremely disabling and more than 90% of migraine sufferers are unable to work or function normally while experiencing migraine. According to a recent analysis, the annual economic burden of migraine in the United States is approximately $78 billion. Further, it is estimated that the annual total direct and indirect costs of all migraine-related health services are between $8,500 and $9,500 for an individual patient with chronic migraine. In the United States and EU, research has found that the age of first diagnosis of migraine peaks in the early-to-mid teens and the disease continues to persist throughout adulthood for many of these sufferers, demonstrating that it is often a disorder of long duration. The marketing landscape for the treatment and prevention of migraine is highly competitive.

Current Treatments for Prevention of Migraine and Their Limitations. Most migraine patients manage their conditions with over-the-counter therapies. An estimated five million migraine patients in the United States require the care of a headache specialist. Among these specialists, many of whom also treat CH, are the approximately 1,100 physicians who are board-certified in the treatment of headache, many of whom practice in over 120 tertiary care centers in the United States. The triptan drug class is the current first line therapy for the acute treatment of migraine. According to the U.S. Pharmacist, a leading pharmacy publication, more than 60% of patients have reported dissatisfaction with, or have contraindications to, the current standard of care, such as triptan medications.

Additional treatments for prevention of migraine include blood pressure-lowering medications such as beta blockers and channel blockers, antidepressants, and anti-seizure drugs. BOTOX marketed by Allergan plc, is specifically approved for the prevention of chronic, but not episodic, migraine.

There are currently several antibodies to calcitonin gene-related peptide receptor, or CGRP, and its receptor, approved by FDA for the prevention of migraine including products sold by Teva Pharmaceuticals Industries Ltd., Eli Lilly and Company, Amgen Inc., which is in a co-marketing partnership with Novartis International AG and H. Lundbeck A/S. Preventive CGRP monoclonal antibodies are large molecules, delivered once per month or per quarter as a subcutaneous injection or infusion. Gepants, on the other hand, are small molecule CGRP receptor antagonists that were initially utilized as migraine abortives but have also been approved to prevent migraine. Recently, there have been two oral Gepants that have received FDA approval for the prevention of migraine headache including Nurtec ODT (rimegepant), a Gepant sold by Biohaven Pharmaceuticals Inc.

There are a number of neuromodulation devices that have been marketed for the prevention of migraine and which may be marketed for use in treating pain associated with primary headache without a prescription. In addition, Cefaly received clearance for use to treat migraine in adolescents.

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

The FDA has approved two oral small molecule CGRP receptor antagonists for the acute treatment of migraine with or without aura in adults. These products are marketed by Allergan plc and Biohaven Pharmaceuticals Inc. The FDA has also approved Eli Lilly’s lasmiditan for acute treatment of migraine in adults.

There are a number of neuromodulation devices that have been marketed for the treatment of migraine, including Cefaly and, Nerivio (sold by Theranica Bioelectronics), as well as other neuromodulation devices that may be marketed for use in treating pain associated with primary headache. Cefaly has been granted OTC clearance allowing it to be sold without a prescription and the impact of this clearance on the competitive landscape remains to be seen. Other less commonly prescribed acute migraine treatments include ergotamines and analgesics, including non-steroidal anti-inflammatory drugs, or NSAIDs, acetaminophen and antiemetics. Dihydroergotamine, or DHE, is a grain fungus derivative that, like triptans, is a potent vasoconstrictor. DHE has been used for more than 50 years for the treatment of migraine, but modern physicians rarely prescribe it because of its significant side effects. In 2021, a new DHE nasal spray was approved for the treatment of migraine. More specifically, ergotamines and triptans are both vasoconstrictors with labels citing the risk of their use in migraine sufferers with risk factors for cardiovascular disease.

Cluster Headache

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

Cluster Headache Market Factors-United States

Prevalence and market size. The estimated prevalence of CH in the United States ranges from 0.1% to 0.2% of the total population, with an estimated 400,000 patients.

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

Other Therapies for the Treatment and Prevention of Cluster Headache. Injectable sumatriptan (Imitrex) is an FDA-approved commercially available therapy for acute treatment for CH. The side effect profile and cost of Imitrex, however, usually enables patients to treat only a small fraction of their attacks each month and use is also limited by the requirement for patients to subcutaneously self-inject, which may be particularly difficult to do while experiencing a CH attack. The most frequently used acute treatments for CH attacks are subcutaneous sumatriptan and high flow rate inhaled oxygen. Alternative treatments include intranasal triptans and intravenous dihydroergotamine, or DHE. Galcanezumab, a calcitonin gene-related peptide that is produced by Eli Lilly and Company was recently approved by the FDA for the treatment of eCH.

Additional medications that are used by patients off-label include verapamil, lithium, and valproate.

Cluster Headache Market Factors - United Kingdom

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

Primary Headache Market-Potential Future Market Factors

While we believe that our proprietary gammaCore therapy provides us with competitive advantages, there is fierce competition, particularly in the migraine market, from many different sources, including pharmaceutical, biotechnology, medical device and other healthcare companies. In addition, academic institutions, governmental agencies and public and private research institutions are actively conducting research in overlapping fields of interest. Our gammaCore therapy competes and will compete with numerous existing therapies and therapies that may become available in the future.

We believe the key competitive factors affecting the potential success of our therapy are safety, efficacy, side effect profile, convenience, price, the availability of generic drugs and the availability of coverage and reimbursement from government and certain other third-party payers. Given the competitive landscape in the markets in which gammaCore competes, there can be no assurance that demand for our products may not be constrained, or face significant pricing pressure, or that the scope of coverage and reimbursement from third-party payers will expand or not be curtailed.

Many of the companies we are competing with now, or with which we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, sales and marketing, market access, and regulatory affairs than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies and healthcare related institutions. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

We seek to protect the intellectual property and proprietary technology that we believe is important to our business, which includes seeking and maintaining patents covering our technology and products, proprietary processes and any other inventions that are commercially or strategically important to the development of our business. We also rely upon trademarks to build and maintain the integrity of our brand, and we seek to protect the confidentiality of trade secrets that may be important to the development of our business. For more information, please see “Risk Factors—Risks Related to Intellectual Property.”

Emergency Use Authorization

In July 2020, the FDA granted the Company an Emergency Use Authorization ("EUA") authorizing the use the Company’s gammaCore Sapphire CV nVNS therapy at home or in a healthcare setting to acutely treat adult patients with known or suspected COVID-19 who are experiencing exacerbation of asthma-related dyspnea and reduced airflow, and for whom approved drug therapies are not tolerated or provide insufficient symptom relief.

We did not recognize material revenue from the sales of gammaCore Sapphire CV during the year ended December 31, 2021, and we do not expect to recognize material revenue from the sale of gammaCore Sapphire CV in general.

Manufacturing

We are the FDA-registered manufacturer of our gammaCore Sapphire and related products. We rely upon third-party contract manufacturers and suppliers, located both within and outside the United States, for substantially all of the components of our gammaCore products, including the handheld stimulator assembly, charging case, RFID cards and conductive gel.

At our facility in Rockaway, New Jersey, we inspect inbound component parts to ensure they meet our design and manufacturing specifications. This quality process involves physical inspection and electrical performance testing. After successful completion of this inspection, each gammaCore unit is then packaged, along with appropriate labeling, instructions for use, important safety information, an initial RFID card (when the therapy is not preloaded), and conductive gel, and shipped into our distribution network, or direct-to-end user.  Additional RFID cards and conducive gels are sent at the time of prescription refills.

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

As of December 31, 2021, we had approximately $5.3 million of inventory. Our inventory significantly exceeds forecasted demand for 2022, therefore, $3.9 million of inventory has been classified as long-term on our balance sheet as of December 31, 2021. This amount of inventory creates a risk of an adverse financial impact from inventory obsolescence.

All the electronic components used in our products are either high-volume, non-custom commodity components, or are readily available from multiple vendors. The majority of these components have multiple sources, and the few with single sources have been purchased with sufficient reserves to permit continued production while simple product design modifications can be made.

Patents and Patent Applications

As of February 1, 2022, we held more than 195 patents and patent applications, including 112 issued U.S. patents, 42 U.S. patent applications, and 45 international patents and applications. All of our current issued patents are projected to expire between 2026 and 2034.

We seek to protect the intellectual property and proprietary technology that we believe is important to our business, which includes seeking and maintaining patents covering our technology and products, proprietary processes and any other inventions that are commercially or strategically important to the development of our business. We also rely upon trademarks to build and maintain the integrity of our brand, and we seek to protect the confidentiality of trade secrets that may be important to the development of our business. For more information, please see "Risk Factors-Risks Related to Intellectual Property."

Copyrights, Trademarks and Trade Secrets

The software programs associated with gammaCore and our proprietary ecosystem, are protected by U.S. copyright law.

As of February 1, 2022, our trademark portfolio consisted of six US trademark registrations, including electroCore, gammaCore and gammaCore Sapphire, twelve international trademark registrations, and seven pending US and international trademark applications.

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

We believe that our products are or would be classified as either Class I or Class II devices.

Class III devices, consisting of devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device. We do not believe our products are or would be classified as Class III devices.

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

Based on this approval of our de novo classification request, gammaCore has been down classified to Class II under a new Class II device regulatory category for non-invasive cervical vagus nerve stimulators for the treatment of headache. The establishment of this category created a 510(k) regulatory pathway for the potential expansion of the gammaCore label to include acute treatment and/or prevention of pain associated with migraine and cCH, as well as acute treatment and/or prevention of other primary and secondary headaches.

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

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

•	regulations pertaining to voluntary recalls;

•	notices of corrections or removals; and

•	HIPAA compliance around patient information.

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

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or PMA approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusal to grant export approval for our products;

•	criminal prosecution; or

•	reputational damage.

To date, our facility has not been inspected by the FDA.

Our international sales are subject to regulatory requirements in the countries in which our products are sold. The regulatory review process varies from country to country and may in some cases require the submission of clinical data.

In 2014, we received CE Certificate of Conformity in the European Economic Area, or EEA, for our gammaCore therapy to treat, primary headache, including migraine, CH, and hemicrania continua, as well as medication overuse headache in adults. The CE Certificate of Conformity was extended to additional indications, including for the treatment or prevention of symptoms of reactive airway disease, which includes asthma, bronchoconstriction, exercise induced bronchospasm, and COPD in adults.

In the EEA and UK, gammaCore must currently comply with the essential requirements laid down in Annex I to Directive 93/42/EEC on the approximation of the laws of the member states relating to medical devices or the EU Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the CE mark to gammaCore, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the essential requirements and obtain the right to affix the CE Mark medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a notified body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the notified body would audit and examine the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The notified body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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

On March 29, 2017 the United Kingdom formally notified the EU of its intention to withdraw from the Union pursuant to Article 50 of the Lisbon Treaty, commonly referred to as Brexit. The United Kingdom and EU have agreed on the terms of the exit deal, which included a transitional period following the United Kingdom’s exit which occurred on January 31, 2020. The transitional period ended on December 31, 2020. The effects of Brexit will be determined by the EU–UK Trade and Cooperation Agreement which was agreed on December 24, 2020 and ratified by the UK Parliament on December 30, 2020 and was “provisionally” applied by the EU from December 31, 2020. Following Brexit, EU law and the EU Court of Justice no longer have supremacy over British laws or its Supreme Court. The United Kingdom's European Union (Withdrawal) Act 2018 retains relevant EU law as domestic law, which can be amended or repealed. The United Kingdom’s withdrawal from the EU could lead to legal uncertainty and potentially divergent national laws and regulations in the EU and the United Kingdom. Given the lack of comparable precedent, it is unclear what Brexit’s financial, regulatory, and legal implications will be and how it will affect us. However, potentially changing regulatory schemes and tariffs engendered by Brexit may add additional complexity, cost and delays to the operations of electroCore UK Ltd., and in marketing or selling our products in both the United Kingdom and the EEA. Our revenue and profit, supply and demand for our products, and customer retention and acquisition in both the long term and short term could be adversely affected. CE Certificates of Conformity issued by a notified body accredited in the EU may no longer be recognized in the United Kingdom. Similarly, notified bodies accredited in the United Kingdom will no longer be able to issue CE Certificates of Conformity. Obtaining new CE Certificates of Conformity or certification for the United Kingdom may have a significant impact on our activities. Finally, Brexit may also disrupt the way that the United Kingdom interprets obligations under CE Certificates of Conformity.

Other Regulations

We may also be subject to healthcare fraud and abuse regulation in the jurisdictions in which we will conduct our business. These laws include, without limitation, applicable anti-kickback, false claims, transparency and patient privacy and security laws and regulations.

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

Data Protection Legislation: We are subject to laws and regulations in non-US countries covering data privacy and the protection of health-related and other personal information. The EU, EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. The EU General Data Protection Regulation, or GDPR, became applicable on May 25, 2018, and is directly applicable in each EU member state and may result in a more uniform application of data privacy laws across the EU. The GDPR imposes strict requirements and onerous accountability obligations on companies that process personal data, especially if they process sensitive personal data (such as data concerning health), including significant fines for non-compliance with the GDPR. Implementation of the GDPR has influenced other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 27, 2019, California adopted the California Consumer Privacy Act of 2019, or CCPA. The CCPA has been characterized as the first “GDPR-like” institutes a comprehensive consumer privacy framework. The CCPA became effective January 1, 2021. Like the GDPR, the CCPA imposes strict requirements and obligations on companies that collect, use, and share personal information. Fines and penalties for non-compliance can be substantial. Unlike the GDPR, the CCPA gives California residents a private right of action where California resident’s nonencrypted and nonredacted personal information is subject to a date breach as a result of a business’s failure to implement reasonable security procedures. In November 2020, California voters passed Proposition 24, also known as the California Privacy Rights Act, which amends and expands the CCPA, effective January 1, 2023.

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

Human Capital Resources

As of March 1, 2022, we employed 52 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Company History

electroCore, Inc. was founded in 2005 as a limited liability company, which converted into a Delaware corporation pursuant to a statutory conversion effective June 21, 2018. The Company is headquartered in New Jersey, and has two wholly owned subsidiaries: electroCore Germany GmbH, and electroCore UK Ltd. The Company has ceased its operations in Germany, although sales to Germany are still supported by electroCore UK Ltd. In addition, an affiliate, electroCore (Aust) Pty Limited, or electroCore Australia, was subject to electroCore’s control on a basis other than voting interests and is a variable interest entity, or VIE, for which electroCore was the primary beneficiary. This VIE has been inactive since May 2017 and was terminated in 2021.

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

This coronavirus pandemic has also impacted, and may continue to impact, our headquarters, manufacturing, and warehousing and distribution facilities, as well as those of our third-party vendors, including through the effects of facility closures, employee furloughs, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. For example, we have limited access to our New Jersey office as a result of state-imposed restrictions. Furthermore, the recent Biden administration's executive order requiring all on-site and remote federal employees, contractors and sub-contractors to be vaccinated against COVID-19 or receive an approved medical or religious exemption by December 8, 2021 may apply to us because of our Federal Supply Schedule Medical Equipment and Supply contract. Failure to comply with the executive order could lead to loss of the contract, which could have a material adverse effect on our business, revenues, financial condition and result of operations. In light of the executive order, we implemented a mandatory COVID-19 vaccination policy for all employees. There are, however, ongoing challenges in the federal courts regarding the validity of the executive order, which could lead to future changes to our own policies depending on the outcome of those cases. All of our U.S. employees have to provide proof of vaccination subject to medical and religious exemptions. To the extent an employee qualifies for a medical or religious exemption, we will collaborate with the exempt employee to explore reasonable accommodation options that may permit the employee to perform the essential functions of their job without being vaccinated. We will be unable to accommodate an employee's exemption request if such accommodation would prevent an employee from performing the essential functions of their job, or would result in undue hardship, which includes, but not limited to, a risk of harm to others. There can be no assurance that this policy or any future policies whether adopted in order to comply with applicable rules and regulations or otherwise will not have an adverse effect on our recruitment and retention of, and relations with our employees. The coronavirus pandemic may also impact our ability to sell our product, ship our product on a timely basis and may increase our costs.

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

The degree to which coronavirus impacts our results will continue to depend on future developments that are highly uncertain and cannot be predicted, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development, rollout and availability of effective treatments and vaccines, the imposition of protective public safety measures, vaccine mandates, the transmissibility and effects of new coronavirus variants such as those experienced with respect to the Omicron variant beginning in early December 2021, and how quickly and to what extent normal economic and operating conditions can resume, if at all. These uncertainties may result in delays or modifications to our plans, initiatives and results.

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

Risk Related to our Financial Position, Operating Results and Need for Additional Capital

We recently launched new cash pay initiatives, including our gConcierge and gCDirect programs, and patients and providers may be slow to adopt these programs or their pricing which could adversely impact our business and financial results.

We currently have a small cash-pay business channel, which includes the recently launched e-commerce websites for our gConcierge and gCDirect programs, and intend to expand our direct-to-consumer business channel by increasing our advertising and promotional activities in 2022. This will require significant investment and expansion of our sales and marketing capabilities and further development by us and third parties of telehealth features relating to this business channel. We have limited experience with scaling and commercializing a direct-to-consumer cash-pay business channel in the United States and abroad, which may impact our ability to rely on this channel as a positive source of revenue. If we are unsuccessful in executing our commercialization efforts in this business channel and do not achieve the sales levels that we expect, we will be unable to recover these investments. Additionally, there is a risk that potentially lower pricing of our therapy in the direct-to-consumer cash-pay business channel could lead to lower pricing and reimbursement in our legacy business channels and, therefore, have an adverse impact on our financial position and results of operations, and heighten our need to obtain additional capital to support our business.

If third-party payers do not provide adequate coverage and reimbursement for the use of gammaCore, it may affect our ability to generate significant revenues.

Some of our success in marketing and commercializing gammaCore depends and will continue to depend on whether U.S. and international government health administrative authorities, private health insurers and other payer organizations provide adequate coverage and reimbursement for the cost of our products. Many third-party payers do not currently cover VNS for any indications other than epilepsy because they have determined all other VNS modalities to be investigational or experimental. If physicians or insurers do not find our clinical data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for gammaCore. We cannot provide assurance that data we or others may generate in the future will be consistent with that observed in our existing clinical studies, or that our current or future published clinical evidence will be sufficient to obtain adequate coverage and reimbursement for our products. Moreover, if we cannot obtain adequate coverage for and reimbursement of the cost of our products, we cannot provide assurance that patients will be willing to incur the full cost of our gammaCore therapy. In the United States, we expect to derive nearly all of our sales from prescriptions of gammaCore written by physicians. Access to adequate coverage and reimbursement by third-party payers for our gammaCore therapy or the willingness of patients to bear the entire cost of our therapy is essential in the acceptance of our products by physician, patients and other customers for our therapy.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for our gammaCore therapy exists among third-party payers. Therefore, coverage and reimbursement for our gammaCore therapy can differ significantly from payer to payer. In addition, payers continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our gammaCore therapy to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. If sufficient and timely coverage and reimbursement is not available for our current or future products or if reimbursement rates change, in either the United States or internationally, the demand for our product and our revenues will be adversely affected.

We have a limited history commercializing our gammaCore therapy through direct-to-consumer channels and commercial success is uncertain.

As a small company with a limited history of selling our gammaCore therapy and which has primarily focused on physician adoption and commercial payer and government sales channel to date, we have limited experience engaging in direct-to-consumer commercial activities and limited established relationships with marketing agencies, analytic platforms, and social media following, all of which is becoming increasingly important to direct-to-consumer initiatives. We may be unable to gain broader market acceptance in direct-to-consumer channels of gammaCore therapy in the United States or abroad for a number of reasons, including:

•	established competitors with strong relationships with customers, including ecommerce and telehealth platforms, systems, marketing agencies and a critical mass of existing patients;

•	limitations in our ability to demonstrate differentiation and advantages of our product compared to competing products and the relative safety, efficacy and ease of use of our product;

•	the limited size of our marketing team and the learning curve required to gain experience selling our product direct-to-consumer;

•	insufficient financial or other resources to support our commercialization efforts necessary to reach profitability; and

•	the introduction and market acceptance of new, more effective or less expensive competing products and technologies.

Any significant disruption to our e-commerce business could result in lost sales.

We recently launched new cash pay initiatives for our gammaCore therapy, including our e-commerce websites in both the United States and United Kingdom. Online sales are subject to a number of risks. System interruptions or delays could cause potential patients to fail to purchase our products and could harm our brand. The operation of our direct-to-consumer ecommerce business depends on our ability to maintain the efficient and uninterrupted operation of online prescription generation, order-taking and fulfillment operations. Our ecommerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, denial of service attacks, computer hackers, data privacy breaches and other disruptions.  If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, system interruptions or delays could occur that would adversely affect our operating results.

We utilize third-party vendors for our customer-facing ecommerce technology, portions of our prescription generation, order management system, and fulfillment internationally. We depend on our technology vendors to manage "up-time" of the front-end ecommerce store, manage regulatory control measures around prescriptions, the intake of our orders, and export orders for fulfillment. Any failure on the part of our third-party ecommerce vendors or in our ability to transition third-party services effectively could result in lost sales and harm our business.

We are subject to increasing operating costs and inflation risks which may adversely affect our performance.

While we may attempt to offset potential increases in operating costs through a variety of measures focused on increasing revenues or reducing operating expenses, there is no assurance that we will be able to do so. Therefore, operating costs may rise faster than associated revenues resulting in a material negative impact on our cash flow and margins.

We are also impacted by inflationary increases in wages and benefits whether driven by competition for talent or ordinary course pay increases, as well as other rising costs. Increases in the rate of inflation could also significantly impact our cost base. In all countries in which we operate, wage inflation, whether driven by competition for talent or ordinary course pay increases, may also increase the cost of our cost products and reduce our profitability if we are not able to pass those costs on to our patients and consumers or charge premium prices when justified by market demand.

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

We incurred net losses of $17.2 million and $23.5 million for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, our accumulated deficit was $124.2 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital.

To become and remain profitable, we must successfully commercialize our gammaCore therapy and continue to identify promising new areas of treatment with significant market potential. This will require us to be successful in a range of challenging activities, which may include obtaining adequate coverage and reimbursement from payers, marketing and selling any current and future product candidates for which we may obtain marketing clearance, approval or authorization, developing commercial scale manufacturing processes, completing future clinical trials of gammaCore for additional therapeutic indications, obtaining additional marketing clearance, approval or authorization from regulatory authorities, manufacturing, satisfying any post-marketing requirements, and developing the marketing and promotional expertise necessary to succeed in a direct-to-consumer approach. We face a variety of challenges and risks that we will need to address and manage as we pursue our strategy, including our ability to achieve adequate payer coverage, develop and retain effective sales force and marketing personnel, achieve market acceptance of gammaCore among physicians, patients and third-party payers, and expand the use of gammaCore to additional therapeutic indications. Because of the numerous risks and uncertainties associated with our commercialization efforts, as well as research and clinical development activities, we are unable to predict the timing or amount of increased expenses, or when, if ever, we will be able to achieve or maintain profitability. We expect to continue to incur substantial net losses and negative cash flows from operations as we commercialize gammaCore. We intend to continue to make targeted investments in building our U.S. and UK commercial infrastructure. We expect to continue to incur substantial net losses and negative cash flows from operations as we commercialize gammaCore.

Even if we are able to increase sales of gammaCore, increase adoption of gammaCore therapy among physicians, payers, patients, and consumers and achieve desired payer coverage and reimbursement levels and increased consumer demand, we may not achieve profitability and even if we do, we may not be able to sustain or increase profitability in subsequent periods. If we fail to become profitable or are unable to sustain profitability, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. As of December 31, 2021, we had cash and cash equivalents and marketable securities of $34.7 million. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and ultimately, potentially cease operations. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development, and marketing efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

Our plans to expand our direct-to-consumer cash-pay business channel may not be able to generate significant revenues.

We currently have a small direct-to-consumer cash-pay business channel, which we are planning to expand in 2022 and beyond. This will require significant investment in and expansion of our sales and marketing capabilities and use of third-party telehealth providers or development of our own telehealth platform. If we are unsuccessful in executing our commercialization efforts in this business channel and do not achieve the sales levels that we expect, we may be unable to recover these investments. Additionally, there is a risk that expanding our direct-to-consumer cash-pay business channel could depress pricing with third-party payers and, therefore, have an adverse impact on our results of operations.

We must successfully attract, hire, train and retain qualified professionals to service our direct-to-consumer sales channels and we must productively deploy our professionals to become profitable.

Identifying, recruiting, hiring and retaining professionals, including employees, independent contractors and consultants with diverse skill sets across our broad geography of operations, and consistent with servicing our existing, new and evolving sales channels, direct-to-consumer is critical to our sales strategy. The market for qualified professionals is evolving, dynamic and increasingly challenging. Our corporate reputation is a significant factor consumers’ evaluation of whether to buy our products or potential employees’ evaluation of whether to join our company. If we are unable to recruit skilled professionals and if we do not deploy those professionals productively, our results of operations may be adversely impacted. We must manage our sales and marketing team well and plan and train for future needs effectively while accurately predicting physician, patient, and consumer demand. We may not be able to retain such talented professionals long-term for a variety of reasons including their desire to remain as independent content creators rather than full-time employees. If we are unable to attract, hire, train and retain highly skilled professionals and productively deploy them on our sales and marketing efforts, we will jeopardize our ability to develop ongoing and future sales, which could adversely affect our financial condition and results of operations.

Competition for highly skilled professionals is intense in the markets where we operate, and we may experience significant employee turnover rates due to such competition. If we are unable to retain professionals with specialized skills, our revenues, operating efficiency and profitability will decrease. Cost reductions, such as reducing headcount, or voluntary departures that result from our failure to retain the professionals we hire, could negatively affect our reputation as an employer and our ability to hire skilled professionals to meet our business requirements.  Increased compensation to retain skilled professionals could lead to lower margins or to higher costs and price increases that may in turn lead to a decline in demand for our products.

Any significant growth in the market for our products and services or our entry into a new market may require an expansion of our employee base for managerial, marketing, operational, financial and other purposes. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new employees.

If we experience price fluctuations for our products and we are unable to reduce our expenses, including the per unit cost of producing our products, there may be a material adverse effect on our business, results of operations, financial condition and cash flows.

We anticipate that we will experience, price fluctuations for our products due to pricing pressure relating to our efforts to drive consumer demand. We may also face pricing pressure from managed care organizations and other third-party payors due to increased market power of our payors as the medical device industry consolidates, and increased competition among suppliers, including manufacturing services providers. If the prices for our products decrease and we are unable to reduce our expenses, including the cost of sourcing materials, logistics and the cost to manufacture our products, our sales, results of operations, financial condition and cash flows will be adversely affected. The global COVID-19 pandemic may result in increased costs for manufacturing and outsourced services while also causing additional pressure to reduce the prices for our products if a recession or depression occurs and people are unable to afford our products. We cannot predict the ultimate impact that the COVID-19 pandemic and its effects could have on our business operations, financial condition and cash flows. Any increased or unexpected pricing pressures, costs, delays or failures to achieve cost savings, or unexpected risks we encounter in our business, including those caused by factors outside our control, could adversely affect our business, results of operations, financial condition and cash flows.

Future acquisitions, strategic investments or alliances could disrupt our business and harm our business, financial condition and operating results.

We may in the future explore potential acquisitions of companies or technologies, strategic investments, or alliances to strengthen our business. Acquisitions involve numerous risks, any of which could harm our business, including:

•	regulatory hurdles;

•	anticipated benefits may not materialize;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company's products and technology;

•	integration of the acquired company's accounting, management information, human resources and other administrative systems;

•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•	coordination of product development and sales and marketing functions;

•	liability for activities of the acquired company before the acquisition, including relating to privacy and data security, patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or third parties.

Failure to appropriately mitigate these risks or other issues related to such acquisitions and strategic investments could result in reducing or completely eliminating any anticipated benefits of transactions, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could harm our business, financial condition and operating results.

We will be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception, and we anticipate this continuing for at least the next 12 months from the date the financial statements included in this Annual Report are made available as we continue seeking to invest in our business. We believe that our growth will depend, in part, on our ability to fund our commercial efforts for our gammaCore therapy, and to opportunistically pursue research and development activities for additional indications for our gammaCore therapy. Our existing resources are unlikely to allow us to conduct all of the activities that we believe could be beneficial for our future growth. As a result, we will need to seek additional funds in the future or curtail or forgo some or all of such activities. If we seek to and are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Although we expect that our existing capital resources and cash flow, will enable us to fund the operating expenses and capital expenditure requirements of our current operating plan for at least the next 12 months from the date the financial statements included in the Annual Report are made available, this estimate is based on assumptions that may prove to be wrong, and we could exhaust or significantly diminish our available capital resources sooner than we expect. Changes, including those relating to the payer and competitive landscape, our commercialization strategy, our development activities and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly. Our future capital requirements will depend on many factors, including:

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

•	the research and development activities we may undertake in order to expand our headache indications and enhancements to our gammaCore therapy;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the need for us and third parties, including payers and service providers, to potentially need to implement new or revised policies, infrastructure and internal systems;

•	our ability to hire additional personnel to support our operations; and

•	the emergence and acceptance of competing therapies or other adverse market developments.

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

Our lack of sufficient liquidity could make it more difficult for us to secure additional financing terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our stock price generally. Our ability to continue our operations depends upon, among other things, our ability to increase revenue, reduce operating expenses and obtain additional funding through the sale of equity and or debt securities, debt financing, a strategic transaction or otherwise. However, there are significant risks and uncertainties as to our ability to achieve these goals or obtain required funding on commercially reasonable terms or at all, including as a result of the adverse impact on our business from the COVID-19 pandemic. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and ultimately, potentially cease operations.

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

Changes in certain areas of our business have resulted in the adoption of new accounting principles.

Our evolving commercial strategy has resulted in the launch of cash pay models which under GAAP will lead to the cost of our goods being treated as licensed products pursuant to which the licensed starter kit will be classified as an "other asset" on the company's balance sheet and the cost of the starter kit will be recognized over the license period based on the estimated useful life of the kit, while the cost of goods sold related to the therapy will be expensed upon shipment. This change results in a different accounting methodology which may affect the value of assets on our balance sheet. The new accounting practices could cause our results of operations to have greater variability due to the impact of changes on the estimated recoverability of such asset values.

In addition, licensed product accounting is based off a series of useful life assumptions that may prove to be inaccurate and will be subject to change from time to time, all of which can result in fluctuations from period to period for balance sheet items and have a related impact on our results of operations.

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

We have limited experience with commercializing a respiratory product in the United States. We did not recognize material revenue from sales of our gammaCore Sapphire CV during the fiscal year ended December 31, 2021. We may be unable to successfully commercialize or gain market acceptance of gammaCore Sapphire CV and may not be able to obtain adequate coverage and reimbursement for gammaCore Sapphire CV from third-party payers.

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

Revenues from the sale of our gammaCore therapy somewhat depend on the continued availability of reimbursement by government and private insurance plans. The government’s Medicare regulations are complex and, as a result, the billing and collection process is time-consuming and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. Because of the coordination with multiple payers and the complexity in determining reimbursable amounts, these accounts receivable have higher risk in collecting the full amounts due and applying the associated payments.

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

We must demonstrate to patients, physicians and third-party payers the medical and economic benefits of our gammaCore therapy compared to those of our competitors or other available therapies and such comparisons may not be realizable.

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

Acceptance of our gammaCore therapy depends on educating patients and physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of our gammaCore therapy as compared to our competitors’ products and communicating to physicians the proper use of our gammaCore therapy. If we are not successful in convincing patients and physicians of the merits of our gammaCore therapy or educating them on the benefits of our gammaCore therapy, they may not seek a prescription or prescribe our gammaCore therapy and we may be unable to increase our sales, sustain our growth or achieve profitability. In addition, we believe support of our products by physicians is essential for market acceptance and adoption. If we do not receive support from physicians or long-term data does not show the benefits of using our gammaCore therapy, patients and physicians may not use it. In such circumstances, our results of operations would be materially adversely affected.

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

•	establishing sales and marketing capabilities, as well as developing a manufacturing process and distribution network to support the commercialization of any approved products.

We must be able to overcome these challenges in order to successfully develop, commercialize and manufacture our product candidates.

Our operating results may vary significantly from quarter to quarter because of seasonality, bulk orders, shipments to distributors or otherwise.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payer acceptance of our gammaCore therapy;

•	patients' acceptance of gammaCore therapy;

•	payor adoption;

•	estimated useful life of products

•	the timing of when individual payer coverage becomes available;

•	patient and physician product returns;

•	the timing, expense and results of research and development activities, future clinical trials and regulatory clearance or approvals;

•	fluctuations in our expenses associated with expanding our commercial operations and operating as a public company;

•	fluctuations in our marketing spend to drive patient purchases;

•	the introduction of new products, therapies and technologies by competitors;

•	the productivity of our field sales function;

•	supplier, manufacturing or quality problems with our products;

•	the timing of stocking orders from our distributors;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;

•	adverse developments in coverage amounts, benefit pathway, or government and third-party payers’ reimbursement policies; and

•	the timing of customer budget cycles.

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

Our customer base is concentrated. During the years ended December 31, 2021 and 2020, revenue from VA/DoD facilities pursuant to our qualifying contract under the Federal Supply Schedule and open market sales represented 60% and 58% of our total revenue, respectively. In 2021, four specific VA/DoD facilities represented approximately 51% of our revenue from this channel, and two of those facilities each accounted for more than 10% individually. If we were to lose one or more of our significant customers, our revenue may significantly decline. The loss of one or more of our significant customers could adversely affect our business, results of operations, and financial condition.

In addition, our direct-to-consumer enablement platform is backed by a dispense who acts as a stocking distributor. If the direct-to-consumer initiatives are successful, there may create a new concentrated customer. Any issues that arise with respect to our direct-to-consumer enablement platform supplier could adversely affect our business, results of operations, and financial condition.

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

We may seek to grow our business through acquisitions or investments in new or complementary businesses, products or technologies, through the licensing of products or technologies from third parties.  The failure to manage acquisitions, investments, licenses or other strategic alliances, or the failure to integrate them with our existing business, could harm our business.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures, technologies and market pressures. Accordingly, from time to time we may consider opportunities to acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base.

Potential and completed acquisitions, strategic investments, licenses and other alliances involve numerous risks, including:

  difficulty assimilating or integrating acquired or licensed technologies, products or business operations;
  issues maintaining uniform standards, procedures, controls and policies;
  unanticipated costs associated with acquisitions or strategic alliances, including the assumption of unknown or contingent liabilities and the incurrence of debt or future write-offs of intangible assets or goodwill;
  diversion of management's attention from our core business and disruption of ongoing operations;
  adverse effects on existing business relationships with suppliers, distributors and customers;
  risks associated with entering new markets in which we have limited or no experience;
  potential losses related to investments in other companies;
  potential loss of key employees of the acquired business; and
  increased legal and accounting compliance costs.

We do not know if we will be able to identify acquisitions or strategic relationships we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms or at all or whether we will be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or distributors.

To finance any acquisitions, investments or strategic alliances, we may choose to issue shares of our common stock or other equity-linked securities as consideration, which could dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may be unable to consummate any acquisitions, investments or strategic alliances using our stock as consideration.

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

Commercialization of our gammaCore Sapphire therapy for additional neurological conditions may require clinical trials, which are very expensive, take a long time to complete, and are difficult to design and implement and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies, clinical trials or commercial success.

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

If our competitors are better able to develop and market primary headache treatments that are safer, more effective, less costly, easier to use or otherwise more attractive than our gammaCore therapy, our business and business prospects will be adversely impacted.

The pharmaceutical and medical device industries are highly competitive and subject to rapid innovation and change. Our success depends, in part, upon our ability to establish a competitive position in the cluster and migraine markets by securing broad market acceptance of our gammaCore therapy. We believe that the primary competitive factors in the primary headache markets including those for CH and migraine headache are cost, demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects and sales force experience and relationships. We face significant competition in the United States and internationally, which we believe will intensify over time. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

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

Many of our current and potential competitors are publicly traded, or are divisions of publicly traded, major pharmaceutical and medical device companies that have substantially greater financial, technical, sales and marketing resources than we do. We will face steep competition from Allergan plc, Amgen Inc., H. Lundbeck A/S, Novartis International AG, Teva Pharmaceutical Industries Ltd., Biohaven Pharmaceuticals Inc. and Eli Lilly and Company, among other established and potential competitors that may be better capitalized and have a history of commercializing products around the world. Also, several neuromodulation devices are approved for the treatment and/or prevention of migraine, including Cefaly, Nerivo or any other neuromodulation devices that may be marketed for use in treating pain associated with primary headache. Cefaly has been granted an OTC clearance allowing it to be sold without a prescription, and the impact of this clearance on the competitive landscape remains to be seen. Given the size of the existing and potential market in the United States, we expect that as we continue our commercial efforts in the United States our current and future competitors including any who may compete with us in the direct-to-consumer channel, will take aggressive action to protect their current market position.

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

Sales of gammaCore outside of the United States represents a substantial portion of our net sales. In 2012, commercial operations began in the United Kingdom and Germany and we now sell gammaCore throughout Europe from our UK based subsidiary and via two distribution partners based in Belgium and Lithuania. Outside of Europe we have a network of 8 distribution partners tasked with selling gammaCore to patients in Canada, Australia, New Zealand, United Arab Emirates, Bahrain, Oman, Saudi Arabia, Cyprus, China, Taiwan, Indonesia, Malaysia and Singapore. The sale and shipment of gammaCore across international borders as well as the purchase of components from international sources, subjects us to US and foreign governmental trade and customs regulations and laws.

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

We believe that establishing and strengthening the electroCore and gammaCore brands is critical to achieving widespread acceptance of our gammaCore therapy to treat eCH, prevent CH, prevent and treat migraine, and treat acute asthma exacerbations in known or suspected COVID-19 patients and consumers, particularly because of the highly competitive nature of the market for headache therapies. Promoting and positioning our brand will depend largely on the success of our marketing efforts, our direct-to-consumer initiatives, and our ability to provide physicians, patients, and consumers with a reliable product. Given the established nature of our competitors, our lack of commercialization in the United States, and our lack of experience in the direct-to-consumer channels, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote, expand, and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote, expand, and maintain our brand, our gammaCore therapy may not be accepted by physicians and consumers, which would adversely affect our business, results of operations and financial condition.

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

Additionally, damaged or defective products could (i) adversely affect our reputation and our end customers’ willingness to buy products from us, (ii) adversely affect market acceptance or perception of our products, (iii) increase our service costs, (iv) cause us to lose significant end-customers, and (v) subject us to liability for damages and divert our resources from other tasks, any of which could materially and adversely affect our business, asset valuations, results of operations and financial condition.

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

In addition, many of our employees have unvested equity awards in a substantial amount of stock or stock options that have lost significant value since they were granted. Our employees may be more likely to leave us if the shares they own or the shares underlying unvested options have significantly depreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. Further, our employees’ ability to exercise those options and sell their stock in a public market may result in a higher-than-normal turnover rate. In addition, our financial condition may preclude us from giving additional cash compensation to mitigate this risk.

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

We are exposed to the risk that our employees, independent contractors, independent contractor influences, other content creators, consultants, commercial collaborators, principal investigators, CROs and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or unauthorized activities that violates (1) the laws and regulations of the FDA, FTC, and other similar regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, (3) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad, such as the General Data Protection Regulation in the European Union, and (4) laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product candidates, which could result in regulatory sanctions and serious harm to our reputation.

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

Social media, including Instagram, Snapchat, TikTok, Facebook and Twitter, is increasingly being used to communicate about our product, clinical development programs, and the conditions our gammaCore therapy is being developed to treat and we are engaging in what we believe is appropriate social media usage in connection with our commercialization efforts for indications for which our therapy has been approved. We intend to do the same for any future indications or products, if approved. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities. For example, for our clinical-stage candidates, patients and consumers may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that study enrollment may be adversely impacted, we fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any online platform, including a blog on the Internet, or a post on a website, that can be distributed rapidly and could negatively harm our reputation. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our company policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial participants, customers, consumers, and others. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

A number of the critical components used in gammaCore are supplied to us from either a primary, or secondary manufacturer, and multiple suppliers of high-demand consumer electronic components, and in certain cases sole-source, suppliers. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, disruptions caused by COVID-19, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our ability to supply gammaCore commercially depends, in part, on our ability to obtain a supply of these components that has been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have not entered into manufacturing, supply or quality agreements with suppliers of consumer electronic components, some of which supply components critical to our products. Although we believe that long-term agreements with these suppliers are not necessary as all the components in our products are either high-volume, non-custom commodity components or are readily available from multiple vendors, there can be no assurance that our multiple-source or sole-source suppliers will be able to meet our demand for their products and services, either because of the informal nature of our arrangements with those suppliers, or our limited experience with those suppliers, due to our relative importance as a customer to those suppliers, or due to supply chain disruptions that may arise such as those relating to COVID-19 and the Coronavirus pandemic, the armed conflict between Russia and Ukraine, trade sanctions and similar events. It may be difficult for us to assess the ability of our suppliers to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

In Europe, we rely on a single third-party distributor to effectively distribute the majority of our products.

We depend in part on a single third-party distributor for the warehousing, programming and shipment of our products in certain territories in Europe. We depend on this distributor’s efforts, yet we are unable to control its efforts completely. This distributor typically performs the same services for a variety of other non-competing products that may limit the resources it dedicates to our gammaCore therapy. If our distributor fails to effectively distribute gammaCore in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offerings requires significant time and resources. To develop and expand our distribution, we must continue to scale and improve our processes and procedures that support our distributors. In addition, our ability to recruit distributors as well as their effectiveness may be adversely affected by the armed conflict between Ukraine and Russia.

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

We offer health care provider consults for gammaCore Sapphire in the United States and the United Kingdom and rely upon a third-party telehealth platform provider to do so. In the future, we may need to engage other telehealth platform providers for sales of our other products.

We use telehealth providers for gammaCore Sapphire in the United States and the United Kingdom and their performance is not fully within our control. We are unable to ensure that the telehealth providers will comply with applicable laws, and its failure to do so could have an adverse effect on our operating results and business. Additionally, recruiting, training and retaining telehealth platform providers requires significant time and resources. We may need to establish additional relationships with telehealth platform providers for the sales of our other products, but there can be no assurance that we will be able to do so at all or on terms favorable to us.

In the United States we are dependent on a third-party platform to provide patients with an end-to-end experience that would result in a prescription and purchase of gammaCore therapy.

In the United States, we have contracted with Vytal, LLC to provide an end-to-end e-commerce solution that will enable patients to obtain a prescription and purchase gammaCore directly from an online store. The e-commerce and telehealth platform for gammaCore Sapphire and its performance is not fully within our control. We are unable to ensure that the platform will operate consistently or that they will comply with applicable laws, including but not limited to privacy and patient information, and its failure to do so could have an adverse effect on our operating results and business. Additionally, recruiting, training and retaining telehealth module providers requires significant time and resources which may alter the experience of patients in the online store. We may need to establish additional relationships with e-commerce and/or telehealth platform providers for the sales of our other products, but there can be no assurance that we will be able to do so at all or on terms favorable to us.

Vytal, LLC operates its own dispense and will transact as a stocking distributor. We are unable to ensure they will comply with applicable laws and its failure to do so could have an adverse effect on our operating results and business. As a stocking distributor, we are unable to ensure they will have the financial resources to hold adequate inventory levels to support the demand and any shortage of supply may have an impact on our business and financial results.

Our status as a federal contractor subjects us to a wide variety of regulatory compliance, pricing, and contract-based requirements. Failure to comply with these requirements could adversely impact our ability to obtain future federal contracts, which could negatively impact us and our business.

We expect that a majority of our 2022 U.S. sales of gammaCore will be made pursuant to our qualifying contract on the FSS and open market sales to individual VA facilities. Our status as a contractor on FSS means that we are obligated to comply with a variety of federal procurement laws, regulations, and contract terms that require commercial price disclosures, commercial-to-federal price indexing, and compliance with various federal programs. Furthermore, as a federal contractor, we are also subject to contractual remedies and potential administrative, civil, and criminal damages and penalties for noncompliance with contract terms, over billing, or misconduct. Furthermore, the recent Biden administration's executive order requiring all on-site and remote federal employees, contractors and sub-contractors to be vaccinated against COVID-19 or receive an approved medical or religious exemption by December 8, 2021 may apply to us because of our Federal Supply Schedule Medical Equipment and Supply contract. Failure to comply with the executive order could lead to loss of the contract, which could have a material adverse effect on our business, revenues, financial condition and result of operations. In light of the executive order, we implemented a mandatory COVID-19 vaccination policy for all employees subject to religious and medical exemptions. There are, however, ongoing challenges in the federal courts regarding the validity of the executive order, which could lead to future changes to our own policies depending on the outcome of those cases. For now, the cost of maintaining compliance with these requirements could adversely impact us and our business and complying with these requirements could divert managerial and financial resources. Additionally, failure to comply could result in us being excluded from the opportunity to renew existing federal contracts or to bid on federal future contracts for a period of time lasting up to several years. Any of these contingencies could have a material adverse effect on our business, financial condition and results of operations.

Our potential revenue in the United Kingdom is substantially dependent on government funding arrangements and changes in such government policy could cause material harm to our business.

Effective April 1, 2021, gammaCore Sapphire was included in a new long-term reimbursement policy. The MTFM policy, supports the use of NICE-approved, clinically effective and cost-saving medical devices, diagnostics and digital technologies that will improve patient outcomes. In December 2019, NICE published a Medical Technology Guidance document recommending the use of gammaCore for CH within the NHS. In January 2021, gammaCore was recommended for use in treatment of CH in NHS Scotland. This approval was an adoption of the NICE recommendation. Recently, we have announced agreements with new distributors to make gammaCore Sapphire available in several countries beyond the U.S. and United Kingdom. The cost of compliance with applicable UK laws and regulations could negatively harm us and our business. Additionally, the government funding arrangements provided by the NHS and NICE could be withdrawn if we do not comply with the terms and conditions of such arrangements, or if the programs are not extended or curtailed. Any of these contingencies could have an adverse effect on our potential UK revenue.

We rely on third parties to conduct and support clinical trials and investigator - initiated trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We do not independently conduct clinical trials for our product candidates. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Currently, we have a number of ongoing IITs. We frequently review both proposals for new trials and the performance of ongoing trials, and our reviews may result in changes to our future obligations. Our reliance on third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. Furthermore, some of the sites for our investigator-initiated trials are outside the United States. The performance of these sites may be adversely affected by various issues, including less advanced medical infrastructure, lack of familiarity with conducting clinical trials in accordance with U.S. standards, insufficient training of personnel, communication difficulties or change in local regulations. We remain responsible for ensuring that clinical trials are conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires us to comply with GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected. Furthermore, these third parties may also have relationships with other entities, including our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory clearance or approval for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

The manufacturing process requires lengthy lead times during which electronic components of our gammaCore therapy may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of adverse financial impact of inventory obsolescence comparatively. In addition, as of December 31, 2021 we had approximately $5.3 million of inventory. Our inventory significantly exceeds current demand for the gammaCore therapy, which also could result in an increased risk of adverse financial impact from inventory obsolescence.

Risks Related to Intellectual Property

Our product development initiatives may be delayed or fail to succeed, and could also lead to challenging intellectual property rights issues.

We may seek to develop new products and technologies, including enhancements of our existing products for nVNS. Developing new products and improving our existing products to meet the needs of current and future patients and consumers requires significant investment in research and development. We do not know whether any such product development activities will result in products that meet necessary standards and performance criteria, whether the development will be completed on a timely basis, or if completed will lead to market acceptance and commercial success. We will need to carefully manage our introduction of any new products. If potential purchasers of new products believe such products will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available. We may also have excess or obsolete inventory as we transition to new products, and we have limited experience in managing product transitions. Even if we are able to develop enhancements or new generations of our products successfully, these enhancements or new generations of products may not produce sales in excess of the costs of development and they may be quickly rendered obsolete by changing patient and customer preferences or the introduction by competitors of products embodying new technologies or features. Delays could occur based on a number of issues including the need to investigate third party patents and potential infringement matters, which could impair our development and commercialization efforts.

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

51

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

52

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

Our gammaCore therapy must comply with regulatory requirements imposed by the FDA in the United States and by similar agencies in foreign jurisdictions. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, extensive agency review processes, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we must comply with include:

•	the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations (Title 21 CFR);

•	CE mark requirements of the European Union, or EU, and UKCA mark requirements of the United Kingdom;

•	Medical Device Quality Management System Requirements (ISO 13485:2016);

•	Occupational Safety and Health Administration requirements;

•	Federal Trade Commission;

•	health information privacy and security, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and comparable state laws; and

•	New Jersey Department of Health Services requirements.

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

The advertising, marketing and labeling of medical devices is highly regulated by the FDA and Federal Trade Commission ("FTC"). Our efforts to promote our gammaCore therapy, including via direct-to-consumer marketing or social media initiatives, could subject us to additional scrutiny of our communication of risk information, benefits or claims, by the FDA, FTC, or both.

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

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies and authorities, such as the European Commission and the EEA member states, competent authorities and notified bodies. The FDA, FTC and other US, EEA and foreign governmental agencies and authorities regulate and oversee, among other things, with respect to medical devices:

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

Moreover, in May 2017 the new MDR, entered into force. Following its entry into application in May 2021, the regulation introduced substantial changes to the obligations with which medical device manufacturers must comply in the EU. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Specifically, the MDR repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The MDR among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. Once applicable, the Medical Devices Regulation will among other things:

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

69

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the ACA was signed into law, which included, among other things, comparative effectiveness research initiatives and payment system reforms, including shared savings pilots, and other provisions. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could impact demand for our product.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (MACRA), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

On December 20, 2021, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). Pursuant to the initial Nasdaq notice and Rule 5810(c)(3)(A) of the Nasdaq Listing Rules, we have 180 calendar days from the date of the notice, or until June 20, 2022, to regain compliance with the minimum bid price requirement in Rule 5450(a)(1) by achieving a closing bid price for our common stock of at least $1.00 per share over a minimum of 10 consecutive business days.

Such a delisting would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any delisting could materially adversely affect our ability to raise capital or pursue strategic, financing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Global Select Market could also have other negative results, including the potential loss of institutional investor interest.

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

Our management has broad discretion over the use of most of our financial resources, including proceeds from financings and we could spend such proceeds in ways our stockholders may not agree with or that do not yield a favorable return, if at all. If we do not invest or apply our financial resources, including the proceeds from such financings and such purchase agreement in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

As a public company, we are required to implement and maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our second annual report following our IPO, for our fiscal year ended December 31, 2020, management provided a report on internal control over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm, to the extent we (i) are no longer an “emerging growth company,” as defined by the JOBS Act, and (ii) pursuant to new SEC rules, have annual revenues greater than $100 million in the most recent fiscal year for which audited financial statements are available. We do not expect to have our independent registered public accounting firm attest to our management report on internal control over financial reporting for so long as we are an emerging growth company or have annual revenues under $100 million. If we have to design and implement the internal control over financial reporting required to comply with this obligation, such process will be time consuming, costly and complicated.

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

74

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

The requirements of being a publicly traded company may strain our resources and divert management's attention.

As a publicly traded company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), as well as rules subsequently implemented by the SEC and Nasdaq, have imposed various requirements on public companies. Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance.

Failure to comply with these public company requirements could subject us to enforcement actions by the SEC, divert management's attention, damage our reputation, and adversely affect our business, results of operations, or financial condition. In particular, if our independent registered public accounting firm is not able to render the attestation report on our internal control over financial reporting in future annual reports on Form 10-K when required under Section 404 of the Sarbanes-Oxley Act, it could result in a loss of investor confidence in the accuracy, reliability, and completeness of our financial reports. We expect that the future loss of our "emerging growth company" status and compliance with these additional internal control and auditor attestation requirements will require management to expend additional time while also condensing the time frame available to comply with SEC reporting requirements, which may further increase our legal and financial compliance costs.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, including factors which are beyond our control. These factors include those discussed in the other “Risk Factors” section of this Report on Form 10-K and others such as:

•	our operating results and financial position;
•	announcements related to regulatory clearance to market gammaCore for the treatment of various conditions in the United States;
•	results from, or any delays in, clinical trial programs relating to our product candidates;
•	announcements of new products by us or our competitors;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	changes or developments in laws or regulations applicable to our products;
•	any adverse changes in our relationship with any manufacturers or suppliers;
•	the success of our efforts to acquire or develop additional products;
•	any intellectual property infringement actions in which we may become involved;
•	announcements concerning our competitors or the medical device industry in general;
•	achievement of expected product sales and profitability;
•	changes or developments in our commercial strategy and tactics;
•	manufacture, supply or distribution shortages;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
•	changes in financial estimates or recommendations by securities analysts
•	trading volume of our common stock;
•	sales of our common stock by us, our executive officers, directors or stockholders;
•	general economic and market conditions and overall fluctuations in the U.S. equity markets; and
•	the loss of any of our key scientific or management personnel.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Certain of our former unit holders, including entities affiliated with certain of our directors and former directors, purchased common stock in our IPO at the IPO price per share. Shares which are held by our directors, executive officers and other affiliates may be subject to restrictions under Rule 144 of the Securities Act, among other restrictions that make such shares not freely tradable. If these additional shares of common stock are sold pursuant to the applicable exemptions from such restrictions, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Comprehensive U.S. federal income tax reform could adversely affect us.

New legislation or regulation which could affect our tax burden could be enacted by a governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. U.S. federal legislation affecting the tax laws was enacted in December 2017, in the Tax Cuts and Jobs Act; twice in March 2020, first in the Families First Coronavirus Response Act and again in the CARES Act; in December, 2020 in the Consolidated Appropriates Act, 2021; and in March 2021 in the American Rescue Plan Act of 2021. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a modified territorial system. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, or our future business operations. This Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

Item IB. Unresolved Staff Comments

None

Item 2. Properties

Our principal office is approximately 14,000 square feet of office, warehouse and assembly space in Rockaway, New Jersey pursuant to a lease that expires in 2024 (subject to our right to extend for an additional five years). Our former principal office consisted of approximately 25,000 square feet of leased office space in Basking Ridge, New Jersey. Since the spring of 2020, as a result of COVID-19, our employees previously based in Basking Ridge have conducted business remotely as a result of governmental orders and our internal policies designed to protect the health and safety of our employees. In the fourth quarter of 2020, we formally vacated the Basking Ridge, New Jersey facility and the lease to this facility was formally terminated in 2021. Management believes our facilities in Rockaway are currently suitable for their intended use. We may in the future add new facilities or expand or relinquish existing facilities as our needs evolve, and we believe that should the need arise, suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

Item 3. Legal Proceedings

On July 8, 2019 and August 1, 2019, purported stockholders of our company served putative class action lawsuits in the Superior Court of New Jersey for Somerset County, captioned Paul Kuehl vs. electroCore, Inc., et al., Docket No. SOM-L 000876-19 and Shirley Stone vs. electroCore, Inc., et al., Docket No. SOM-L 001007-19, respectively. In addition to our company, the defendants included present and past directors and officers, Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for our IPO; and two of our stockholders. On August 15, 2019, the Superior Court entered an order consolidating the Kuehl and Stone actions, which proceeded under Docket No. SOM-L 000876-19. Each plaintiff was appointed a co-lead plaintiff. The plaintiffs filed a consolidated amended complaint, which sought certification of a class of stockholders who purchased our common stock in our IPO or whose purchases are traceable to that offering. The consolidated amended complaint alleged that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act with respect to the registration statement and related prospectus for the IPO. The complaint sought unspecified compensatory damages, interest, costs and attorneys’ fees. On October 31, 2019, the Company and the other defendants filed a motion to dismiss the complaint or in the alternative to stay the action in favor of the pending federal action (discussed below). On February 21, 2020 the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On March 2, 2020 the court entered an amended order dismissing the consolidated amended complaint with prejudice. On March 27, 2020, the plaintiffs filed a notice of appeal with the N.J. Superior Court - Appellate Division. The appeal was argued on September 27, 2021. On October 8, 2021, the Appellate Division issued an order reversing the decision of the Superior Court. The case was remanded to the Superior Court for oral argument on the motion to dismiss. On November 11, 2021 the defendants filed a supplemental motion to dismiss based on the certificate of incorporation's forum selection clause. On December 10, 2021, the Superior Court heard argument of the original motion to dismiss and the supplemental motion to dismiss based on the federal forum selection clause. On December 14, 2021, the Superior Court granted both motions in their entirety and dismissed the action without leave to re-plead. On January 27, 2022, the plaintiffs filed a notice of appeal to the Appellate Division. A briefing schedule has been set by the Appellate Division for the appeal but an argument date has not been set.

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

In the Turnofsky case, on November 25, 2019, several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint adds an additional director defendant and two investors as defendants, adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021. On August 13, 2021, the Court dismissed the amended complaint with leave to re-plead. On October 4, 2021, the plantiffs filed a second amended complaint. On November 17, 2021, the defendants moved to dismiss the new complaint. Briefing on the motion is now complete. Argument of the motion has not yet been scheduled.

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

On March 8, 2021, purported stockholder Erwin Yuson brought a purported stockholder derivative action in the United States District Court for the District of New Jersey. The action is captioned Erwin Yuson, derivatively on behalf of electroCore, Inc., vs. Francis R. Amato, et al., Case 3:21-cv-04481. The defendants include present and past directors and officers of the Company. The plaintiff purports to pursue derivative claims on behalf of the Company in connection with a 2019 proxy statement and actions occurring from the IPO through September 25, 2019.  The complaint alleges that demand on the board of directors is excused. The complaint purports to allege claims against the defendants for violating Section 14(a) of the Exchange Act and breaching fiduciary duties. The complaint seeks unspecified compensatory damages, interest, costs and attorneys’ fees; declaratory relief; and an order requiring changes to corporate governance and internal procedures and a vote on proposed amendments to the Bylaws and Certificate of Incorporation.

The plantiffs in the Maltz and Yuson derivative actions agreed to consolidate and stay those actions. The actions are stayed until and through the resolution of any motion for summary judgment in the Turnofsky federal securities class action. A stipulation to that effect was filed by the plaintiffs on April 14, 2021 and ordered by the court on April 30, 2021.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Market under the symbol “ECOR.”

Stockholders

As of March 1, 2022, there were 373 stockholders of record, which excludes stockholders whose shares are held in nominee or street name by brokers.

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

Not applicable.

Item 6. Reserved

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

Overview

We are a commercial stage medical device company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy, called gammaCore. nVNS is a platform bioelectronic medical therapy that modulates neurotransmitters and immune function through its effects on both the peripheral and central nervous systems. We are initially focused on utilizing gammaCore in the management and treatment of primary headache conditions.

Our gammaCore nVNS therapy is the first non-invasive, hand-held medical therapy applied at the neck as an adjunctive therapy to treat migraine and cluster headache through the utilization of a mild electrical stimulation to the vagus nerve that passes through the skin. Designed as a portable, easy-to-use technology, gammaCore can be self-administered by patients, prophylactically or as needed, without the potential side effects associated with commonly prescribed drugs. When placed on a patient ’s neck over the vagus nerve, gammaCore stimulates the nerve’s afferent fibers, which may lead to a reduction of pain in patients. gammaCore (nVNS) is FDA cleared in the United States for adjunctive use for the preventive treatment of cluster headache in adult patients, the acute treatment of pain associated with episodic cluster headache in adult patients, the acute and preventive treatment of migraine in adults and adolescent (ages 12 and older) patients, and paroxysmal hemicrania and hemicrania continua in adult patients. gammaCore is CE-marked in the United Kingdom and European Union for the acute and/or prophylactic treatment of primary headache (Migraine, Cluster Headache, Trigeminal Autonomic Cephalalgias and Hemicrania Continua) and Medication Overuse Headache in adults.

Since May 2019, we have primarily focused our sales efforts in two channels, the U.S. Department of Veterans Affairs and U.S. Department of Defense, and the United Kingdom.

More recently, we began making targeted investments to increase the adoption of our gammaCore therapy in both the United States and abroad. We continue to evaluate strategies to expand commercial adoption of gammaCore, including traditional reimbursement models as well as the potential use of e-commerce and cash pay models through direct-to-physician and direct-to-consumer approaches. We expect to make continued targeted investments in the evaluation and possible execution of these strategies in future quarters. We are unable to predict the impact these strategies will have on our financial condition, results of operations and cash flows due to numerous uncertainties.

In addition, we have announced agreements with new distributors to make gammaCore Sapphire available in several countries beyond the U.S. and United Kingdom.

Capital Activities

On January 18, 2022, we filed a Form S-3 registration statement, or the 2022 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, up to an aggregate amount of $75 million. The 2022 Shelf Registration Statement was declared effective on January 25, 2022. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2022 Shelf Registration Statement. Until such time as the aggregate market value of our securities held by non-affiliates equals or exceeds $75 million, the aggregate maximum offering price of all securities issued by the us in any given 12-calendar month period pursuant to this and any of our other registration statements may not exceed one-third of the aggregate market value of our securities held by non-affiliates.

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

On October 4, 2021, we issued 200,000 shares of our common stock in connection with the lease termination related to our former headquarters located in Basking Ridge, NJ.

On March 27, 2020, we and Lincoln Park Capital Fund, LLC ("Lincoln Park") entered into an equity facility purchase agreement ("Purchase Agreement") pursuant to which we had the right to sell to Lincoln Park shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. In January 2021, we sold 2,750,000 shares of our common stock under the Purchase Agreement, resulting in aggregate proceeds of approximately $6.9 million. On March 11, 2021, we terminated the Purchase Agreement and, accordingly, we will not sell any further shares of our common stock to Lincoln Park under the Purchase Agreement.

Research and Development

Regulatory Clearances

In February 2021, gammaCore received clearance by the FDA for the acute and preventive treatment of migraine in adolescents between 12 and 17 years of age.

In September 2021, we announced the company received Section 510(k) clearance from the United States Food and Drug Administration (FDA) of the company’s submission to expand the label of gammaCore nVNS to include the treatment of Paroxysmal Hemicrania (PH) and Hemicrania Continua (HC) in adults.

Outside the US

In August 2011, we received a CE Certificate of Conformity for gammaCore for the treatment of primary headache from the British Standards Institution, a European Union notified body. This CE Certificate of Conformity allowed us to affix the CE Mark on gammaCore and to commercialize it in the European Economic Area and other countries that recognize the European CE Mark. In addition to the CE Certificate of Conformity for primary headache, between September 2011 and October 2013 we received CE Certificates of Conformity on gammaCore covering four other indications for use, including reactive airway disease and gastric motility disorders. In 2019, the National Institute for Health and Care Excellence, or NICE published a Medical Technology Guidance document recommending the use of gammaCore for Cluster Headache or CH within the National Health Service, or NHS, of England and Wales. On January 2021, NHS Scotland adopted the NICE recommendation and recommended gammaCore for use in the treatment of CH in Scotland.

NHS England awarded gammaCore a place on the Innovation Technology Payment, or ITP, program for treatment of patients with reflectory cluster headache, a reimbursement pathway that opened in April 2019. In October 2020, we announced that the ITP program was extended through March 2021. Effective April 1, 2021, gammaCore Sapphire was included in a new long-term, reimbursement policy, titled the MedTech Funding Mandate Policy 2021/22, or MTFM.

In August 2021, we announced the release of an article entitled “gammaCore for Cluster Headaches: A NICE Medical Technologies Guidance” in the journal PharmacoEconomics highlighting the cost impact of gammaCore’s non-invasive vagus nerve stimulation therapy platform for patients with cluster headaches. The paper is part of a series that provides insight into the development of NICE medical technologies guidance for new or innovative medical devices or diagnostics. The aim of the guidance is to support the adoption of clinically effective and cost-saving technologies in the UK National Health Service. The paper validated that gammaCore both reduces the frequency and severity of cluster headaches when used with standard of care and provides a £450 per patient savings in the first year of therapy versus standard of care alone.

In October 2021, we announced the publication of a peer-reviewed paper entitled “Non-invasive vagus nerve stimulation for treatment of cluster headache: a retrospective review of prescribing in England,” in the British Journal of Healthcare Management. The paper reviews the prescribing trends of gammaCore in England from April 2019 through the end of 2020 and is one of the largest clinical audits of patients with cluster headache. The paper highlights that of the 655 patients who started on gammaCore, 46.3% of patients were prescribed at least one refill and 30.9% were prescribed two or more refills. These real-world results suggest a durable benefit for patients utilizing gammaCore’s non-invasive vagus nerve stimulation (nVNS) for cluster headache in England.

In April 2021, we announced that Health Canada has granted regulatory approval for the promotion and sale of the gammaCore Sapphire family of products in Canada for prevention and therapeutic treatment of migraine and cluster headache, as outlined in the registration application with Health Canada. Later in the year, the company received an amended Medical Device License from Health Canada to expand the label of gammaCore nVNS to include the acute and preventive treatment of migraine in adolescents between 12 and 17 years of age. gammaCore is now cleared for most forms of primary headache including the acute and preventive treatment of migraine in adolescents and adults, as well as the acute and preventive treatment of cluster headache in adults.

In December 2021, we announced the launch of an e-commerce shop for patients residing in the United Kingdom. The site, which can be found at www.gammacore.co.uk, requires patients to complete a healthcare questionnaire in order to purchase a gammaCore Sapphire™, non-invasive vagus nerve stimulator (nVNS) device online. The first product launched on the platform is designed to treat menstrual migraine, supporting the 60% of women who report migraine symptoms associated with their menstrual cycle. This platform will allow patients to experience a fully virtual experience by completing an online clinical assessment, having product delivered to their door, and being trained via video calls with a member of the UK customer service team.

Throughout 2021 we continued executing on the plan to expand international distribution by onboarding exclusive distribution partners outside the United States and United Kingdom (Table 1).

Table 1: International Distributor List

Territory	Distributor	Country
North America	RSK Medical	Canada
Eastern Europe	Pro Medical Baltic	Lithuania, Latvia, Belarus, Kazakhstan, and Ukraine
Western Europe	Silvert Medical Nv-Sa.	Belgium, Luxembourg, the Netherlands, and France
Australia	Medistar2 PTY Ltd	Australia
Asia	Kromax International Corp. Kromax South Asia Pte Ltd.	Taiwan and China Malaysia, Singapore, and Indonesia
Middle East	East Agency Melidonia Cyrus Medexsol	Qatar Cypress United Arab Emirates and Oman Saudi Arabia and Bahrain

Impact of COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact business partners, customers and the global supply chain. In particular, the pandemic has resulted in a significant reduction in non-essential contact between patients and healthcare providers, shifting of focus by healthcare providers to the acute treatment of COVID-19 related illness regardless of specialty. We believe these restrictions have limited our sales force’s ability to generate additional interest in the Company’s products. While we began to experience disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, we are unable to predict the impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the development, rollout and availability of effective treatments and vaccines, the imposition of various protective public safety measures including vaccine mandates, as well as the transmissibility and effects of new coronavirus variants such as those experienced with respect to the Omicron variant beginning in early December 2021, and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including those where our principal place of business is located and sales force seeks to operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown of effective treatments and vaccines.

Because the COVID-19 pandemic affected, among other things, our access to prescribing physicians and their access to headache patients, on March 23, 2020 we suspended our earlier full-year revenue guidance until we could better understand the trajectory of our business, as well as announced a reduction in our activities, and adjusted our cash runway expectations in response to the potential adverse impact caused by the COVID-19 pandemic. Compared to our earlier expectations, we believe that our results for the year ended December 31, 2021 reflect a negative impact from, among other things, the global pandemic. Moreover, our expectations for at least the beginning of 2022 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains uncertain.

In July 2020, the Company received an EUA for use of its gammaCore Sapphire CV nVNS therapy for the acute treatment of asthma exacerbations in known or suspected COVID-19 patients. This EUA is expected to remain in effect for the duration of the COVID-19 pandemic justifying emergency use of these devices unless terminated or revoked by the FDA (after which products may no longer be used). We did not recognize material revenue from the sales of gammaCore Sapphire CV during the year ended December 31, 2021, and we do not expect to recognize material revenue from the sales of gammaCore Sapphire CV in general.

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

We have a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of discounts and rebates. Our historical collection is an integral part of the estimation process related to revenues and receivables. Further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

Revenue from the Veterans Administration and the Department of Defense

Revenue from sales of our products is recognized under terms of the Federal Supply Schedule, or FSS, and purchase orders from individual VA sites and a distributor who purchases our products on behalf of the DoD. Revenue from the VA includes sales of therapy for up to 36 months.

Sales to the VA and DoD are at a fixed price and are usually paid at the time of delivery.

A cash refund is allowed under specific circumstances for undamaged and non-defective products. Damaged or defective products are replaced at no charge.

United Kingdom Revenue

In the United Kingdom, an award from the Innovation Technology Payment program of the NHS and evidence-based recommendations published in December 2021 by NICE offer the potential for us to generate revenue from the treatment of CH. This is the primary commercial channel from which our United Kingdom revenue is derived. The first 93 days of therapy is free under this program. The cost to produce the free therapy in the 93-day period is recorded as promotional expense within selling, general and administrative expenses.

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

Recently, product offering in the United Kingdom has expanded to 10-day therapy at a fixed price for menstrual migraine patients purchasing product through our UK e-commerce store. All revenue associated with the menstrual migraine product are paid prior to product being shipped.

United States Commercial Revenue Outside of Federal Supply Schedule Channel

Revenue from our e-commerce and cash pay models through direct-to-physician and direct-to-consumer channel are usually recognized at the time of product shipment or delivery dependent on specific contractual terms, less any discounts or rebates.

Managed care rebates represent our estimated obligations to pharmacy benefit managers. Rebate accruals are recognized in the same period the related revenue is recognized. Co-payment assistance represents financial assistance to qualified patients, to assist them with co-payments for gammaCore therapy. The calculation of the accrual is based on an estimate of claims and the cost per claim that we expect to incur associated with inventory that exists in the distribution channel at period end. The amount of monthly co-payment assistance is up to a maximum of $100 per prescription.

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

Inventories

We value inventory at the lower of cost or net realizable value. Cost is determined on a first in first out basis. This policy requires us to make estimates regarding the net realizable value of our inventory, including an assessment of excess or obsolete inventory. We evaluate inventory for excess quantities and obsolescence based on an estimate of the future demand for our product within a specified timeframe and record an allowance to reduce the carrying value of inventory as determined necessary. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. We evaluate inventory with respect to our operating cycle and classify inventory as either current or long-term on our balance sheet. We further consider inventory shelf life in our estimates regarding the net realizable value of our inventory. If our actual demand is less than our forecast demand, we may be required to take additional excess inventory charges, which would decrease gross margin and adversely impact net operating results in the future.

Income taxes

We routinely assess whether a valuation allowance should be established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. The assessment of the realizability of deferred tax assets requires management to make numerous estimates and assumptions. Factors that are considered in this assessment include the nature, frequency, and severity of recent losses; a forecast of future profitability; the duration of statutory carryback and carryforward periods; our experience with tax attributes expiring unused; and tax planning alternatives.

Stock-based compensation

We recognize compensation expense associated with the issuance of equity instruments to employees and non-employees for their services. Compensation expense is determined based on the grant date fair value and is expensed over the vesting period. The grant date fair value of stock options is measured using the Black-Scholes option valuation model. The input assumptions used in determining the fair value of options are expected life, expected volatility, risk-free interest rate and expected dividend yield. These input assumptions are based on management’s estimates, and these estimates are evaluated periodically for reasonability. The expected life of the option represents the period the stock-based awards are expected to be outstanding. We use the simplified method for estimating the expected life of the options since we have limited historical experience to estimate expected term behavior. Since our common stock was not publicly traded until June 2018 there has been insufficient volatility data available. Accordingly, we calculate expected volatility using comparable peer companies with publicly traded shares over a term similar to the expected term of the options issued. Since we currently do not intend to pay dividends on our common stock, we estimate the dividend yield percentage to be zero. We base the risk-free interest rate on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options being valued.

Loss contingencies

We are subject to claims and lawsuits in the ordinary course of business, including claims by employees or former employees, with respect to our products and involving commercial disputes, or shareholder actions. We accrue for loss contingencies when it is deemed probable that a loss has been incurred and the loss is estimable. The amounts accrued are based on the full amount of the estimated loss considering insurance proceeds, if applicable, and do not include legal fees expected to be incurred in connection with the loss contingency. The process of analyzing, assessing, and establishing reserve estimates relative to legal proceedings involves a high degree of judgment. Our consolidated financial statements do not reflect any material amounts related to unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are not expected to result in a material adverse effect on our financial condition. Management estimates that its current insurance coverage is sufficient to meet the potential liabilities of pending legal proceedings. Changes in facts and circumstances related to such proceedings could lead to significant adjustments to reserve estimates for such matters and could have a material impact on our results of operations, cash flows and financial condition in the period that reserve estimates are adjusted or paid.

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

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 with the changes in those items in dollars.

	Years ended December 31,
	2021	2020	Change
	(in thousands)
Net sales	$5,451.2	$3,495.8	$1,955.4
Cost of goods sold	1,385.0	1,737.5	(352.5)
Gross profit	4,066.2	1,758.3	2,307.9
Operating expenses:
Research and development	2,535.9	4,201.3	(1,665.4)
Selling, general and administrative	21,573.4	21,840.9	(267.5)
Restructuring and other severance related charges	—	464.6	(464.6)
Total operating expenses	24,109.3	26,506.8	(2,397.5)
Loss from operations	(20,043.1)	(24,748.5)	4,705.4
Other (income) expense:
Gain on extinguishment of debt	(1,422.2)	—	(1,422.2)
Gain on termination of joint venture	(549.3)	—	(549.3)
Interest and other income	(10.7)	(84.3)	73.6
Other expense	8.3	17.8	(9.5)
Total other (income) expense	(1,973.9)	(66.5)	(1,907.4)
Loss before income taxes	(18,069.2)	(24,682.0)	6,612.8
Benefit from income taxes	851.2	1,170.9	(319.7)
Net loss	(17,218.0)	(23,511.1)	6,293.1

Net Sales

Net sales for the year ended December 31, 2021 increased 56% as compared to the year ended December 31, 2020. The increase of $2.0 million is due to increased sales from the U.S. Department of Veteran Affairs, as well as increased sales from outside the United States, and our U.S. commercial channel. We expect that the majority of our 2022 fiscal year revenue will continue to come from the U.S. Department of Veterans Affairs and United Kingdom, however, we expect to increase revenue from our commercial channel through cash pay models via direct-to-consumer approaches through our online stores in the United States and United Kingdom. Further, we expanded our cash pay proposition to include direct to physician models within our traditional neurology headache specialists, as well as the wide range of medical providers who manage patients' headache conditions including primary care physicians, women's health, pain management, functional and integrative medicine professionals, as well as chiropractors, and PharmDs (Doctors of Pharmacy).

Gross Profit

Gross profit increased $2.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was due to the increase in net sales, as well as an inventory charge of $0.4 million in 2020 for which there was a corresponding charge of $70,000 in 2021. Gross margin was 75% and 50% for the years ended December 31, 2021 and 2020, respectively. Excluding the 2021 and 2020 inventory charges, gross margin for the years ended December 31, 2021 and December 31, 2020 was 76% and 63%, respectively. The increase in gross margin, excluding the 2020 inventory charge, was largely due to the more favorable absorption of labor and overhead costs, and product mix. The selling of our products with longer periods of therapy, have had a favorable impact on our gross profit and gross margin. Gross profit and gross margin in 2022 will be largely dependent on revenue levels, product mix, and the pricing levels of our therapy.

Research and Development

Research and development expense of $2.5 million for the year ended December 31, 2021 decreased by $1.7 million, or 40%, as compared to 2020.

This reduction was primarily due to significant reductions in company sponsored clinical trial costs offset by targeted investments to support certain investigator-initiated trials, scientific publications and product development. We expect research and development expenses to increase in 2022 largely due to planned expenditures in connection with the next generation of our therapy delivery platform.

Selling, General and Administrative

Selling, general and administrative expense of $21.6 million for the year ended December 31, 2021 was consistent with the prior year. Excluding the $0.6 million write-off of an operating lease right of use asset in 2020, selling general and administrative expense was $21.2 million for the year ended December 31, 2020. We expect an increase in our 2022 selling, general, and administrative expense as we may make targeted investments to support our commercial efforts.

Restructuring and Other Severance Related Expenses

There were no restructuring and other severance related costs recorded during the year ended December 31, 2021. Restructuring and other severance related charges for the year ended December 31, 2020 of $464,606 consisted of severance related expenses in connection with personnel changes.

Other (Income) Expense

Other (income) expense for the year ended December 31, 2021 of 1.9 million primarily represents the gain of $1.4 million recorded in association with the forgiveness of the PPP Loan and the gain of $0.5 million recorded related to the termination of the joint venture in Australia. Interest and other income of $10,678 and $84,327 for the years ended December 31, 2021 and 2020, respectively, primarily consisted of interest earned on cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

At December 31, 2021 our cash, cash equivalents, and marketable securities was $34.7 million compared to $22.6 million at December 31, 2020.

	December 31,
	2021	2020
	(in millions)
Net cash (used in) provided by
Operating activities	$(13.6)	$(20.1)
Investing activities	$18.2	$(8.0)
Financing activities	$25.7	$18.9

Operating Activities

Net cash used in operating activities was  $13.6 million and $20.1 million for the years ended December 31, 2021 and 2020, respectively. The reduction in 2021 is primarily due to a decrease in our net loss from operations, and less cash being used for working capital components such as inventory and accounts payable.

Investing Activities

Net cash provided by investing activities was $18.2 million for the year ended December 31, 2021. For the year ended December 31, 2020, net cash used in investing activities was $8.0 million. This increase reflects the increase in funds received from the maturity of marketable securities partially offset by a decrease in our purchases of marketable securities during the current period.

Financing Activities

Net cash provided by financing activities was $25.7 million for the year ended December 31, 2021, representing net proceeds from the sale of common stock. For the year ended December 31, 2020, net cash provided by financing activities was $18.9 representing net cash proceeds of $17.5 million from the issuance of common stock and $1.4 million from our loan under the PPP.

Liquidity Outlook

As of December 31, 2021, our cash, cash equivalents and marketable securities totaled $34.7 million.

We have experienced recurring losses since our inception. We incurred net cash used in operating activities of $13.6 million and $20.1 million for the years ended December 31, 2021 and 2020, respectively. We expect to continue to incur substantial negative cash flows from operations for at least the next several years as we work to increase market acceptance of our gammaCore therapy for the acute treatment of primary headache and its other indications.

Our expected cash requirements for the next 12 months and beyond are largely based on the commercial success of our products and the level of targeted investment in our commercial strategies. There are significant risks and uncertainties as to our ability to achieve these operating results, including as a result of the adverse impact on its headache business from the ongoing COVID-19 pandemic. These conditions raise substantial doubt about our ability to continue as a going concern.

We have historically funded our operations from the sale of our common stock. During the year ended December 31, 2021, we received net proceeds of approximately $25.7 million from such sales and as of December 31, 2021, our cash, cash equivalents and marketable securities totaled $34.7 million.

We believe that the substantial doubt of our ability to continue as going concern is alleviated based on proceeds received from recent offerings of our common stock. We believe our cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the financial statements included in this Annual Report are made available.

Beyond the next 12 months, we believe that our growth will depend, in part, on our ability to fund our commercial efforts for our gammaCore therapy, and to opportunistically pursue research and development activities for additional indications for our gammaCore therapy. Our existing resources are unlikely to allow us to conduct all the activities that we believe could be beneficial for our future growth. As a result, we will need to seek additional funds in the future or curtail or forgo some or all such activities. If we seek to and are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Changes, including those relating to the payer and competitive landscape, our commercialization strategy, our development activities and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly.

On January 18, 2022, we filed a Form S-3 registration statement, or the 2022 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which we refer to collectively as the Shelf Securities, up to an aggregate amount of $75 million. The 2022 Shelf Registration Statement was declared effective on January 25, 2022.The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2022 Shelf Registration Statement. Until such time as the aggregate market value of our securities held by non-affiliates equals or exceeds $75 million, the aggregate maximum offering price of all securities issued by the us in any given 12-calendar month period pursuant to this and any of our other registration statements may not exceed one-third of the aggregate market value of our securities held by non-affiliates.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2021

Our exposure to market interest rate risk is confined to our cash and cash equivalents and marketable securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on interest income recognized in our statement of operations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk. We contract with CROs, investigational sites, suppliers and other vendors in Europe and internationally. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2021.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9 A. Controls and Procedures

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2021 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2021, were effective for the purposes stated above.

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

As of December 31, 2021, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2021 our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 404 of Regulation S-K. The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Item 16. Form 10-K Summary

None.

Exhibit Number	Description
3.1***	Certificate of Incorporation of electroCore, Inc.

3.2*****	Amended and Restated Bylaws of electroCore, Inc.

4.1*****	Registration Rights Agreement, dated March 27, 2020, between electroCore, Inc. and Lincoln Park Capital Fund, LLC

4.2*	Description of Capital Stock

10.2†**	electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.3†*	Form of Employee Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.4†*	Form of Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.5†**	Form of Employee Restricted Stock Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.6†**	Form of Non-Employee Director Inaugural Deferred Stock Unit Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.7†**	Form of Non-Employee Director Inaugural Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.8†**	Form of Non-Employee Director Inaugural Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.9†**	Form of Non-Employee Director Annual Deferred Stock Unit Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.10†**	Form of Non-Employee Director Annual Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.11†**	Form of Non-Employee Director Annual Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan

10.12†**	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors

10.13†**	Form of electroCore, Inc. Management Severance Plan

10.14†*	electroCore, Inc. Non-Employee Director Compensation Policy

10.15****	Rockaway, NJ Office Lease between Anson Logistics Assets LLC and electroCore, Inc.

10.17**	Form of Common Unit Warrant

10.18**	Form of Series A Warrant

10.19**	Form of Bridge Warrant

10.20†	Employment Offer Letter, dated as of September 26, 2019, between electroCore, Inc. and Daniel Goldberger, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on October 2, 2019.

10.21†	Brian Posner Employment Agreement, dated as of January 30, 2019, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on March 12, 2019.

10.22†	Amendment to Brian Posner Employment Agreement, dated as of August 8, 2019, incorporated by reference to the Company's Quarterly Report on Form 10-Q, as filed with the Commission on August 14, 2019.

21.1*	List of subsidiaries of electroCore, Inc.

23.1*	Consent of Marcum LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑228863.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 as filed with the Commission on August 14, 2019.

****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 as filed with the Commission on March 28, 2019.

*****	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with Commission on March 27, 2020.

******	Incorporated by reference to the Company's Current Report on Form 8-K as filed with Commission on December 23, 2021
†	Indicates management agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

electroCore, Inc.

Date: March 10, 2022	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer and Director (Principal Executive Officer)
Date: March 10, 2022	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Cuneo	Chairman of the Board	March 10, 2022
Peter Cuneo

/s/ Michael G. Atieh	Director	March 10, 2022
Michael G. Atieh

/s/ Daniel S. Goldberger	Director	March 10, 2022
Daniel S. Goldberger
/s/ John Gandolfo	Director	March 10, 2022
John Gandolfo

/s/ Joseph P. Errico	Director	March 10, 2022
Joseph P. Errico

/s/ Thomas Patton	Director	March 10, 2022
Thomas Patton

/s/ Thomas J. Errico, M.D.	Director	March 10, 2022
Thomas J. Errico, M.D.

/s/ Trevor J. Moody	Director	March 10, 2022
Trevor J. Moody

F-1

                                 .

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

electroCore, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of electroCore, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020,  and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
March 10, 2022

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$34,688,880	$4,241,937
Marketable securities	—	18,386,160
Accounts receivable, net	438,243	270,546
Inventories, net	1,360,594	876,436
Prepaid expenses and other current assets	1,053,572	1,288,588
Total current assets	37,541,289	25,063,667

Inventories, noncurrent	3,940,055	4,865,181
Property and equipment, net	146,568	244,047
Operating lease right of use assets, net	613,280	517,257
Other assets, net	591,518	828,011
Total assets	$42,832,710	$31,518,163
Liabilities and Equity
Current liabilities:
Accounts payable	$1,543,032	$2,078,699
Accrued expenses and other current liabilities	3,880,978	2,965,702
Note payable, current	—	311,354
Current portion of operating lease liabilities	61,403	534,547
Total current liabilities	5,485,413	5,890,302
Operating lease liabilities, noncurrent	699,463	885,333
Note payable, noncurrent	—	1,097,946
Total liabilities	6,184,876	7,873,581
Commitments and contingencies (Note 17)	—	—
Stockholders' equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 0 shares issued and outstanding as of both December 31, 2021 and December 31, 2020	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized as of both December 31, 2021 and 2020; 70,704,123 shares issued and outstanding at December 31, 2021, and 45,559,765 shares issued and outstanding at December 31, 2020	70,704	45,560
Additional paid-in capital	160,772,600	130,205,027
Accumulated deficit	(124,208,218)	(106,990,148)
Accumulated other comprehensive income (loss)	12,748	(251,467)
Total stockholders' equity	36,647,834	23,008,972
Noncontrolling interest	—	635,610
Total equity	36,647,834	23,644,582
Total liabilities and equity	$42,832,710	$31,518,163

See accompanying notes to the consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2021	2020
Net sales	$5,451,192	$3,495,832
Cost of goods sold	1,385,003	1,737,539
Gross profit	4,066,189	1,758,293
Operating expenses:
Research and development	2,535,864	4,201,279
Selling, general and administrative	21,573,431	21,840,919
Restructuring and other severance related charges	—	464,606
Total operating expenses	24,109,295	26,506,804
Loss from operations	(20,043,106)	(24,748,511)
Other (income) expense:
Gain on extinguishment of debt	(1,422,214)	—
Gain on termination of joint venture	(549,254)	—
Interest and other income	(10,678)	(84,327)
Other expense	8,280	17,756
Total other income	(1,973,866)	(66,571)
Loss before income taxes	(18,069,240)	(24,681,940)
Benefit from income taxes	851,170	1,170,890
Net loss	$(17,218,070)	$(23,511,050)
Net loss per share of common stock - Basic and Diluted (see Note 13)	$(0.29)	$(0.60)
Weighted average common shares outstanding - Basic and Diluted (see Note 13)	59,177,718	38,998,698

See accompanying notes to the consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2021	2020
Net loss	$(17,218,070)	$(23,511,050)
Other comprehensive income (loss):
Foreign currency translation adjustment	175,470	(207,012)
Foreign currency translation adjustment - deconsolidation	86,356	—
Unrealized gain (loss) on marketable securities, net of taxes as applicable	2,389	(3,160)
Other comprehensive income (loss)	264,215	(210,172)
Comprehensive loss	$(16,953,855)	$(23,721,222)

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Statements of Equity
For the Years Ended December 31, 2021 and 2020

			Additional		Accumulated other	Total electroCore, Inc.,
	Common Stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	Total
	Shares	Amount	capital	deficit	income (loss)	equity	interest	equity
Balances as of December 31, 2019	29,835,183	29,835	107,752,066	(83,479,098)	(41,295)	24,261,508	635,610	24,897,118
Net loss	—	—	—	(23,511,050)	—	(23,511,050)	—	(23,511,050)
Other comprehensive income	—	—	—	—	(210,172)	(210,172)	—	(210,172)
Issuance of stock (see Note 12)	14,308,048	14,308	19,370,888	—	—	19,385,196	—	19,385,196
Equity financing commitment fee*	692,514	693	(693)	—	—	—	—	—
Financing fees	—	—	(182,821)	—	—	(182,821)	—	(182,821)
Issuance of common stock in connection with employee stock plans, net of forfeitures	724,020	724	(724)	—	—	—	—	—
Share based compensation	—	—	3,266,311	—	—	3,266,311	—	3,266,311
Balances as of December 31, 2020	45,559,765	45,560	130,205,027	(106,990,148)	(251,467)	23,008,972	635,610	23,644,582
Net loss	—	—	—	(17,218,070)	—	(17,218,070)	—	(17,218,070)
Other comprehensive income	—	—	—	—	264,215	264,215	—	264,215
Issuance of stock (see Note 12)	23,450,000	23,450	25,658,712	—	—	25,682,162	—	25,682,162
Issuance of stock to satisfy certain obligations (see Note 12)	1,152,380	1,152	1,207,323	—	—	1,208,475	—	1,208,475
Issuance of common stock in connection with employee stock plans, net of forfeitures	376,565	377	(377)	—	—	—	—	—
Settlement of accrued bonus	165,413	165	399,832	—	—	399,997	—	399,997
Share based compensation	—	—	3,302,083	—	—	3,302,083	—	3,302,083
Termination of joint venture	—	—	—	—	—	—	(635,610)	(635,610)
Balances as of December 31, 2021	70,704,123	$70,704	$160,772,600	$(124,208,218)	$12,748	$36,647,834	$—	$36,647,834

*Reflects commitment shares issued in accordance with the Company's equity facility purchase agreement with Lincoln Park Capital. For additional information see Note 12. Stockholders' Equity, Lincoln Park Purchase Agreement.

See accompanying notes to the consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,218,070)	$(23,511,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,302,083	3,266,311
Depreciation and amortization	381,509	399,242
Amortization of marketable securities premium	142,244	31,096
Gain on extinguishment of debt	(1,422,214)	—
Gain on termination of joint venture	(549,254)	—
Gain on lease settlement	(57,371)	—
Increase in allowance for doubtful accounts	49,489	—
(Gain) loss on legal fee obligation settled with stock	(9,525)	156,434
Noncash lease expense	55,114	372,304
Inventory reserve charge	69,972	433,918
Write-off of right of use operating lease asset	—	557,543
Other	—	676
Changes in operating assets and liabilities:
Accounts receivable	(217,186)	225,594
Inventories	370,996	735,637
Prepaid expenses and other assets	716,044	982,129
Accounts payable	464,333	(1,581,579)
Accrued expense and other current liabilities	425,219	(1,632,617)
Right of use operating lease assets	(151,137)	—
Operating lease liabilities	20,131	(486,445)
Net cash used in operating activities	(13,627,623)	(20,050,807)
Cash flows from investing activities:
Purchase of marketable securities	(5,082,730)	(24,463,158)
Proceeds from maturities of marketable securities	23,300,000	16,500,000
Net cash provided by (used in) investing activities	18,217,270	(7,963,158)
Cash flows from financing activities:
Proceeds from shares issued, net of related expenses	25,682,162	17,489,563
Proceeds from note issued	—	1,410,524
Net cash provided by financing activities	25,682,162	18,900,087
Effect of changes in exchange rates on cash and cash equivalents	175,134	(207,976)
Net increase (decrease) in cash and cash equivalents	30,446,943	(9,321,854)
Cash and cash equivalents – beginning of year	4,241,937	13,563,791
Cash and cash equivalents – end of year	$34,688,880	$4,241,937

Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$876,690	$1,170,890
Income taxes paid	$38,622	$3,769
Interest paid	$9,941	$12,895
Supplemental schedule of noncash activity:
Settlement of certain obligations through issuance of common stock	$1,275,370	$1,548,702
2020 bonus paid in stock	$399,997	$—

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC. ANd SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. The Company

electroCore is commercial stage medical device company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy, called gammaCore. nVNS is a platform bioelectronic medical therapy that modulates neurotransmitters and immune function through its effects on both the peripheral and central nervous systems. The Company is initially focused on utilizing gammaCore in the management and treatment of primary headache conditions.

electroCore, headquartered in Rockaway, New Jersey, has two wholly owned subsidiaries: electroCore Germany GmbH, and electroCore UK Ltd. The Company has ceased its operations in Germany, although sales to Germany are still supported by electroCore UK Ltd. On November 2, 2021, the Company formally terminated its agreement with electroCore (Aust) Pty Limited (“electroCoreAustralia”). Prior to this termination, electroCoreAustralia was subject to electroCore’s control on a basis other than voting interests and was a variable interest entity (“VIE”), for which electroCore was the primary beneficiary. As of May 2017, the VIE had ceased operations. (see Note 14)

Note 2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and the rules and regulations of the Securities and Exchange Commission ("SEC").

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of electroCore and its wholly owned subsidiaries. electroCore Australia was consolidated with the non-controlled equity presented as non-controlling interest in the Company's consolidated financial statements for the year ended December 31, 2020. As described in Note 1, the Company terminated its affiliation with electroCore Australia on November 2, 2021 and, as such, this dormant entity was not included in the Company's consolidated financial statements for the year ended December 31, 2021. All intercompany balances and transactions have been eliminated in consolidation.

(c) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, trade credits, rebates, co-payment assistance and sales returns, valuation of inventory, stock compensation, incremental borrowing rate and contingencies.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(g) Concentration of Credit Risk

Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. As of December 31, 2021, the Company's cash equivalents and marketable securities were largely comprised of money market funds. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. As of December 31, 2021, approximately 99.2% of the Company’s cash, cash equivalents and marketable securities was denominated in U.S. Dollars, the balance is subject to foreign exchange risk.

(h) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. Management considers an account receivable to be past due when it is not settled under its stated terms. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2021 and 2020, the Company's allowance for doubtful accounts was immaterial. The Company does not have any off balance sheet credit exposure related to its customers.

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

Depreciation and leasehold improvement amortization is computed using the following estimated useful lives:

Machinery and equipment	3–15 years
Leasehold improvements	Lesser of estimated useful life or remaining term of lease
Furniture and fixtures	5–10 years
Computer equipment	5 years

ELECTROCORE, INC. AND SUBSIDIARIES

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

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(o) Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax provisions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company is currently not aware of any issues under review that could result in significant payments, accruals or deviation from its position during the next twelve months.

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

(s) Revision of Statement of Cash Flows Activity

In preparation of its financial statements for the quarter ended March 31, 2021, the Company realized that proceeds from its July 1, 2020 Commercial Insurance Premium Finance and Security Agreement should have been treated as a noncash activity instead of grossed up on the accompanying consolidated statement of cash flows. Even though the amount was not considered material, the financial statements have been revised. As a result, net cash used in operating and provided by financing activities for the year ended December 31, 2020, decreased by approximately $52,000.

(t) Prior year presentation

Prior year presentation has been conformed to current year presentation.

(u) Recently Adopted Accounting Standards

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

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

 Note 3. Significant Risks and Uncertainties

Liquidity

The Company has experienced significant net losses and cash used in operations, and it expects to continue to incur net losses and cash used in operations for the near future as it works to increase market acceptance of its gammaCore. The Company has never been profitable and has incurred net losses and cash used in operations in each year since its inception. The Company incurred net losses of $17.2 million and $23.5 million for the years ended December 31, 2021 and 2020, respectively.  Cash used in operating activities was $13.6 million and  $20.1 million for the years ended December 31, 2021 and 2020, respectively.

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

The Company has historically funded its operations from the sale of its common stock. During the year ended December 31, 2021, the Company received net proceeds of approximately $25.7 million from such sales and as of December 31, 2021, the Company’s cash, cash equivalents and marketable securities totaled $34.7 million. The Company believes that the substantial doubt of its ability to continue as a going concern is alleviated based on proceeds received from its common stock offerings. The Company believes its cash and marketable securities will enable it to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue (i) in the United States from the Department of Veterans Affairs and Department of Defense ("VA/DoD") pursuant to its qualifying contract under the Federal Supply Schedule and open market sales to individual Department of Veterans Affairs facilities and (ii) in the United Kingdom from the National Health Service. Each of these two channels accounted for 10% or more of the Company's net sales in the years ended December 31, 2021 and 2020. The following table reflects the respective concentration as a percentage of the Company's total net sales:

	Years ended December 31,
	2021	2020
Revenue channel:
VA/DoD	59.8%	57.9%
National Health Service	24.1%	29.0%

The following table reflects the Company's net sales concentration within the VA/DoD:

	Years ended December 31,
	2021	2020
Number of VA/DoD facilities	4	4
VA/DoD net sales concentration	51.4%	45.3%
Number of VA/DoD facilities accounting for more than 10% of VA/DoD net sales	2	2

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

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

COVID-19 Risks and Uncertainties

The Company continues to monitor the impact of the coronavirus pandemic on all aspects of its business and geographies, including how it will impact business partners, customers and the global supply chain. While the Company experienced disruptions during the years ended December 31, 2021 and 2020 from the coronavirus pandemic, it is unable to predict the full impact that the coronavirus pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The coronavirus pandemic has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Depending upon the duration and severity of the pandemic, the continuing effect on the Company's results and outlook over the long term remains uncertain.

Note 4. Revenue Recognition

Geographical Net Sales

The following table presents net sales disaggregated by geographic area:

	Years ended December 31,
	2021	2020
Geographic Market
United States	$3,939,862	$2,374,687
United Kingdom	1,343,981	1,051,206
Germany	28,993	53,925
Other	138,356	16,014
Total Net Sales	$5,451,192	$3,495,832

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

Trade credits are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience. For the years ended December 31, 2021 and 2020, trade credits and discounts were immaterial.

Contract Balances

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Accordingly, under ASC 606, the Company’s contracts with customers did not give rise to contract assets or liabilities during the year ended December 31, 2021 and 2020.

Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 5. Cash, Cash Equivalents and Marketable Securities

The following tables summarizes the Company’s cash, cash equivalents and marketable securities as of December 31, 2021 and 2020.

As of December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$34,688,880	$—	$—	$34,688,880

U.S. Treasury Bonds	421	—	(421)	—
Total marketable securities	$421	$—	$(421)	$—

Total cash, cash equivalents and marketable securities	$34,689,301	$—	$(421)	$34,688,880

As of December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$4,241,937	$—	$—	$4,241,937

U.S. Treasury Bonds	18,388,970	—	(2,810)	18,386,160
Total marketable securities	$18,388,970	$—	$(2,810)	$18,386,160

Total cash, cash equivalents and marketable securities	$22,630,907	$—	$(2,810)	$22,628,097

The Company’s U.S. treasury bonds mature within one year.

Note 6. Fair Value Measurements

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

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

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

As of December 31, 2020, the Company's Marketable securities (U.S. treasury bonds) in the amount of $18,386,160 were carried at fair value in accordance with Level 1 as described above. The Company had no financial assets or liabilities as of December 31, 2021 that required valuation in accordance with the Levels described above. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2021 and 2020. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.

Note 7.  Inventory

As of December 31, 2021 and 2020, inventories consisted of the following:

	December 31,
	2021	2020
Raw materials	$768,862	$1,008,653
Work in process	4,071,516	4,304,415
Finished Goods	460,271	428,549
Total Inventory	5,300,649	5,741,617
Less: noncurrent inventory	3,940,055	4,865,181
Total current inventory	$1,360,594	$876,436

As of December 31, 2021 and 2020, the Company reserved $821,012 and $721,462 respectively, for obsolete inventory. The Company records charges for obsolete inventory in cost of goods sold. As of December 31, 2021 and 2020, noncurrent inventory was comprised of approximately $0.9 million and $0.7 million of raw materials, respectively, and $3.0 million and $4.2 million of work in process, respectively. Inventory classified under the category Work in process consists of prefabricated assembled product.

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 8.  Leases

The Company accounts for leases in accordance with FASB ASU 2016-02, Leases (Topic 842), and its operating leases consist of office space, manufacturing/warehouse space, and office equipment. The Company elected not to recognize right of use assets and lease liabilities for short term leases, i.e., leases with a noncancelable period of 12 months or less. The Company recognized the option to renew its manufacturing/warehouse space ("Rockaway space") as part of the right of use asset and the lease liability as the Company deemed that the renewal option was reasonably certain to be exercised.

In connection with its cost reduction strategies, the Company vacated its New Jersey corporate headquarters ("Basking Ridge office space") and relocated its corporate headquarters to the Rockaway space effective December 31, 2020. Although the Basking Ridge lease agreement provided for sublease, the Company did not elect this option in light of the economic downturn in commercial real estate due to the pandemic and other factors. In December 2020, the Company informed the Basking Ridge landlord of its intention to vacate the Basking Ridge office space on December 31, 2020.

On December 31, 2020, the Company wrote off the net book value of the operating lease right of use asset associated with the Basking Ridge office space in the amount of $534,493 along with the related asset balances totaling $23,050. This charge is reflected in the Company’s Consolidated Statement of Operations for the year ended December 31, 2020, under selling, general and administrative expense.

On September 27, 2021, the Company entered into the Termination and Settlement Agreement ("Agreement") with the lessor of the Basking Ridge office space. The Agreement provided for the immediate termination of the Basking Ridge lease in its entirety. In consideration for the lease termination, the Company agreed to pay the lessor a total of $500,000 in cash and issue to the lessor 200,000 shares of its common stock. As of December 31, 2021, such payments were satisfied by the Company. The Company recorded a gain of $57,371 in connection with the termination of the Agreement which is included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2021 under the caption Operating expenses - Selling, general and administrative.

For the years ended December 31, 2021 and 2020, the Company recognized lease expense of $146,236 and $573,046, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

Supplemental Balance Sheet Information for Operating Leases:

	December 31,
	2021	2020
Operating leases:
Operating lease right of use assets	$613,280	$517,257
Operating lease liabilities:
Current portion of operating lease liabilities	61,403	534,547
Noncurrent operating lease liabilities	699,463	885,333
Total operating lease liabilities	$760,866	$1,419,880
Weighted average remaining lease term (in years)	6.9	5.7
Weighted average discount rate	13.8%	13.8%

Future minimum lease payments under non-cancellable operating leases as of December 31, 2021:

Financial year
2022	$160,486
2023	163,962
2024	167,524
2025	171,180
2026	160,602
2027 and thereafter	373,118
Total future minimum lease payments	1,196,872
Less: Amounts representing interest	(436,006)
Total	$760,866

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Note 9. Cloud Computing Arrangement

In 2018, the Company entered into a contract to obtain a cloud computing arrangement (“CCA”). In accordance with ASU 2018-15, the implementation costs incurred in the CCA were deferred and recognized as other assets and are being amortized to expense over the noncancelable term of the arrangement. The implementation of this CCA was completed on June 30, 2019. Beginning July 1, 2019, the Company went live with the cloud computing Enterprise Resource Planning system and all future related costs are expensed as incurred. In July 2019, the Company began amortizing the related deferred costs over the remaining period of the noncancelable arrangement. Amortization costs for the years ended December 31, 2021 and 2020 were $282,074 and $282,074, respectively. As of December 31, 2021, the remaining term of the lease is approximately two years. The CCA is included in the accompanying Consolidated Balance Sheet for the years ended December 31, 2021 and 2020 under the caption Other assets, net, and is summarized below:

	December 31,
	2021	2020
Cloud Computing Arrangement	$1,222,322	$1,222,322
Less: accumulated amortization	705,186	423,112
Cloud Computing Arrangement, net	$517,136	$799,210

Note 10. Accrued Expenses and Other Current Liabilities

Accrued expenses as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Accrued professional fees	$468,101	$270,543
Accrued bonuses and incentive compensation	1,849,159	1,424,878
Accrued insurance expense	499,195	164,832
Other employee related expenses	455,110	371,033
Miscellaneous taxes payable	262,515	243,245
Other	346,898	491,171
	$3,880,978	$2,965,702

Finance and Security Agreements

On July 2, 2021, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (“the 2021 Agreement”). The 2021 Agreement provides for a single borrowing by the Company of $1.2 million, with a ten-month term and an annual interest rate of 1.55%. The proceeds from this transaction were used to partially fund the premiums due under some of the Company’s insurance policies. The amounts payable are secured by the Company’s rights under such policies. The Company began to pay monthly installments of approximately $124,800 beginning in July 2021. As of December 31, 2021, the remaining balance under the Agreement was $499,195 and during the year ended December 31, 2021, the Company recognized $5,292 in interest expense.

On July 1, 2020, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (“the 2020 Agreement”). The 2020 Agreement provides for a single borrowing by the Company of $1.2 million, with a seven-month term and an annual interest rate of 2.18%. The proceeds from this transaction were used to partially fund the premiums due under some of the Company’s insurance policies. All borrowings related to the 2020 Agreement were fully repaid as of December 31, 2021.

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 11.  Note Payable

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

On May 18, 2021, the Company received notification from the Lender of SBA's approval of the Company's application for loan forgiveness. Accordingly, the Company was not required to repay the loan. The Company has recorded the loan forgiveness as a gain in the accompanying Consolidated Statements of Operations for the year ended December 31, 2021 under the caption Gain on extinguishment of debt.

Note 12. Stockholders’ Equity

Public Offering of Common Stock

On July 2, 2021, the Company completed a public offering of 20,700,000 shares of its common stock at a purchase price of $1.00 per share. The net proceeds of the offering to the Company were approximately $18.8 million, after deducting the underwriting discounts, commissions, and other offering expenses.

Other 2021 Securities Purchase Agreements

On August 30, 2021, the Company entered into a Securities Purchase Agreement with its legal counsel pursuant to which the Company issued 952,380 shares of common stock, at a purchase price of $1.05 per share. Upon issuance of the shares, certain of the Company's outstanding financial obligations to its legal counsel were deemed paid and satisfied in full.

Settlement of Lease Liability

During 2021, the Company agreed to issue 200,000 shares of its common stock in connection with the lease termination related to its former headquarters located in Basking Ridge, NJ.

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

ELECTROCORE, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Other 2020 Securities Purchase Agreements

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

Stock Purchase Warrants

The following table presents a summary of stock purchase warrants outstanding as of December 31, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	715,199	$12.39	0.9	$—
Granted	—	—		$—
Exercised	—	—		$—
Expired	(498,255)	12.54		$—
Outstanding, December 31, 2021	216,944	$12.04	0.80	$—
Exercisable, December 31, 2021	—	$—	—	$—

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

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	December 31,
	2021	2020
Outstanding stock options	5,136,679	3,815,585
Nonvested restricted stock and unit awards	1,084,649	1,039,768
Stock purchase warrants	216,944	715,199
	6,438,272	5,570,552

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 14.  Variable Interest Entity

As discussed in Note 1, electroCore was the primary beneficiary of electroCore (Aust) Pty Limited ("electroCoreAustralia"). electroCore has contributed certain intellectual property rights, all rights to distribute, market and sell specified products in Australia and New Zealand, and other rights outlined in the shareholders’ deed of electroCore (Aust) Pty Limited in return for 50% of the shares of such entity. In addition, electroCore had the right to appoint two of the four directors and exercise significant influence. This along with the fact that electroCore was electroCoreAustralia’s only supplier caused electroCore, for accounting purposes, to be the primary beneficiary of electroCoreAustralia. The activities related to electroCoreAustralia were not material to the Company's consolidated financial statements. Effective May 2017, the VIE had ceased operations. On November 2, 2021, the Company terminated its interest in electroCoreAustralia and recorded the related a gain of $549,254 in the accompanying Consolidated Statement of Operations for the year ended December 31, 2021 under the caption Gain on termination of joint venture.

Note 15. Income Taxes

The benefit for income taxes for the years ended December 31, 2021 and 2020 consisted of foreign taxes, state minimum tax and a benefit from the sale of state net operating losses.

Domestic and foreign components of the loss before provision for income taxes is as follows:

	December 31, 2021	December 31, 2020
Domestic	$(16,679,171)	$(23,706,567)
Foreign	(1,390,069)	(975,373)
Total	$(18,069,240)	$(24,681,940)

The income tax provision from continuing operations contains the following components:

	December 31, 2021	December 31, 2020
Federal	$—	$—
State	(870,323)	(1,170,890)
Foreign	19,153	—
Total current	(851,170)	(1,170,890)

Total deferred	—	—
Total income tax benefit	$(851,170)	$(1,170,890)

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made. The net change in the valuation allowance was an increase of $3.9 million.

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates are as follows:

	Year ended December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$26,924,101	$24,319,202
Accrued expenses	579,321	540,072
Intangibles	468,716	429,783
Inventory	216,120	202,580
Allowance for bad debt	3,139	—
Deferred rent	—	27,019
Charitable contributions	10,572	11,277
R&D credit	429,784	438,117
Deferred FICA Tax	6,942	—
Lease liabilities	200,288	398,689
Stock compensation	4,429,809	3,069,124
Deferred tax assets	33,268,792	29,435,863
Less valuation allowance	(32,867,581)	(28,974,378)
Total deferred tax assets	401,211	461,485
Fixed assets	(5,856)	(16,119)
Prepaid expenses	(233,917)	(300,125)
Right of use asset	(161,438)	(145,241)
Total deferred tax liabilities	(401,211)	(461,485)
Deferred tax assets, net	$—	$—

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision for the years ended December 31, 2021 and 2020 is as follows:

	Year ended December 31,
	2021	2020
Statutory rate	(21.0)%	(21.0)%
State tax expected (recovery), net of federal benefit	5.7%	(4.2)%
Stock compensation	(5.7)%	(6.8)%
State tax NOL sale	(3.8)%	(3.7)%
Nondeductible expenses	2.1%	(0.5)%
PPP loan forgiveness	(1.7)%	—%
Unrealized gain from termination of joint venture	(1.8)%	—%
Other	—%	(0.1)%
Change in valuation allowance for deferred tax assets	21.5%	31.6%
Income tax benefit	(4.7)%	(4.7)%

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

As of December 31, 2021 and 2020, the Company had accumulated net operating losses totaling $103.9 million and $87.2 million, respectively, in the U.S. (federal and state), which may be available to carry forward and offset future years' taxable income. U.S. federal losses can be carried forward indefinitely, and state losses expire in various amounts beginning in 2026. The Company also had accumulated losses totaling $3.6 million and $3.9 million in Germany which can be carried forward indefinitely.

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

During the year ended December 31, 2021 in accordance with the State of New Jersey's Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carry forwards to other New Jersey based corporate taxpayers, the Company sold New Jersey NOL carry forwards, resulting in the recognition of $876,690 of income tax benefit, net of transaction costs. The Company recognized $1,170,890 of income tax benefit from the sale of New Jersey carry forwards in 2020. There can be no assurance as to the continuation or magnitude of this program in the future.

As of December 31, 2021, the Company had Federal and NJ research and development credits of $282,801 and $191,863 respectively. The Federal R&D credits can be carried forward 20 years and will begin to expire in 2038. The New Jersey R&D credits can be carried forward seven years and will begin to expire in 2025.

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

As of December 31, 2021, the Company does not have an accrual relating to uncertain tax positions. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, the "CARES Act", was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, including, permitting net operating losses, or NOLs, carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act provides other reliefs and stimulus measures. The Company has evaluated the impact of the CARES Act, and determined that the provisions of the CARES Act did not have an impact on its financial statements or internal controls over financial reporting.

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 16.  Stock Based Compensation

On June 21, 2018, the Company adopted the 2018 Omnibus Equity Incentive Plan (“Plan”). This plan reserved 6.2 million shares with an increase to be added annually beginning in 2019 through 2028 up to 4% of the total number of shares of common stock issued and outstanding on a fully diluted basis as of the end of the immediately preceding fiscal year, providing that the aggregate number of additional shares shall not exceed a total of 45 million shares, and a maximum of 40 million shares pursuant to the exercise of stock options. Effective January 1, 2022, the number of shares reserved under the Plan was increased by 2.0 million to approximately 10.9 million. The Company’s policy is to issue new shares of its common stock upon the exercise of stock options, new grants of restricted stock awards, and settlement of restricted stock units. Stock options issued under the plan have a contractual life of 10 years and are generally forfeited upon separation from the Company.

The following table presents stock compensation expense recognized by the Company for the years ended December 31, 2021 and 2020. Total unrecognized compensation cost related to equity awards as of December 31, 2021 was $4.3 million and is expected to be recognized over the next 2.0 years.

	Year ended December 31,
	2021	2020
Selling, general and administrative	$2,901,624	$2,360,629
Research and development	332,503	831,944
Cost of goods sold	67,956	73,738
Total expense	$3,302,083	$3,266,311

The following table presents a summary of stock option award activity during the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	3,815,585	$5.56	8.9	$342,551
Granted	1,355,136	1.97		$21,627
Exercised	—	—		$—
Cancelled	(34,042)	5.53		$1,566
Outstanding, December 31, 2021	5,136,679	$4.61	8.0	$—
Exercisable, December 31, 2021	2,356,657	$7.03	7.4	$—

The intrinsic value is calculated as the difference between the fair market value at December 31, 2021 and the exercise price per share of the stock options. Options awards granted to employees generally vest over a four-year period.

The following table provides additional information about stock options that are outstanding and exercisable at December 31, 2021:

Exercise Price	Options Outstanding (number)	Options Outstanding Weighted Average Remaining Contractual Life (Years)	Options Exercisable (number)
$0.01 - $2.50	3,422,675	8.4	1,224,211
$2.51 - $7.52	677,250	8.1	243,018
$7.53 - $15.00	1,036,754	6.5	889,428

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

The following table presents a summary of restricted stock award ("RSA" or "RSAs") activity during the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2021	25,645	$10.07
Granted	165,413	2.41
Vested	(155,999)	2.88
Cancelled	(6,085)	5.45
Nonvested, December 31, 2021	28,974	$6.19

In general, RSAs granted to employees vest over a four-year period.

The following table presents a summary of restricted and deferred stock unit (“Unit” or "Units") activity during the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2021	1,014,123	$1.50
Granted	438,316	2.07
Vested	(391,410)	1.71
Cancelled	(5,354)	1.97
Nonvested, December 31, 2021	1,055,675	$1.66

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

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the periods presented were:

	2021	2020
Fair value at grant date	$1.32	$0.98
Expected volatility	80.2%	134.2%
Risk-free interest rate	0.7%	0.7%
Expected holding period, in years	6.0	6.1
Dividend yield	—	—

The fair value of RSAs and Units is the market close price of the Company’s common stock on the trading day immediately preceding the date of grant.

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

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

On February 21, 2020 the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On March 2, 2020 the court entered an amended order dismissing the consolidated amended complaint with prejudice. On March 27, 2020, the plaintiffs filed a notice of appeal with the N.J. Superior Court – Appellate Division. The appeal was argued on September 27, 2021. On October 8, 2021, the Appellate Division issued an order reversing the decision of the Superior Court. The case was remanded to the Superior Court for oral argument on the motion to dismiss. On November 11, 2021 the defendants filed a supplemental motion to dismiss based on the certificate of incorporation’s forum selection clause. On December 10, 2021, the Superior Court heard argument of the original motion to dismiss and the supplemental motion to dismiss based on the federal forum selection clause.  On December 14, 2021, the Superior Court granted both motions in their entirety and dismissed the action without leave to re-plead. On January 27, 2022, the plaintiffs filed a notice of appeal to the Appellate Division. A briefing schedule has been set by the Appellate Division for the appeal but an argument date has not been set.

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

In the Turnofsky case, on November 25, 2019 several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020. the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint added an additional director defendant and two investors as defendants and adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021. On August 13, 2021, the Court dismissed the amended complaint with leave to re-plead. On October 4, 2021, the plaintiffs filed a second amended complaint. On November 17, 2021, the defendants moved to dismiss the new complaint. Briefing on the motion is now complete. Argument of the motion has not yet been scheduled.

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

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

On March 8, 2021, purported stockholder Ewrin Yuson brought a purported stockholder derivative action in the United States District Court for the District of New Jersey. The action is captioned Erwin Yuson, derivatively on behalf of electroCore, Inc., vs. Francis R. Amato, et al., Case 3:21-cv-04481. The defendants include present and past directors and officers of the Company. The plaintiff purports to pursue derivative claims on behalf of the Company in connection with a 2019 proxy statement and actions occurring from the IPO through September 25, 2019. The complaint alleges that demand on the board of directors is excused. The complaint purports to allege claims against the defendants for violating Section 14(a) of the Exchange Act and breaching fiduciary duties. The complaint seeks unspecified compensatory damages, interest, costs and attorneys’ fees; declaratory relief; and an order requiring changes to corporate governance and internal procedures and a vote on proposed amendments to the Bylaws and Certificate of Incorporation.

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

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for its clinical trials, contract manufacturing organizations for the manufacture and supply of its clinical and commercial product needs and other vendors for other research and development and commercial activities, as well as services and products for operating purposes. The Company’s agreements generally provide for termination with notice. Such agreements that are cancelable contracts are not included as purchase commitments. The Company has included as purchase obligations its commitments under agreements to the extent they are quantifiable and are not cancelable. The Company has purchase obligations of approximately $1.3 million as of December 31, 2021.

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 18.  Restructuring Charges and Other Related Charges

The following table provides a summary of the Company’s restructuring and other related charges for the year end December 31, 2020:

Year ended December 31, 2020
Employee separation costs	$271,164
Payment in lieu of severance	175,000
Other restructuring costs	18,442
$464,606

In January 2020, the Company entered into a separation agreement with a former officer which agreement required an aggregate severance payment of $190,000 over a six-month period. In January 2020, the Company also entered into an agreement with a new employee that required the unconditional payment of $175,000, in lieu of future severance to be paid in equal monthly installments over a fourteen-month period. As of December 31, 2021, the Company has no payable in connection with the above described charges.