Form 10-K/A
period 2021-12-31
electroCore, Inc.
filed 2022-05-02
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-38538

electroCore, Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-3454976 (I.R.S. Employer Identification No.)

200 Forge Way, Suite 205, Rockaway, NJ 07866 (Address of principal executive offices) (Zip Code)

(973) 290-0097 (Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ECOR	Nasdaq Global Select Stock Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on June 30, 2021 was $51,984,860.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2022 was 70,718,191

Auditor Name: Marcum LLP

Auditor Location: New York, NY

PCAOB ID Number: 688

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2021, of electroCore, Inc. (the “Company,” “we”, or “our”) which we filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2022 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2021 annual report of the stockholders in reliance on General Instruction G(3) to Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), this Amendment revises Item 15 of Part IV to include update certain exhibits and file currently-dated certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Amendment and updates the Exhibit Index to reflect the inclusion of these certifications.

Other than the items outlined above, this Amendment does not attempt to modify or update the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing. Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

ELECTROCORE, INC.

ANNUAL REPORT ON FORM 10-K/A

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Since our initial public offering (the “IPO”) in 2018, our Board has been divided into three classes, each elected for a three-year term. The classification results in staggered elections, with a different class of directors standing for election every year. Set forth below is the name, age as of April 26, 2022, and certain biographical information with respect to each of our current directors, by class.

Class I Directors (Terms Expiring in 2022)

Michael G. Atieh

Michael G. Atieh, 68, has served as a member of the Board since the IPO in June 2018, and served as the Chairman of the Board from April 2020 until October 2021. Since 1992, Mr. Atieh has served on the board of directors of Chubb Limited, a publicly traded global insurance company, where he is a member of the risk and finance committee and previously chaired the audit committee from 2012 to 2018. Since October 2020, he has served on the board of directors of Oyster Point Pharma, Inc., a clinical-stage biopharmaceutical company focused on ocular surface diseases, where he is also chairman of the audit committee. Since July 2020, he has served on the board of directors of Immatics N.V., a clinical-stage biopharmaceutical company focused on cancer immunotherapies, where he is also chairman of the audit committee. From September 2014 until his retirement in March 2016, Mr. Atieh was Executive Vice President, Chief Financial and Business Officer of Ophthotech Inc., a public biotechnology company. From February 2009 until its acquisition in February 2012, Mr. Atieh was Executive Chairman of Eyetech Inc., a private specialty pharmaceutical company. He was Executive Vice President and Chief Financial Officer of OSI Pharmaceuticals, a public biotechnology company, from 2005 until December 2008. He also served as a member of the board of directors of Theravance Biopharma, Inc. from June 2014 to April 2015, and as a member of the board of directors and chairman of the audit committee for OSI Pharmaceuticals from June 2003 to May 2005. Mr. Atieh received his B.A. in Accounting and Economics from Upsala College in 1975. Mr. Atieh is qualified to serve on the Board because of his demonstrated leadership in the biomedical field, including deep knowledge of sales and operations gained from over a decade of experience in these disciplines, as well as his knowledge of financial and financing matters, and his current and prior board experience. Mr. Atieh will be resigning from the Board effective June 8, 2022.

Daniel S. Goldberger

Daniel S. Goldberger, 63, has served as the Company’s Chief Executive Officer and a member of the Board since October 2019. From January 2018 to September 2019, Mr. Goldberger served as the Chief Executive Officer of Synergy Disc Replacement Inc., a private company commercializing a proprietary total disc implant for cervical spine therapy. Since April 2018, Mr. Goldberger has served as a director of KORU Medical Systems, Inc., a public medical device company with a focus on ambulatory infusion, where he has also held the positions of lead independent director, interim chief executive officer, and executive chairman. From July 2017 to September 2017, Mr. Goldberger served as chief executive officer of Milestone Medical, Inc. Prior to this he served as the chief executive officer of Xtant Medical Holdings, Inc. from August 2013 to January 2017. He also served as the chief executive officer of Sound Surgical Technologies LLC from April 2007 to February 2013. Mr. Goldberger also served on the boards of Xtant Medical Holdings, Inc., Sound Surgical, Xcorporeal and Glucon. He currently serves as an advisor to investment funds Meridian Capital and Wellfleet Capital. Mr. Goldberger earned a B.S. in Mechanical Engineering from The Massachusetts Institute of Technology, and a M.S. in Mechanical Engineering from Stanford University. The Board believes that Mr. Goldberger’s extensive senior management experience in the medical device industry, including as the Company’s Chief Executive Officer, qualify him for service on the Board.

Julie A. Goldstein

Julie A. Goldstein, 63, has served as a member of the Board since March 2022. Ms. Goldstein has more than 30 years of leadership expertise in product, media and entertainment marketing, which spans a career in radio, television, music and theater. Ms. Goldstein’s specific expertise includes operations, sales development, advertising, and project management. She has also spearheaded many major national and international marketing campaigns. She worked as a Broadway producer for the musical, First Date, from 2013 to 2014 and previously served in senior marketing positions, artist development and media-sales at JIVE Records, TV Guide Television Network, RCA Records, Virgin Records and multiple radio stations. Her expertise around spending and strategic marketing techniques contributed to RCA’s turnaround. She received the Billboard Magazine’s Radio Promotion Director of the Year, Bertelsmann Key Management Award, and Virgin Records Promotion Director of the Year. Ms. Goldstein holds a B.A. in Communications and Social Welfare from California State University at Chico. The Board believes Ms. Goldstein’s extensive media and marketing expertise qualify her to serve on the Board.

Patricia Wilber

Patricia Wilber, 60, has served as a member of the Board since March 2022. Ms. Wilber has been a Chief Marketing Officer, global business strategist, and board member who delivers organizational and cultural transformation for branding. She is a pioneer in new franchise models and branded partnerships. Ms. Wilber last served as the Executive Vice President, CMO, and Managing Director of Partnerships, EMEA, the highest position in the marketing department at Disney from 2015 to 2018, where she drove growth for Walt Disney Company’s marquee brands by leading marketing and communications for Disney, Pixar, Star Wars, and Marvel. Additionally, she established and led EMEA’s 40-country integrated marketing, franchise and partnership functions, including a major reorganization of the EMEA channels to boost growth and profitability by significantly reducing expenses. She served on the board of Euro Disney SCA from 2015 to 2018, and Magical Cruise Company, more commonly known as the Disney Cruise Line from 2013 to 2018. Ms. Wilber holds a B.A. in History from Brown University. The Board believes Ms. Wilber’s strategic marketing expertise qualifies her to serve on the Board.

Class II Directors (Terms Expiring in 2023)

Joseph P. Errico

Joseph P. Errico, 53, served as the Company’s Chief Science and Strategy Officer from July 2016 to June 2019, and previously served as the Company’s Chief Executive Officer from January 2010 to July 2016. Mr. Errico has also served as a member of the Board since 2005, when he co-founded the Company with Thomas J. Errico, M.D., and Peter S. Staats, M.D., and as chairman of the Board from March 2013 until June 2018. Prior to founding the Company, Mr. Errico served as the General Manager of the Motion Preservation Unit of Stryker Spine, a Division of Stryker Corporation, from August 2004 through December 2007. Prior to that, Mr. Errico co-founded and served as the Chief Executive Officer and director for Spinecore, Inc., from September 2001 through August 2004, when that company was sold to Stryker Corporation. Mr. Errico received his B.S. in Aeronautical Engineering from the Massachusetts Institute of Technology, his M.S. in Mechanical Engineering and Materials Science from Duke University School of Engineering and his J.D. from Duke University School of Law. Mr. Errico also serves as the Managing Member of Core Ventures II, LLC and certain affiliated entities with an equity interest in the Company. The Board believes that Mr. Errico’s extensive senior management experience in innovative healthcare technology companies, and his extensive knowledge and contributions to the Company’s intellectual property, products, business, and the science of vagus nerve stimulation (VNS), qualify him to serve on the Board.

Trevor J. Moody

Trevor J. Moody, 57, has served as a member of the Board since March 2013. Mr. Moody has served since January 2010 as President of TM Strategic Advisors LLC, a management consultancy serving the boards, investors, and senior management of both emerging and established medical technology companies. He also currently serves as Medical Device Partner at MH Carnegie & Co. Pty Ltd (since October 2013), where he makes venture capital investments in medical device companies. From July 2015 to December 2015, Mr. Moody served as interim CEO of a MH Carnegie & Co. portfolio company, Cardiac Dimensions Pty Ltd. From 1999 to 2010, Mr. Moody was at Frazier Healthcare Ventures, a large healthcare-focused venture capital and private equity investment firm. He was a General Partner at Frazier Healthcare Ventures from 2005 to 2010. Prior to that, he was a Senior Consultant at The Wilkerson Group, a leading healthcare strategic consultancy. Mr. Moody currently also serves on the board of directors of a non-profit called Angel Flight West, and on the boards of several private corporations, including Cardiac Dimensions Pty Ltd., EBR Systems, Inc., Renew Medical Pty Ltd, Serene Medical Pty Ltd, Brain Protection Company Pty Ltd, and CurvaFix, Inc. Mr. Moody received his B.E. from the University of Southern Queensland, Australia, and his M.S. in Management from the Massachusetts Institute of Technology (Sloan School). The Board believes that Mr. Moody’s experience, with over 25 years in the development, commercialization and funding of innovative, growth-oriented medical technologies, qualify him to serve on the Board.

Thomas M. Patton

Thomas M. Patton, 58, has served as a member of the Board since April 2020. He is a seasoned healthcare executive and board member with operational, strategic, financial, legal, compliance and transactional experience, from start-ups to growth companies, both public and private. He currently is an Advisor to the private equity firm SV Health Investors and serves on the board of the Connecticut Port Authority and is Chair of its audit committee. He was the Chief Executive Officer and member of the board of directors of Ximedica, LLC, a private medical products outsource design and development company from August 2020 to May 2021. From 2015 to 2021, he also served on the Board of Misonix, Inc., a publicly traded ultrasonic surgical tools and wound care company, and chaired that company’s audit committee, from October 2015 to November 2021 and served as President and Chief Executive Officer of CAS Medical Systems, a publicly traded developer and distributor of patient monitoring equipment, from 2010-2019. His prior experience includes as Co-Founder, President and CEO of QDX, Inc., a developer of unique micro-fluidic diagnostic technology utilizing digital imaging techniques for hematologic analysis, as President and Chief Operating Officer of Novametrix Medical Systems, Inc., and as CEO of Wright Medical Technology, Inc. Mr. Patton has served on more than a dozen boards of directors for both public and private medical products and services companies. The Board believes that Mr. Patton’s business and financial experience, as well as his medical device industry expertise, qualify him to serve on the Board.

Class III Directors (Terms Expiring in 2024)

Peter Cuneo

Peter Cuneo, 78, has served as a member of the Board since April 2020 and been the Chairman of the Board since October 2021. He brings significant executive leadership and turn-around experience to the Board. He currently serves as a Managing Principal of Cuneo & Company LLC, a private investment and management company that he founded. He has served as Executive Chairman of CIIG Capital Partners II, Inc., a special purpose acquisition company since September 2021 and the Chairman of Arrival Ltd., a global electric vehicle company since March 2021. Mr. Cuneo’s past experience includes serving as Chairman of Iconix Brand Group from 2007 through 2021 and Chief Executive Officer of Marvel Entertainment and as Vice Chairmen until its sale to Disney in 2009. Prior to that, he successfully led three turnarounds, first as President of Clairol’s Personal Care Division, as President of Black and Decker’s Security Hardware Group, and as Chief Executive Officer of Remington Products. Mr. Cuneo’s Board experience includes serving as Chairman of the board of Valiant Entertainment following Cuneo & Company’s investment in the company from 2012 to 2018. He currently serves as Chairman emeritus of the Alfred University Board of Trustees and on the Board of the National Archives Foundation in Washington, D.C. Mr. Cuneo holds an M.B.A. from Harvard Business School and was a Lieutenant in the United States Navy, having served two deployments during the Vietnam War. The Board believes that Mr. Cuneo’s extensive business and financial background, including his significant consumer-focused expertise, qualify him to serve on the Board.

Thomas J. Errico, M.D.

Thomas J. Errico, M.D., 70, has served as a member of the Board since 2005, when he co-founded the company with Joseph P. Errico and Peter S. Staats, M.D. Dr. Errico has been a board-certified orthopedic surgeon since 1986, and currently serves as a pediatric orthopedic spine surgeon at Nicklaus Children’s Hospital. He served as the Chief, Division of Spine Surgery in Orthopedics, NYU Langone Health from 1997 until 2019. He is also currently Adjunct Professor, Department of Orthopaedic Surgery in the NYU Grossman School of Medicine. In addition, Dr. Errico is a member of the International Society for the Advancement of Spine Surgery, and served as its President from 2010 to 2011. He is also an original member of the North American Spine Society, and served as its President from 2003 to 2004. Dr. Errico has founded multiple companies in the healthcare industry, including Spinecore, Inc. in 2002, where he served as a director until it was sold to Stryker, Inc. in 2004. Dr. Errico was also a founding member of K2M Group Holdings, Inc. in January 2004. Dr. Errico holds a B.S. in Zoology from Rutgers University and an M.D. from Rutgers Medical School, formerly the University of Medicine and Dentistry of New Jersey. The Board believes Dr. Errico is qualified to serve on the Board due to his long tenure as a practicing spine-surgeon and his leadership role with a world-class medical institution, as well as serving as a co-founder, director and investor in a number of successful early stage healthcare companies.

John P. Gandolfo

John P. Gandolfo, 61, has served as a member of the Board since April 2020. He brings to the Board more than 30 years of financial leadership at both public and private companies across multiple industry sectors, including in expense control and cash flow optimization. He currently serves as Chief Financial Officer of Eyenovia, Inc., a publicly held, late clinical stage biopharmaceutical company focusing on the development of ophthalmic drugs since 2018. Prior to Eyenovia, he served as Chief Financial Officer of Xtant Medical Holdings, Inc., a publicly held orthopedic and spine medical device company with multiple operations throughout the United States from 2010 to 2017. His prior healthcare-related experience includes roles as Chief Financial Officer of Progenitor Cell Therapy LLC, Power Medical Interventions and Bioject, Inc., among others. Mr. Gandolfo’s experience also includes serving on the audit committees of the boards of multiple medical technology companies including the Odyssey Group International, a medical device company which he has served as a director since 2019. The Board believes that these experiences, and his ability to serve as a financial expert on the Company’s audit committee, qualify him to serve on the Board.

Demographic Background

The Board is committed to having diverse individuals from different backgrounds with varying perspectives, professional experience, education and skills serving as members of the Board. The Board believes that a diverse membership with a variety of perspectives and experiences is an important feature of a well-functioning board.

Board Diversity

Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix
Board Size:
Total Number of Directors	10

Gender:	Male	Female	Non-Binary	Gender Undisclosed
	8	2	—	—

Number of directors who identify in any of the categories below:
African American or Black	—	—	—	—
Alaskan Native or American Indian	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	8	2	—	—
Two or more races or ethnicities	—	—	—	—
LGBTQ+	—
Undisclosed	—

Of our 10 current directors, two (20%) identify as having at least one diversity characteristic (i.e., female, non-binary, LGBTQ+ and/or race or ethnicity other than white).

During 2021 and early 2022, the Nomination and Governance Committee made a concerted effort to recruit new diverse directors to the Board culminating in the appointment of Ms. Goldstein and Ms. Wilber in March 2022.

Executive Officers

Set forth below is the name, age as of April 26, 2022, and certain biographical information for our current executive officer other than the Company’s Chief Executive Officer, Daniel S. Goldberger, whose information is set forth above in “Class I Directors (Terms Expiring in 2022).

Brian M. Posner

Brian M. Posner, 60, has served as the Company’s Chief Financial Officer since April 2019. He joined the Company from Cellectar Biosciences, where he most recently served as chief financial officer from April 2018 to March 2019. Prior to Cellectar, Mr. Posner was chief financial officer at Alliqua BioMedical from 2013 to 2018, chief financial officer at Ocean Power Technologies from 2010 to 2013 and chief financial officer at Power Medical Interventions in 2009. Before such time, Mr. Posner spent nine years at Pharmacopeia from 1999 to 2008, where he served as director of finance before serving as chief financial officer from 2006 to 2008 upon Pharmacopeia’s acquisition by Ligand Pharmaceuticals. Before his employment with Pharmacopeia, Mr. Posner was chief financial officer and vice president of operations at Photosynthetic Harvest, a start-up biotechnology company, and regional chief financial officer at Omnicare. Mr. Posner began his career as an audit supervisor at Coopers & Lybrand, which merged with Price Waterhouse to become PricewaterhouseCoopers. Mr. Posner earned an M.B.A. in Managerial Accounting from Pace University’s Lubin School of Business and a B.A. in Accounting from Queens College.

Executive officers serve at the pleasure of our Board of Directors.

There are no family relationships among any of the Company’s directors and executive officers, except that Dr. Thomas J. Errico is the uncle of Joseph P. Errico nor have any of our executive officers or key employees been involved in a legal proceeding that would be required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Exchange Act.

CORPORATE GOVERNANCE

Board Operating and Governance Guidelines

The Company has adopted Corporate Governance Guidelines to assure that the Board has the necessary authority and practices in place to review and evaluate the Company’s business operations as needed and can make decisions that are independent of the Company’s management. The guidelines are also intended to align the interests of directors and management with those of the Company’s stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines, as well as the charters for each committee of the Board, are available on the Company’s website at www.electrocore.com.

Board Leadership Structure

The Board has an independent chairman, Mr. Cuneo, who has authority, among other things, to call and preside over Board meetings, including meetings of the independent directors, to set meeting agendas and to determine materials to be distributed to the Board. Accordingly, the Board Chairman has substantial ability to shape the work of the Board. The Company believes that separation of the positions of Board Chairman and Chief Executive Officer reinforces the independence of the Board in its oversight of the business and affairs of the Company. In addition, the Company believes that having an independent Board Chairman creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and the Company’s stockholders. As a result, the Company believes that having an independent Board Chairman enhances the effectiveness of the Board as a whole.

There are no family relationships among any of the Company’s directors and executive officers, except that Dr. Thomas J. Errico is the uncle of Joseph P. Errico.

Role Of The Board In Risk Oversight

One of the key functions of the Board is informed oversight of the Company’s risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and the Company’s audit committee is responsible for considering and discussing the Company’s major financial risk exposures and the Company’s risk assessment and risk management policies (including those related to data privacy, data security and cybersecurity). The Company’s audit committee also periodically reviews the general process for the oversight of risk management by the Board.

The nominating and governance committee monitors compliance with legal and regulatory requirements and the effectiveness of the Company’s corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. The Company’s nominating and governance committee is responsible for overseeing the Company’s risk management efforts generally, including the allocation of risk management functions among the Board and its committees. The Company’s compensation committee is responsible for assessing and monitoring whether any of the Company’s compensation policies and programs has the potential to encourage excessive risk-taking.

Nominating and Governance Committee

The Company’s nominating and governance committee currently consists of two directors, Mr. Cuneo, and Dr. Errico. Dr. Errico is the current chairman of the nominating and governance committee.

The Board has determined that the composition of the Company’s nominating and governance committee satisfies the applicable independence requirements under, and the functioning of the Company’s nominating and governance committee complies with, the applicable requirements of Nasdaq standards and SEC rules and regulations. All of the members of the Company’s nominating and governance committee satisfy the applicable independence requirements of the SEC and Nasdaq. The Company will continue to evaluate and will comply with all future requirements applicable to the Company’s nominating and governance committee. The nominating and governance committee’s responsibilities include:

•	annually reviewing the list of director selection criteria contained in the Company’s corporate governance guidelines, and making recommendations to the Board regarding necessary or appropriate changes thereto;

•	identifying, reviewing and evaluating candidates, including candidates submitted by stockholders, for election to the Board and recommending to the Board (i) nominees to fill vacancies or new positions on the Board and (ii) the slate of nominees to stand for election by the Company’s stockholders at each annual meeting of stockholders;

•	annually recommending to the Board (i) the assignment of directors to serve on each committee; (ii) the chairman of each committee and (iii) the chairman of the Board or lead independent director, as appropriate; developing, recommending, overseeing the implementation of and monitoring compliance with, the Company’s corporate governance guidelines, and periodically reviewing and recommending any necessary or appropriate changes thereto; reviewing the adequacy of the Company’s certificate of incorporation and bylaws and recommending to the Board, as conditions dictate, amendments for consideration by the stockholders; and

•	such other matters as directed by the Board.

The nominating and governance committee believes that candidates for director should have certain minimum qualifications, which are described in the Company’s Corporate Governance Guidelines. The nominating and governance committee also takes these minimum qualifications into account in identifying and evaluating director nominees, including nominees recommended by stockholders. In identifying director nominees, the nominating and governance committee strives for a diverse mix of backgrounds and expertise that enhances the ability of the directors collectively to understand the issues facing the Company and to fulfill the responsibilities of the Board and its committees. During 2021 and early 2022, the Nomination and Governance Committee made a concerted effort to recruit diverse directors to the Board culminating in the appointment of Ms. Goldstein and Ms. Wilber in March 2022.

Audit Committee

The Company’s audit committee reviews the Company’s internal accounting procedures and consults with and reviews the services provided by the Company’s independent registered public accountants. The Company’s audit committee currently consists of three directors, Mr. Gandolfo, Mr. Patton and Mr. Atieh. Mr. Patton is the chairman of the audit committee and the Board has determined that Mr. Gandolfo, Mr. Patton and Mr. Atieh are each an “audit committee financial expert” as defined by SEC rules and regulations. The Board has determined that each of the members of the Company’s audit committee is independent under Nasdaq listing rules and under Rule 10A-3 under the Exchange Act. The Company intends to continue to evaluate the requirements applicable to it and intends to comply with the future requirements to the extent that they become applicable to the Company’s audit committee. The principal duties and responsibilities of the Company’s audit committee include:

•	appointing, compensating, retaining, evaluating, terminating and overseeing the Company’s independent registered public accounting firm;

•	discussing with the Company’s independent registered public accounting firm their independence from management and the Company;

•	reviewing with the Company’s independent registered public accounting firm the scope and results of their audit;

•	approving all audit and permissible non-audit services to be performed by the Company’s independent registered public accounting firm and related fees;

•	overseeing the financial reporting process and discussing with management and the Company’s independent registered public accounting firm the interim and annual financial statements that the Company files with the SEC;

•	reviewing and monitoring the Company’s accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;

•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal control or auditing matters;

•	reviewing the Company’s code of business conduct and ethics and recommending any changes to the Board;

•	reviewing and approving certain related party transactions; and

•	discussing the Company’s major financial risk exposures (including those related to data privacy, data security and network security) and management's program to monitor, assess and control such exposures, including the Company’s risk assessment and risk management policies.

Compensation Committee

The Company’s compensation committee reviews and determines the compensation of the Company’s executive officers. The Company’s compensation committee currently consists of three directors, Dr. Errico, Mr. Moody and Mr. Gandolfo, each of whom is a non-employee member of the Board as defined in Rule 16b-3 under the Exchange Act. Mr. Moody is the chairman of the compensation committee. The Board has determined that the composition of the Company’s compensation committee satisfies the applicable independence requirements under, and the functioning of the Company’s compensation committee complies with the applicable requirements of, Nasdaq rules and SEC rules and regulations. The Company intends to continue to evaluate and intends to comply with all future requirements applicable to its compensation committee. The principal duties and responsibilities of the Company’s compensation committee include:

•	establishing, approving, and making recommendations to the Board regarding performance goals and objectives relevant to the compensation of the Company’s chief executive officer, evaluating the performance of the Company’s chief executive officer in light of those goals and objectives and recommending to the full Board for approval, the chief executive officer’s compensation, including incentive-based and equity-based compensation, based on that evaluation;

•	setting the compensation of the Company’s other executive officers, based in part on recommendations of the chief executive officer;

•	reviewing, approving, and making recommendations to the Board regarding employment agreements, severance arrangements and change of control agreements for the chief executive officer and other executive officers, as appropriate;

•	exercising administrative authority under the Company’s stock plans and employee benefit plans;

•	establishing policies and making recommendations to the Board regarding director compensation;

•	reviewing compensation plans, programs and policies; and

•	handling such other matters that are specifically delegated to the compensation committee by the Board from time to time.

The compensation committee meets regularly in executive session without management present. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, to provide financial or other background information or advice or to otherwise participate in compensation committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the compensation committee regarding his compensation or individual performance objectives. The charter of the compensation committee grants the compensation committee the authority to conduct or authorize investigations into any matters within the scope of its responsibilities as it will deem appropriate. In addition, under its charter, the compensation committee has the authority to select, retain and terminate, at the expense of the Company, advice and assistance from any consultants, independent legal counsel or other advisors.

During the year ended December 31, 2020, after taking into consideration the independence factors under Rule 10C-1 of the Exchange Act concerning compensation adviser selection by a compensation committee, the compensation committee engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”), a compensation consulting firm, as a compensation consultant. The compensation committee assessed Pearl Meyer’s independence and determined that Pearl Meyer had no conflicts of interest in connection with its provisions of services to the compensation committee. Specifically, the compensation committee engaged Pearl Meyer to evaluate the Company’s executive compensation program. Pearl Meyer’s engagement included assisting the compensation committee with the selection of a peer group of companies for benchmarking the Company’s existing executive compensation, including its equity incentive plan and grant practices, and analyzing the Company’s director compensation policy. The Company’s management did not have the ability to direct Pearl Meyer’s work. During the year ended December 31, 2021, the compensation committee in its discretion did not engage a compensation consultant.

The compensation committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of the Company’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. For executives other than the Chief Executive Officer, the compensation committee solicits and considers evaluations and recommendations submitted to the compensation committee by the Chief Executive Officer with respect to individual employee performance. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the compensation committee with input from other independent Board members, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors as part of its deliberations, the compensation committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director share ownership information, stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of the compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant to be comparable to us.

Meetings Of The Board Of Directors

The Board met five times during 2021. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committee(s) on which he or she served, that were held during the portion of 2021 for which he or she was a director or committee member.

Nasdaq rules require that the non-management directors of the board meet at regularly scheduled executive sessions, without management present, in order to empower the non-management directors to serve as a more effective check on management. During 2021, the Company’s non-management directors met in executive session, without management present, at the end of regularly scheduled board meetings or during scheduled executive session calls. Mr. Atieh, the Company’s former Board Chairman, and subsequent to Mr. Atieh’s resignation from the role of Board Chairman, Mr. Cuneo, the Company’s current Board Chairman, presided over the executive sessions.

Information Regarding Committees Of The Board Of Directors

The following table provides membership and meeting information for 2021 for each of the Board’s standing committees.

Name	Audit Committee	Compensation Committee	Nominating & Governance Committee
Michael G. Atieh(1)	X		X
Peter Cuneo(2)	X	X	X
Thomas J. Errico, M.D.		X	X*
John P. Gandolfo(3)	X	X
Trevor J. Moody		X*
Stephen L. Ondra, M.D.(4)			X
Thomas M. Patton	X*
Number of meetings in 2021	7	5	5

*       Committee Chair

(1)       On October 1, 2021, Mr. Atieh stepped down as Chairman of the Board and as a member of the Nominating and Governance Committee, and became a member of the Audit Committee.

(2)       On October 1, 2021, Mr. Cuneo became the Chairman of the Board and stepped down from the Audit Committee and the Compensation Committee, and became a member of the Nominating and Governance Committee.

(3)       Mr. Gandolfo replaced Mr. Cuneo on the Compensation Committee on October 1, 2021.

(4)        Dr. Ondra resigned from the Board effective March 4, 2022.

Director Nominating Procedures

The Nominating and Governance Committee assists our Board in identifying director nominees consistent with criteria established by our Board. Although the Governance and Nominating Committee does not currently have a specific policy with regard to consideration of director candidates recommended by stockholders, the Board and the Nominating and Governance Committee believe that the Nominating and Governance Committee would provide such recommendations the same consideration as other candidates. Any recommendation submitted by a stockholder to the Nominating and Governance Committee should include information relating to each of the qualifications outlined below concerning the potential candidate along with the other information required by the rules of the SEC, our Bylaws for stockholder nominations.

Generally, nominees for director are identified and suggested to the Governance and Nominating Committee by the Company’s current directors or management using their business networks and evaluation criteria they deem important, which may or may not include diversity. While the Company does not have a specific policy regarding diversity and has not established minimum experience or diversity qualifications for director candidates, when considering the nomination of directors, the Governance and Nominating Committee does generally consider the diversity of its directors and nominees in terms of knowledge, experience, background, skills, expertise and other demographic factors. The Company does not impose formal term limits on its directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s shares of common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code Of Business Conduct And Ethics For Employees, Executive Officers And Directors

The Company has adopted a Code of Business Conduct and Ethics, (the “Code of Conduct”) applicable to all of its employees, executive officers and directors. The Code of Conduct is available on the Company’s website at www.electrocore.com, under the “Corporate Governance” tab of the “Investors” section. The audit committee of the Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. The Company expects that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on its website.

ITEM 11.	EXECUTIVE COMPENSATION

Named Executive Officers Summary Compensation Table

The Company is currently an emerging growth company and is thus subject to the scaled reporting rules applicable to emerging growth companies. The following section describes, under such scaled reporting rules, the compensation the Company paid to its named executive officers for 2021 and 2020. The following section and notes set forth information for the fiscal years ended December 31, 2021 and 2020, concerning the compensation awarded to, earned by or paid to: (i) our principal executive officer during the fiscal year ended December 31, 2021, and (ii) the most highly compensated executive officer, other than the principal executive officer, during the fiscal year ended December 31, 2021 (collectively, the “NEOs”). The Company’s only executive officers are its Chief Executive Officer and its Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-equity incentive plan compensation ($)	All Other Compensation ($)(3)	Total ($)
Daniel S. Goldberger	2021	525,000	262,000	—	493,669	—	23,670	1,304,838
Chief Executive Officer	2020	500,000	300,000	—	—	—	119,637	919,636
Brian M. Posner	2021	365,000	146,000	—	301,175	—	23,280	835,455
Chief Financial Officer	2020	341,667	238,000	—	96,653	—	21,950	698,270

1.	Bonuses in this column represent discretionary (or in the case of Daniel S. Goldberger’s bonus for 2020, contractual) cash bonuses approved by the Board and/or compensation committee of the Board for 2021 or 2020, as applicable. Daniel S. Goldberger’s bonus in respect of 2020 performance was paid in 112,781 shares of Company’s stock in lieu of cash. $100,000 of the 2020 bonus amount for Brian M. Posner represents a retention bonus awarded in 2020 and earned and paid in 2021 and $138,000 of such amount represents a bonus in respect of 2020 performance.

2.	Includes the value of stock options determined using the grant date fair value computed in accordance with FASB ASC 718. See Note 16 to the consolidated financial statements of the Company for the fiscal year ended December 31, 2021 in the Form 10-K filed by the Company on March 10, 2022 for additional description of the assumptions used in the valuation. Amounts in this column do not reflect the actual economic value that may be realized by the applicable NEO.

3.	These amounts consist of (i) payments of health care premiums, contributions to health savings accounts, and employer 401(k) contributions, and (ii) a one-time moving allowance paid in 2020, with respect to Daniel S. Goldberger.

Executive Compensation Philosophy

The Company reviews compensation annually for all employees, including its NEOs. The Company’s compensation philosophy is centered around two key tenets: (1) building long-term value for the Company’s stockholders, and (2) driving employee engagement. To that end, the Company’s executive compensation program is grounded in the following principles:

Attraction and Engagement:	Enable the Company to attract highly-talented people with exceptional leadership capabilities and engage high-caliber talent.

Competitiveness:	Provide total compensation opportunity levels that are competitive with those being offered to individuals holding comparable positions at other companies with which the Company competes for business and leadership talent.

Stockholder Alignment:	Deliver majority of compensation through pay elements that are designed to create long-term value for the Company’s stockholders, as well as foster a culture of ownership.

The Decision-Making Process

In establishing NEO compensation (base salaries, bonuses and annual equity incentive awards), the Company considers the following:

•               the relative importance of each NEO’s role and responsibilities;

•               how the NEO has performed relative to these roles and responsibilities;

•               overall company performance; and

compensation for comparable positions in the market (as defined by a combination of identified industry comparables and industry/size-specific survey data).The compensation committee oversees the executive compensation program for the Company’s NEOs. The committee may work closely with an independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year and seeks to ensure that the executive compensation program supports the Company’s business goals and aligns with stockholder interests.

Since the IPO, the compensation committee was tasked with the review and approval of compensation for all executive officers other than the CEO. The Company’s compensation committee typically reviews and discusses management’s proposed compensation with the CEO for all executives other than the CEO.

For the CEO, the compensation committee reviews and recommends to the Board for approval annual compensation targets and associated performance goals. Based on those discussions and after receiving recommendations from the compensation committee, the Board, in its discretion and without members of management present, discusses and ultimately approves the compensation of the Company’s CEO.

In 2020, the compensation committee retained Pearl Meyer to assist in evaluating, from time to time, the Company’s executive compensation program. Pearl Meyer’s engagement included assisting the compensation committee with the selection of a peer group of companies for benchmarking the Company’s existing executive compensation, including its equity incentive plan and option granting practices. In 2020, Pearl Meyer presented the compensation committee with an updated competitive compensation analysis of the NEOs and other senior executives versus the Company’s updated peer group. The compensation consultant serves at the pleasure of the compensation committee and the compensation consultant’s fees are approved by the compensation committee. During the year ended December 31, 2021, the compensation committee in its discretion did not engage a compensation consultant.

Annual Base Salary

For 2021, Mr. Goldberger received a base salary of $525,000 per annum, which was increased to $556,000 for 2022, and Mr. Posner received a base salary of $365,000 per annum, which was increased to $387,000 for 2022.

Annual Bonus

The Company offers its NEOs the opportunity to earn annual discretionary cash bonuses, as determined by the Board or the compensation committee annually at their discretion. Actual bonus amounts for the Company’s NEOs are determined by its compensation committee after consideration of the Chief Executive Officer’s recommendations (except with respect to his individual bonus). The Company’s Chief Executive Officer makes recommendations to the compensation committee regarding annual bonus payouts for the executive officers other than himself and does not participate in any discussions with the compensation committee regarding his own compensation.

For 2021, annual bonuses were based on such factors as the Board and the compensation committee deemed appropriate, including a variety of individual and Company priorities and objectives relating to 2021, as well as the individual NEO’s performance as it related to his area of responsibility.

Long-Term Incentives

The Company’s equity-based incentive awards are designed to align the Company’s interests with those of its employees and consultants, including its executive officers. The Company’s compensation committee is responsible for approving equity grants for executive officers other than the CEO. As noted above, CEO equity awards are recommended by the compensation committee for approval by the Board. The Company’s executives generally are awarded an initial new hire grant upon commencement of employment.

Following the IPO, all employee equity awards have been granted pursuant to the 2018 Omnibus Incentive Compensation Plan. All options are granted with a per share exercise price equal to no less than the closing price of the common stock on the Nasdaq Stock Market on or immediately prior to the date of grant. Both time-vested stock options and restricted stock generally vest over a four-year period.

Equity Compensation

The Company generally has granted equity awards to its employees, including its NEOs, as the long-term incentive component of its compensation program.

On January 25, 2021, Mr. Goldberger received an incentive award of 270,000 options to purchase shares of common stock, at an exercise price of $2.66 per share. One-fourth of the options vest on each of the first four anniversaries of the date of grant, subject to Mr. Goldberger’s continued employment with the Company on the applicable vesting dates.

On January 17, 2022, Mr. Goldberger received an incentive award of 250,000 options to purchase shares of common stock, at an exercise price of $0.77 per share. One-third of the options vest on each of the first three anniversaries of the date of grant, subject to Mr. Goldberger’s continued employment with the Company on the applicable vesting dates.

On June 12, 2020, Mr. Posner received a grant of 105,000 options with an exercise price of $1.40. One-fourth of the options vest on each of the first four anniversaries of the grant date, subject to Mr. Posner’s continued employment with the Company on the applicable vesting dates.

On January 18, 2021, Mr. Posner received an incentive award of 250,000 options to purchase shares of common stock, at an exercise price of $1.77 per share. One-fourth of the options vest on each of the first four anniversaries of the grant date, subject to Mr. Posner’s continued employment with the Company on the applicable vesting dates.

On January 14, 2022, Mr. Posner received an incentive award of 100,000 options to purchase shares of common stock, at an exercise price of $0.77 per share. One-third of the option vests on each of the first three anniversaries of the grant date, subject to Mr. Posner’s continued employment with the Company on the applicable vesting dates.

Stock Ownership Guidelines

To align the interests of the Company’s management and directors with those of its stockholders, the Board of Directors concluded that certain of the Company’s executives and non-employee directors should have a significant financial stake in the Company’s stock. To further that goal, the Company has implemented stock ownership guidelines. The executives and non-employee directors are required to hold a specific level of equity ownership as outlined below:

•               CEO – 3 times base salary

•               Senior Executives (inclusive of other NEOs) – 2 times base salary

•               Non-Employee Directors – 3 times annual Board cash retainer

Individuals have five years from commencement of the program or their employment (whichever is later) to achieve this goal. Individuals subject to these stock ownership guidelines generally may not at any time, including during the five-year timeframe referenced above, sell any shares following the exercise of options, the vesting of restricted stock or restricted stock units, or the payment of deferred stock units, until the required minimum stock ownership threshold has been met. However, shares generally may be sold pursuant to a 10b5-1 sales plan adopted by an individual or to pay certain tax related obligations. These guidelines are overseen by the compensation committee and are subject to change from time to time.

Other Compensation and Benefits

The Company’s NEOs are eligible to participate in the Company’s employee benefit plans and programs, including medical and dental benefits and flexible spending accounts, to the same extent as the Company’s other full-time employees, subject to the terms and eligibility requirements of those plans. The Company also sponsors a 401(k) defined contribution plan in which its NEOs may participate, subject to limits imposed by the Internal Revenue Code, to the same extent as its other full-time employees.

Employment Agreements

The Company’s current executive officers are not party to employment agreements with a fixed term. They are employed on an at-will basis, subject to the terms of (i) their respective offer letters, and (ii) the Executive Severance Policy described below.

Daniel S. Goldberger

Pursuant to his Offer Letter (the “Goldberger Agreement”), Mr. Goldberger was paid to an annual base salary of $525,000 for 2021, which was increased to $565,000 for 2022. In addition, Mr. Goldberger is entitled to receive, subject to employment by the Company on the applicable date of bonus payout, an annual target discretionary bonus of up to 50% of his annual base salary, payable at the discretion of the Board or the compensation committee. Pursuant to the Goldberger Agreement, Mr. Goldberger is also eligible to receive healthcare benefits as may be provided from time to time by the Company to its employees generally, to participate in the Company’s 401(k) plan and to receive paid time off annually in accordance with the Company’s policies in effect from time to time.

Brian M. Posner

Pursuant to his Offer Letter (the “Posner Agreement”), Mr. Posner was paid to an annual base salary of $365,000 in 2021 which was increased for $387,000 in 2022. In addition, Mr. Posner is entitled to receive, subject to employment by the Company on the applicable date of bonus payout, an annual target discretionary bonus of up to 40% of his annual base salary, payable at the discretion of the Board or the compensation committee. Pursuant to the Posner Agreement, Mr. Posner is also eligible to receive healthcare benefits as may be provided from time to time by the Company to its employees generally, to participate in the Company’s 401(k) plan and to receive paid time off annually in accordance with the Company’s policies in effect from time to time.

Outstanding Equity Awards at End of 2021

The following table provides information about outstanding options, units and stock awards issued by the Company held by each of the Company’s NEOs as of December 31, 2021. None of the Company’s NEOs held any other equity awards from the Company as of December 31, 2021.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Award Grant Date	Option Expiration Date	Award Grant Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Daniel S. Goldberger	382,166	382,165	$1.86	10/1/2019	10/1/2029	10/1/2019	107,526	$62,365
	—	270,000	$2.66	1/25/2021	1/25/2031	—	—	—
Brian M. Posner	72,187	32,813	$8.06	3/11/2019	3/11/2029	—	—	—
	26,250	78,750	$1.40	6/12/2020	6/12/2030	—	—	—
	—	250,000	$1.77	1/18/2021	1/18/2031	—	—	—

Potential Payments upon Termination or Change in Control

Under the Company’s Executive Severance Policy, if the Company terminates an eligible member of its senior management team without “cause” or if the executive resigns for “good reason” (as those terms are defined below), the Company will provide the following severance benefits: (i) severance payment in an amount equal to six months of base salary (or one year of base salary and target bonus in the case of the Company’s Chief Executive Officer or Chief Science and Strategy Officer) payable in equal installments over the six-month or one-year period, as applicable, and (ii) reimbursement of COBRA premiums for group health continuation coverage paid by the terminated executive for the duration of the “severance period” (as defined below). If the termination without cause or resignation for good reason occurs within two years after a “change in control” the Company will provide the following severance benefits in lieu of the benefits provided in the previous sentence: (i) a lump sum severance payment in an amount equal to one year of base salary (or one and one-half (1.5) years of the sum of base salary and target bonus in the case of the Company’s Chief Executive Officer or Chief Science and Strategy Officer), and (ii) reimbursement of COBRA premiums for group health continuation coverage paid by the terminated executive for the duration of the severance period, and (iii) acceleration of vesting for all outstanding equity compensation and an extension of the period of time to exercise outstanding stock options and stock appreciation rights until the earlier of 150 days following the executive’s termination of employment or the original expiration date for such options or stock appreciation rights.

For purposes of the Executive Severance Policy, “cause” means any of the following: (a) the executive’s willful failure to fulfill, in any material respect, his or her duties and responsibilities to the Company (other than by reason of death, illness or disability); (b) the executive’s willful misconduct, gross negligence or willful acts of personal dishonesty in the performance of his or her duties to the Company that directly, materially and demonstrably impairs or damages the Company’s property, goodwill, reputation, business or finances; (c) the conviction of, or plea of nolo contendere by, the executive to, a felony or a crime involving moral turpitude that materially and demonstrably impairs or damages the Company’s property, goodwill, reputation, business or finances; (d) the executive’s commission of fraud or embezzlement against us; (e) the executive’s willful or intentional violation of any lawful policy that directly, materially and demonstrably impairs or damages the Company’s property, goodwill, reputation, business or finances; or (f) the executive’s breach of the terms of any confidentiality and assignment agreement, which contains restrictive covenants in favor of us.

For purposes of the Executive Severance Policy “good reason” means any of the following (a) any material reduction in the executives base annual compensation prior to a “change in control”; provided, however, that a reduction in the executives base annual compensation will not constitute “good reason” if the Company reduces the annual base compensation of all participants in the Executive Severance Policy on a substantially equivalent basis; (b) any material reduction in the executive’s base annual compensation during the period commencing on or after a “change in control” and ending on the second anniversary of a “change in control”; (c) any material diminution in the executive’s authority, duties, offices, title or responsibilities; or (d) a transfer of executive’s principal place of employment to a location that is more than 30 miles from the executive’s then current principal place of employment.

For purposes of the Executive Severance Policy, “severance period” means the number of months set forth in the table below based on the executive’s employment position at the time of his involuntary termination of employment that results in the executive’s termination for “good reason”:

Severance Period
Employment Position	Prior to a Change in Control or on or After the Second Anniversary of a Change in Control	Two-Year Period After a Change in Control
CEO	12 months	18 months
All Other Participants:	6 months	12 months

In connection with the appointment of Mr. Posner as Chief Financial Officer effective April 2019, the Company agreed to increase (i) the severance period for Mr. Posner under the Executive Severance Policy from six months to 12 months, and (ii) the Severance Multiple (as defined in the Executive Severance Policy) payable to Mr. Posner from 0.5 to 1.0.

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(2)(3)	All Other Compensation ($)(4)	Total ($)
Michael G. Atieh*	60,000	112,835	—	—	172,835
Peter Cuneo	50,000	—	75,225	—	125,225
Thomas J. Errico, M.D.	52,500	—	75,225	—	127,725
Joseph P. Errico	45,000	75,222	—	19,500	139,722
John P. Gandolfo	45,000	75,222	—	—	120,222
Trevor J. Moody	55,000	75,222	—	—	130,222
Stephen L. Ondra, M.D.*	45,000	75,222	—	—	120,222
Thomas M. Patton	61,000	75,222	—	—	136,222

* Dr. Ondra resigned from the Board effective March 4, 2022. Mr. Atieh is resigning from the board effective June 8, 2022.

(1)	Represents the grant date fair value of annual equity awards, granted on June 11, 2021, of 44,510 shares to Joseph P. Errico, John P. Gandolfo, Trevor J. Moody, Stephen L. Ondra, M.D., and Thomas M. Patton, and 66,766 shares to Michael G. Atieh. The awards were granted as either restricted stock units (“RSUs”) or deferred stock units (“DSUs”). Amounts in this column do not reflect the actual economic value that may be realized by the applicable non-employee director.

(2)	Annual equity awards vest in 12 equal monthly installments from the grant date, provided that such grants shall become fully vested on (i) the one-year anniversary of the grant date and (ii) the close of business one business day prior to the Company’s next annual stockholder meeting following the grant date, whichever is earlier, subject to the grantee’s continued service to the Company on the applicable vesting date and earlier vesting upon a change of control of the Company.

(3)	Represents grant date fair value of annual equity awards granted to Peter Cuneo and Thomas J. Errico, M.D. on June 11, 2021, of 67,568 options with an exercise price of $1.69 per share. The grant date fair value was computed in accordance with FASB ASC 718. See Note 16 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed by the Company on March 10, 2022, for a description of the assumptions used in valuing these options. Amounts in this column do not reflect the actual economic value that may be realized by the applicable nonemployee director.

(4)	Represents consulting fees paid to Joseph P. Errico for the year ended December 31, 2021.

Narrative to Director Compensation Table

The Company’s Director Compensation Policy is intended to provide a total compensation package of cash and equity incentives that enables the Company to attract and retain qualified and experienced individuals to serve as directors and to align its directors’ interests with those of its stockholders. In June 2019, the Company suspended all cash payments under its Director Compensation Policy and the directors did not receive cash payments that they would otherwise receive under the Company’s Director Compensation Policy. Effective January 1, 2021, the Company reinstated cash payments under its Director Compensation Policy.

Annual Cash Compensation

The Company pays each of its non-employee directors a cash retainer for service on the Board. The chairman of the Board and of each committee receives an additional retainer for such service. These retainers are payable in quarterly installments on the 15th day of the second month of each calendar quarter, provided that no payment will be made to any director who is no longer serving as a non-employee member of the Board on the relevant payment date. Effective January 1, 2022, the retainers paid to non-employee directors for service on the Board and for service on each committee of the Board on which the director is a member are as follows:

Annual Board Service Retainer
All non-employee directors	$47,000
Non-executive Chairman of the Board	$67,000
Annual Committee Chair Service Retainer
Chair of the Audit Committee	$17,000
Chair of the Compensation Committee	$11,000
Chair of the Nominating & Governance Committee	$8,000

All fees are paid quarterly. In addition, we reimburse our directors for their reasonable expenses incurred in attending meetings of the Board and its committees. Each member of the Board is entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board and any committee of the Board on which he or she serves.

Annual Equity Incentive Compensation

The equity incentive compensation set forth below is granted under the 2018 Plan. All stock options granted under this plan and the Director Compensation Policy are nonstatutory stock options, with an exercise price per share equal to 100% of the Fair Market Value (as defined in the 2018 Plan) of the underlying shares of common stock on the date of grant, and a term of 10 years from the date of grant (subject to earlier termination in connection with a termination of service as provided in the 2018 Plan).

Initial Equity Grant

Under the Director Compensation Policy each new non-employee director receives an inaugural equity grant valued at $150,000, subject to a cap of 150,000 shares underlying the applicable award of stock options, restricted stock units or deferred stock units. Each of Ms. Goldstein and Ms. Wilber received an initial equity award under the amended Director Compensation Policy in March 2022.

Annual Equity Grant

In 2021, on the date of the annual meeting, each non-employee director received an equity award valued at $75,000 as of the business day immediately preceding the date of grant with a cap of 75,000 shares, and Mr. Atieh, the then Board chair, received an annual equity award valued at $112,500 with a cap of 112,500 shares. The annual equity grants for 2022 are expected to be made as of the 2022 Annual Meeting of stockholders of the Company to the non-employee directors other than Ms. Goldstein and Ms. Wilber who received inaugural grants in March 2022.

All such annual awards vest in a single installment on the next annual meeting of stockholders, subject to earlier vesting in the case of a change of control (as defined in the 2018 Plan).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table shows information regarding the Company’s equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	6,212,727	$4.61	1,036,274
Equity compensation plans not approved by security holders
Total	6,212,727	$4.61	1,036,274

In accordance with the terms of the 2018 Plan, effective January 1, 2022, the Board increased the number of shares available for issuance under the 2018 Plan by 2,000,000 shares of common stock, which was an amount equal to approximately 2.6% of the shares of common stock outstanding on a fully diluted basis as of December 31, 2021.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF ELECTROCORE, INC.

The following table sets forth the beneficial ownership of the Company’s shares of common stock as of March 17, 2022 for:

•	each person, or group of affiliated persons, who is known by the Company to beneficially own more than 5% of its shares of common stock;

•	each of the Company’s named executive officers;

•	each of the Company’s directors; and

•	all of the Company’s current executive officers and directors as a group.

The percentage ownership information is based upon 70,718,191 shares of common stock outstanding as of March 17, 2022. The Company has determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options, restricted and deferred stock units, restricted stock awards or warrants that were outstanding on March 17, 2022 and which are exercisable on or before May 16, 2022, which is 60 days after March 17, 2022. These shares are deemed to be outstanding and beneficially owned by the person holding those options, restricted and deferred stock units, restricted stock awards or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Except as otherwise noted below, the address for persons listed in the table is c/o electroCore, Inc., 200 Forge Way, Suite 205, Rockaway, NJ 07866.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Principal Stockholders:
AWM Investment Company, Inc. (1)	4,655,747	6.6%
Named Executive Officers and Directors:
Michael G. Atieh(2)	306,496	*
Peter Cuneo(3)	166,104	*
Joseph P. Errico(4)	3,837,002	5.4%
Thomas J. Errico, M.D.(5)	3,294,903	4.6%
John P. Gandolfo(6)	148,968	*
Daniel S. Goldberger(7)	749,974	1.1
Julie A. Goldstein (8)	368,545	*
Trevor J. Moody(9)	420,254	*
Thomas M. Patton(10)	144,968	*
Brian M. Posner (11)	264,054	*
Patricia Wilber (12)	8,333	*
All current directors and named executive officers as a group (11 persons)	7,745,324	10.6%

*Denotes less than one percent.

(1)	Based on a Schedule 13G filed on February 11, 2022. The address of AWM Investment Company, Inc. is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(2)	Represents 69,503 shares of common stock, 63,291 options to purchase shares of common stock, and 173,702 deferred stock units.

(3)        Represents 166,104 options to purchase shares of common stock.

(4)	Represents 1,152,500 shares of common stock held directly by Mr. Errico and his individual retirement account; 266,350 shares of common stock held directly by Mr. Errico’s spouse, minor children and a trust for the benefit of Mr. Errico’s spouse and minor children; 246,801 shares of common stock and warrants held for the benefit of Mr. Errico and his spouse, minor children and a trust for their benefit indirectly by CV II, CV IV and certain other entities controlled by Joseph P. Errico and Dr. Thomas J. Errico (the “Other Entities”); and 588,386 options to purchase shares of common stock, 1,607 restricted stock units, and 115,801 deferred stock units held directly by Mr. Errico. Also includes an additional 1,932,687 shares and warrants held by CV II, CV IV, and the Other Entities for the benefit of persons other than Mr. Errico. Mr. Errico serves as a manager of CV II, CV IV, and certain of the Other Entities and has or shares voting control over such shares and warrants with Thomas J. Errico, M.D.

(5)	Represents 1,183,752 shares of common stock held directly by Dr. Errico; 19,454 shares of common stock held directly by a trust for the benefit of Dr. Errico’s family members; 52,661 shares of common stock and warrants held for the benefit of Dr. Errico indirectly by CV II, CV IV, and the Other Entities; and 204,630 options to purchase shares of common stock, and 13,333 deferred stock units held directly by Dr. Errico. Also includes an additional 2,126,827 shares and warrants held by CV II, CV IV, and the Other Entities for the benefit of persons other than Dr. Errico. Dr. Errico serves as a manager of CV II, CV IV, and certain of the Other Entities and has or shares voting control over such shares and warrants with Joseph P. Errico.

(6)	Represents 4,000 shares of common stock, and 144,968 deferred stock units.

(7)	Represents 300,308 shares of common stock, and 449,666 options to purchase shares of common stock.

(8)	Represents 8,333 deferred stock units and 360,212 shares of common stock.

(9)	Represents 373,455 shares of common stock, 40,801 restricted stock units, 2,681 options to purchase shares of common stock, and 3,317 restricted stock awards.

(10)	Represents 50,000 shares of common stock, and 94,968 restricted stock units.

(11)	Represents 96,555 shares of common stock, and 167,499 options to purchase shares of common stock.

(12)	Represents 8,333 deferred stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence Of The Board Of Directors

The common stock is listed on the Nasdaq Global Select Stock Market. Under Nasdaq rules, independent directors must comprise a majority of the Company’s board of directors. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board has determined that each of the Company’s directors other than Joseph P. Errico and Daniel S. Goldberger, the Company’s CEO, and Joseph P. Errico, one of our founders and the former Chief Science and Strategy Officer and Chairman of the Board, are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making these determinations, the Board has reviewed and discussed information provided by the directors and the Company with regard to each director’s business and personal activities and relationships as they may relate to the Company and its management, including the beneficial ownership of Company capital stock by each non-employee director, any relevant family relationships, and the transactions involving directors described in the section entitled “Certain Related Party Transactions.”

Certain Related Party Transactions

Except for the transactions described in this section, there have been no transactions since January 1, 2020 involving an amount in excess of $120,000 to which the Company has been a participant and in which any of its directors, executive officers or holders of more than 5% of its share capital, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation.”

On April 14, 2020, the Company sold an aggregate of 2,058,822 shares of common stock to the purchasers at a purchase price of $0.85 per share in a private placement (the “Private Placement”) for aggregate proceeds to the Company of $1.75 million. Each of the purchasers in the Private Placement was a member of the Board at the time or an affiliate thereof. The purchase agreement contained customary representations, warranties and covenants of the Company and the purchasers including certain registration rights. The table below summarizes the issuances of common stock to the related parties.

Purchaser	Investment Amount	Common Stock Purchased
Tullis Growth Fund II LP (1)	$1,500,000	1,764,705
Trevor J. Moody	$100,000	117,647
Thomas J. Errico, M.D.	$150,000	176,470

(1)	Tullis Growth Fund II LP may be deemed to be an affiliate of James L.L Tullis, a former member of the Board.

On June 30, 2021, the Company entered into an underwriting agreement in connection with the Company’s public offering of 20,700,000 shares of common stock at a purchase price of $1.00 per share. The offering closed on July 2, 2021.

The table below summarizes the issuances of common stock to the related parties in the offering.

Purchaser	Investment Amount	Common Stock Purchased
Daniel S. Goldberger	$50,000	50,000
Trevor J. Moody	$100,000	100,000
Thomas J. Errico, M.D.	$50,000	50,000

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

On June 29, 2020, the Audit Committee authorized the dismissal of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm, and KPMG was dismissed as the Company’s independent registered public accounting firm as of such date. KPMG served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018 and the subsequent periods through June 29, 2020.

KPMG’s report on the Company’s consolidated financial statements as of and for the years ended December 31, 2019 and 2018 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

During the Company’s fiscal years ended December 31, 2019 and 2018 and the subsequent interim period through June 29, 2020: (i) there were no disagreements between the Company and KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference to the subject matter of the disagreements in connection with their opinion on the Company’s consolidated financial statements; and (ii) there were no “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K).

Effective June 29, 2020, the Audit Committee authorized the appointment of Marcum LLP as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2020, and Marcum was appointed as the Company’s independent registered public accounting firm. The decision to change the Company’s principal independent accountants was the result of a competitive process undertaken by management and the Audit Committee as well as the Company’s focus on reducing its general and administrative expenses. During the Company’s fiscal years ended December 31, 2019 and 2018, and the subsequent interim period through June 29, 2020, neither the Company nor anyone acting on behalf of the Company had consulted Marcum regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did Marcum provide a written report or oral advice to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2021 and December 31, 2020 by Marcum LLP, the Company’s principal accountants for these each of these two fiscal years.

	Year Ended December 31
	2021	2020
Audit Fees	$297,000	205,750
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$297,000	205,750

All fees described above were pre-approved by the audit committee.

Audit Fees include fees billed for the fiscal year shown for professional services for the audit of the Company’s annual financial statements, quarterly reviews, and review of the Company’s registration statements and other SEC filings.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b)    Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of electroCore, Inc, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 as filed with the Commission on August 14, 2019.

3.2	Amended and Restated Bylaws of electroCore, Inc., incorporated by reference to the Company's Current Report on Form 8-K as filed with Commission on December 3, 2021.

4.1	Registration Rights Agreement, dated March 27, 2020, between electroCore, Inc. and Lincoln Park Capital Fund, LLC, incorporated by reference to the Company’s Current Report on Form 8-K as filed with Commission on March 27, 2020.

4.2	Description of Capital Stock, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 10, 2022.

10.2†	electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-225864.

10.3†	Form of Employee Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 10, 2022.

10.4†	Form of Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 10, 2022.

10.5†	Form of Employee Restricted Stock Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.6†	Form of Non-Employee Director Inaugural Deferred Stock Unit Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.7†	Form of Non-Employee Director Inaugural Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.8†	Form of Non-Employee Director Inaugural Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.9†	Form of Non-Employee Director Annual Deferred Stock Unit Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.10†	Form of Non-Employee Director Annual Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.11†	Form of Non-Employee Director Annual Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.12†	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.13†	Form of electroCore, Inc. Management Severance Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.14†	electroCore, Inc. Non-Employee Director Compensation Policy, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 10, 2022.

10.15	Rockaway, NJ Office Lease between Anson Logistics Assets LLC and electroCore, Inc., incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 as filed with the Commission on March 28, 2019.

10.17	Form of Common Unit Warrant, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.18	Form of Series A Warrant, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.19	Form of Bridge Warrant, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.20†

Employment Offer Letter, dated as of September 26, 2019, between electroCore, Inc. and Daniel Goldberger, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on October 2, 2019.

10.21†

Employment Offer Letter, dated as of January 30, 2019, between electroCore, Inc. and Brian Posner, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on March 12, 2019.

10.22†	Amendment to Brian Posner Offer Letter, dated as of August 8, 2019, incorporated by reference to the Company's Quarterly Report on Form 10-Q, as filed with the Commission on August 14, 2019.

21.1	List of subsidiaries of electroCore, Inc., incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 10, 2022.

23.1	Consent of Marcum LLP, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 10, 2022.

31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 10, 2022.

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 10, 2022.

31.3*

Certification of the Principal Executive Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*

Certification of the Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 10, 2022.

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 10, 2022.

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

electroCore, Inc.

Date: May 2, 2022	By:	/s/ Daniel S. Goldberger
Daniel S. Goldberger
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 2, 2022	By:	/s/ Brian M. Posner
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Cuneo
Peter Cuneo	Chairman of the Board	May 2, 2022

/s/ Michael G. Atieh
Michael G. Atieh	Director	May 2, 2022

/s/ Daniel S. Goldberger
Daniel S. Goldberger	Director	May 2, 2022

/s/ John Gandolfo
John Gandolfo	Director	May 2, 2022

/s/ Julie Goldstein
Julie Goldstein	Director	May 2, 2022

/s/ Joseph P. Errico
Joseph P. Errico	Director	May 2, 2022

/s/ Thomas Patton
Thomas Patton	Director	May 2, 2022

/s/ Thomas J. Errico, M.D.
Thomas J. Errico, M.D.	Director	May 2, 2022

/s/ Trevor J. Moody
Trevor J. Moody	Director	May 2, 2022

/s/ Patricia Wilber
Patricia Wilber	Director	May 2, 2022