Form 10-Q
period 2022-03-31
electroCore, Inc.
filed 2022-05-05
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

As of May 3, 2022 the registrant had 70,769,325 shares of common stock outstanding.

1

REFERENCES TO ELECTROCORE

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to the “Company,” “electroCore,” “we,” “us” and “our” refer to electroCore, Inc. a Delaware corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) risks and uncertainties related to the impact of the COVID-19 pandemic on general political and economic conditions, including as a result of efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, vaccine mandates, shelter in place orders and third-party business closures and resource allocations, manufacturing and supply chains and patient access to commercial products; our ability to execute our operational and budget plans in light of the COVID-19 pandemic, and (ii) those included in our Form 10-Qs, our Annual Report on Form 10-K for the year ended December 31, 2021, in our other filings with the U.S. Securities and Exchange Commission or in materials incorporated by reference therein, including the information in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in such filings. Furthermore, any such forward-looking statements in this Quarterly Report speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements.

The electroCore logo, gammaCore and other trademarks of electroCore, Inc. appearing in this Quarterly Report are the property of electroCore, Inc. All other trademarks, service marks and trade names in this Quarterly Report are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Quarterly Report.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$29,882	$34,689
Accounts receivable, net	364	438
Inventories, net	1,577	1,361
Prepaid expenses and other current assets	671	1,053
Total current assets	32,494	37,541
Inventories, noncurrent	3,324	3,941
Property and equipment, net	122	147
Operating lease right of use assets, net	605	613
Other assets, net	636	591
Total assets	$37,181	$42,833
Liabilities and Equity
Current liabilities:
Accounts payable	$2,235	$1,543
Accrued expenses and other current liabilities	2,384	3,881
Current portion of operating lease liabilities	64	61
Total current liabilities	4,683	5,485
Noncurrent liabilities:
Operating lease liabilities, noncurrent	682	700
Total liabilities	5,365	6,185
Commitments and contingencies	—	—
Stockholders' equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at March 31, 2022 and December 31, 2021; 70,718,191 shares issued and outstanding at March 31, 2022 and 70,704,123 shares issued and outstanding at December 31, 2021	71	71
Additional paid-in capital	161,549	160,772
Accumulated deficit	(129,790)	(124,208)
Accumulated other comprehensive loss	(14)	13
Total equity	31,816	36,648
Total liabilities and equity	$37,181	$42,833

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2022	2021
Net sales	$1,899	$1,204
Cost of goods sold	360	364
Gross profit	1,539	840
Operating expenses
Research and development	934	499
Selling, general and administrative	6,186	5,725
Total operating expenses	7,120	6,224
Loss from operations	(5,581)	(5,384)
Other (income) expense
Interest and other income	(4)	(3)
Other expense	5	3
Total other (income) expense	1	—
Loss before income taxes	(5,582)	(5,384)
(Provision) benefit from income taxes	—	—
Net loss	$(5,582)	$(5,384)
Net loss per share of common stock - Basic and Diluted (see Note 8)	$(0.08)	$(0.11)
Weighted average common shares outstanding - Basic and Diluted (see Note 8)	70,672	47,653

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021
Net loss	$(5,582)	$(5,384)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(27)	141
Unrealized gain (loss) on securities, net of taxes as applicable	—	3
Other comprehensive (loss) income	(27)	144
Comprehensive loss	$(5,609)	$(5,240)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

(in thousands)

	Common		Additional		Accumulated other	Total electroCore, Inc.
	Stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	Total
	Shares	Amount	capital	deficit	income (loss)	equity	interest	equity
Balance, January 1, 2022	70,704	$71	$160,772	$(124,208)	$13	$36,648	$—	$36,648
Net loss	—	—	—	(5,582)	—	(5,582)	—	(5,582)
Other comprehensive loss	—	—	—	—	(27)	(27)	—	(27)
Issuance of stock related to employee compensation plans, net of forfeitures	14	—	—	—	—	—	—	—
Share based compensation	—	—	777	—	—	777	—	777
Balance, March 31, 2022	70,718	$71	$161,549	$(129,790)	$(14)	$31,816	$—	$31,816

Balance, January 1, 2021	45,560	$45	$130,205	$(106,990)	$(251)	$23,009	$635	$23,644
Net loss	—	—	—	(5,384)	—	(5,384)	—	(5,384)
Other comprehensive income	—	—	—	—	144	144	—	144
Issuance of stock	2,750	3	6,918	—	—	6,921	—	6,921
Issuance of stock related to employee compensation plans, net of forfeitures	18	—	—	—	—	—	—	—
Settlement of accrued bonus	165	—	400	—	—	400	—	400
Share based compensation	—	—	942	—	—	942	—	942
Balance, March 31, 2021	48,493	$48	$138,465	$(112,374)	$(107)	$26,032	$635	$26,667

See accompanying notes to unaudited condensed consolidated financial statements

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,582)	$(5,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	777	942
Depreciation and amortization	106	96
Amortization of marketable securities discount	—	54
Net noncash lease expense	13	15
Changes in operating assets and liabilities:
Accounts receivable, net	75	11
Inventories	399	119
Prepaid expenses and other current assets	252	382
Accounts payable	692	32
Accrued expenses and other current liabilities	(1,497)	(414)
Operating lease liabilities	(15)	(9)
Net cash used in operating activities	(4,780)	(4,156)
Cash flows from investing activities:
Purchase of marketable securities	—	(5,083)
Proceeds from maturities of marketable securities	—	7,000
Net cash provided by investing activities	—	1,917
Cash flows from financing activities:
Shares issued	—	6,920
Net cash provided by financing activities	—	6,920
Effect of changes in exchange rates on cash and cash equivalents	(27)	141
Net (decrease) increase in cash and cash equivalents	(4,807)	4,822
Cash and cash equivalents – beginning of period	34,689	4,242
Cash and cash equivalents – end of period	$29,882	$9,064

Supplemental cash flows disclosures:
Interest paid	$2	$4
Supplemental schedule of noncash activity:
2020 Accrued bonus awarded in equity	$—	$400

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

electroCore, headquartered in Rockaway, New Jersey, has two wholly owned subsidiaries: electroCore Germany GmbH, and electroCore UK Ltd. The Company has ceased its operations in Germany, although sales to Germany are still supported by electroCore UK Ltd. On November 2, 2021, the Company formally terminated its agreement with electroCore (Aust) Pty Limited (“electroCore Australia”).

Note 2. Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2022. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

(b)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of electroCore and its wholly owned subsidiaries. electroCore Australia was consolidated with the non-controlled equity presented as non-controlling interest in the Company's Condensed Consolidated Statement of Equity for the three months ended March 31, 2021. The Company terminated its affiliation with electroCore Australia on November 2, 2021 and, as such, this dormant entity was not included in the Company's Condensed Consolidated Statement of Equity for the three months ended March 31, 2022. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 3. Significant Risks and Uncertainties

Liquidity

The Company has experienced significant net losses and cash used in operations, and it expects to continue to incur net losses and cash used in operations for the near future as it works to increase market acceptance of its gammaCore therapy. The Company has never been profitable and has incurred net losses and cash used in operations in each year since its inception. The Company incurred net losses of $5.6 million and $5.4 million for the three months ended March 31, 2022 and 2021, respectively. Cash used in operating activities for the three months ended March 31, 2022 and 2021 was $4.8 million and $4.2 million, respectively.

The Company’s expected cash requirements for the next 12 months and beyond are largely based on the commercial success of its products. There are significant risks and uncertainties as to its ability to achieve these operating results, including as a result of the adverse impact on its headache business from the ongoing COVID-19 pandemic. The Company believes its cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue (i) in the United States from the Department of Veterans Affairs and Department of Defense ("VA/DoD") pursuant to its qualifying contract under the Federal Supply Schedule and open market sales to individual Department of Veterans Affairs facilities, and (ii) in the United Kingdom from the National Health Service. The VA/DoD and National Health Service were the Company’s sole customers accounting for 10% or more of total net sales during the three months ended March 31, 2022 and 2021. The following table reflects the respective concentration as a percentage of the Company's net sales:

	Three months ended March 31,
	2022	2021
Revenue channel:
VA/DoD	66.4%	55.5%
National Health Service	13.0%	25.8%

During the three months ended March 31, 2022 and 2021, five VA/DOD facilities represented approximately 62.4% and 55.2%, respectively, of total VA/DOD net sales and two facilities accounted for more than 10% of total VA/DOD net sales.

Foreign Currency Exchange

The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

COVID-19 Risks and Uncertainties

The Company continues to monitor the impact of the coronavirus pandemic on all aspects of its business and geographies, including how it will impact business partners, customers and the global supply chain. While the Company experienced disruptions during the three months ended March 31, 2022 and 2021 from the coronavirus pandemic, it is unable to predict the full impact that the coronavirus pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The coronavirus pandemic has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Depending upon the duration and severity of the pandemic, the continuing effect on the Company's results and outlook over the long term remains uncertain.

Note 4. Revenue

Geographical Net Sales

The following table presents net sales disaggregated by geographic area:

	Three months ended March 31,
(in thousands)	2022	2021
Geographic Market
United States	$1,594	$824
United Kingdom	266	317
Other	39	63
Total Net Sales	$1,899	$1,204

Performance Obligations

The Company’s net revenue represents total revenue, net of discounts, vouchers, rebates, returns, co-payment assistance, and certain fees for services related to its e-commerce platform. These adjustments represent variable consideration and are recorded for the Company’s estimate of cash consideration expected to be given by the Company to a customer that is presumed to be a reduction of the transaction price of the Company’s products and, therefore, are characterized as a reduction of revenue. These adjustments are established by management as its best estimate of available information and will be adjusted to reflect known changes in the factors that impact such allowances. Adjustments for variable consideration are determined based on the contractual terms with customers, historical trends, the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product.

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

Trade credits are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience. For the three months ended March 31, 2022 and 2021, trade credits and discounts were immaterial.

Contract Balances

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Accordingly, under ASC 606, the Company’s contracts with customers did not give rise to contract assets or liabilities during the three months ended March 31, 2022 and 2021.

Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

License Agreement with Teijin Limited

Effective March 29, 2022, the Company entered into an agreement with Teijin Limited (Teijin), to license certain exclusive rights to its nVNS technology for commercialization in Japan for a range of primary headache disorders.

Under the agreement, the Company will receive a non-refundable, upfront payment for the licenses and rights granted to Teijin. The financial terms contain milestone payments, payable upon the decision by Teijin to commercialize the licensed product for specific indications. The Company also will receive an annual license fee commencing on the first anniversary of the agreement and payable annually until the first commercial sale on any approved indication. Upon favorable regulatory and payor coverage decisions in Japan, the parties plan to enter into an exclusive commercial supply agreement for gammaCore nVNS.

The agreement contains customary terms and conditions, including renewal and termination provisions, as well as minimum purchase commitments once a commercial supply agreement is in place. Furthermore, Teijin is responsible for all costs associated with regulatory approval by the Pharmaceuticals and Medical Devices Agency (PMDA), the Japanese FDA equivalent. As part of the agreement, Teijin will have the right of first negotiation for a license to additional indications in Japan.
11

Note 5. Inventories

As of March 31, 2022 and December 31, 2021, inventories consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$862	$769
Work in process	3,697	4,072
Finished goods	342	461
Total inventories, net	4,901	5,302
Less: noncurrent inventories	3,324	3,941
Current inventories	$1,577	$1,361

The reserve for obsolete inventory was $711,000 and $821,000 as of March 31, 2022 and December 31, 2021, respectively. The decrease in the reserve for obsolete inventory was due to the disposal of previously reserved inventory. The Company records charges for obsolete inventory in cost of goods sold. As of March 31, 2022 and December 31, 2021, noncurrent inventory was comprised of approximately $0.8 million and $0.9 million of raw materials, respectively, and $2.5 million and $3.0 million of work in process, respectively. Inventory classified under the category Work in process consists of prefabricated assembled product.

Note 6. Leases

For the three months ended March 31, 2022 and 2021 the Company recognized lease expense of $38,000 and $40,000, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

Supplemental Balance Sheet Information for Operating Leases:

(in thousands)	March 31, 2022	December 31, 2021
Operating leases:
Operating lease right of use assets	$605	$613
Operating lease liabilities:
Current portion of operating lease liabilities	64	61
Noncurrent operating lease liabilities	682	700
Total operating lease liabilities	$746	$761
Weighted average remaining lease term (in years)	6.9	6.9
Weighted average discount rate	13.8%	13.8%

 Future minimum lease payments under non-cancellable operating leases as of March 31, 2022:

(in thousands)
Remainder of 2022	$121
2023	164
2024	167
2025	171
2026	161
2027 and thereafter	373
Total future minimum lease payments	1,157
Less: Amounts representing interest	(411)
Total	$746

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses as of March 31, 2022 and December 31, 2021 consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued professional fees	$310	$468
Accrued bonuses and incentive compensation	514	1,849
Accrued insurance expense	125	499
Accrued vacation and other employee related expenses	598	455
Accrued international taxes	268	263
Other	569	347
	$2,384	$3,881

Finance and Security Agreements
On July 2, 2021, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "Agreement"). The Agreement provides for a single borrowing by the Company of $1.2 million, with a ten-month term and an annual interest rate of 1.55%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. The amounts payable are secured by the Company's rights under such policies. The Company began to pay monthly installments of approximately $125,000 in July 2021.

Note 8.  Net Loss Per Share

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

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Three Month Ended March 31,
(in thousands)	2022	2021
Outstanding stock options	6,323	4,906
Nonvested restricted stock and unit awards	1,366	1,216
Stock purchase warrants	217	715
	7,906	6,837

Note 9.  Stock Based Compensation

The following table presents a summary of activity related to stock options during the three months ended March 31, 2022:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 1, 2022	5,137	$4.61	8.0
Granted	1,187	0.76
Exercised	—	—
Cancelled	(1)	—
Outstanding, March 31, 2022	6,323	$3.88	8.1
Exercisable, March 31, 2022	2,785	$6.47	7.4

The intrinsic value is calculated as the difference between the fair market value at March 31, 2022 and the exercise price per share of the stock options. As of March 31, 2022, all options outstanding had no intrinsic value. The options granted to employees generally vest over a three or four year period.

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the three months ended March 31, 2022:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2022	1,056	$1.66
Granted	300	0.50
Vested	(14)	1.85
Cancelled	(5)	2.83
Nonvested, March 31, 2022	1,337	$1.39

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

The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Selling, general and administrative	$705	$809
Research and development	66	113
Cost of goods sold	6	20
Total expense	$777	$942

Total unrecognized compensation cost related to unvested awards as of March 31, 2022 was $4.3 million and is expected to be recognized over the next 2.1 years.

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three months ended March 31, 2022 and 2021 was estimated on the date of grant using the Black-Scholes model. Expected volatility was based on historical common stock volatility of the Company's peers. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembled the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three months ended March 31, 2022 and 2020 are summarized in the table below.

	Three months ended March 31,
	2022	2021
Fair value at grant date	$0.54	$1.39
Expected volatility	84.0%	79.9%
Risk-free interest rate	1.6%	0.6%
Expected holding period, in years	6.0	6.1
Dividend yield	—%	—%

Note 10. Commitments and Contingencies

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

On October 31, 2019, the Company and the other defendants filed a motion to dismiss the complaint or in the alternative to stay the action in favor of the pending federal action (discussed below). On February 21, 2020, the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On March 2, 2020 the court entered an amended order dismissing the consolidated amended complaint with prejudice. On March 27, 2020, the plaintiffs filed a notice of appeal with the N.J. Superior Court – Appellate Division. The appeal was argued on September 27, 2021. On October 8, 2021, the Appellate Division issued an order reversing the decision of the Superior Court. The case has been remanded to the Superior Court for oral argument on the motion to dismiss. On November 11, 2021 the defendants filed a supplemental motion to dismiss based on the certificate of incorporation's forum selection clause. On December 10, 2021, the Superior Court heard argument of the original motion to dismiss and the supplemental motion to dismiss based on the federal forum selection clause. On December 14, 2021, the Superior Court granted both motions in their entirety and dismissed the action without leave to re-plead. On January 27, 2022, the plaintiffs filed a notice of appeal to the Appellate Division. On April 15, 2022 the plaintiffs filed their appeal brief. The brief of defendant-appellees is due to be filed on May 16, 2022. No argument date for the appeal has been set.

On September 26, 2019 and October 31, 2019, purported stockholders of the Company served putative class action lawsuits in the United States District Court for the District of New Jersey captioned Allyn Turnofsky vs. electroCore, Inc., et al., Case 3:19-cv-18400, and Priewe vs. electroCore, Inc., et al., Case 1:19-cv-19653, respectively. In addition to the Company, the defendants include present and past directors and officers, and Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for the IPO. The plaintiffs each seek to represent a class of stockholders who (i) purchased the Company’s common stock in the IPO or whose purchases are traceable to the IPO, or (ii) who purchased common stock between the IPO and September 25, 2019. The complaints each alleged that the defendants violated Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, with respect to (i) the registration statement and related prospectus for the IPO, and (ii) certain post-IPO disclosures filed with the SEC. The complaints sought unspecified compensatory damages, interest, costs and attorneys’ fees. The Priewe case was voluntarily dismissed on February 19, 2020.

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

Note 11. Subsequent Event

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. On April 14, 2022, the Company received a net cash amount of approximately $445,000 from the sale of its New Jersey state net operating losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

You should read this section in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those under the caption "Risk Factors" in the aforementioned Annual Report and this Form 10-Q.

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

License Agreement with Teijin Limited

On March 29, 2022, we entered into an agreement with Teijin Limited (Teijin), to license certain exclusive rights to its nVNS technology for commercialization in Japan for a range of primary headache disorders.

Under the agreement, we will receive a non-refundable, upfront payment for the licenses and rights granted to Teijin. The financial terms contain milestone payments, payable upon the decision by Teijin to commercialize the licensed product for specific indications. We will also receive an annual license fee commencing on the first anniversary of the agreement and payable annually until the first commercial sale on any approved indication. Upon favorable regulatory and payor coverage decisions in Japan, the parties plan to enter into an exclusive commercial supply agreement for gammaCore nVNS.

The agreement contains customary terms and conditions, including renewal and termination provisions, as well as minimum purchase commitments once a commercial supply agreement is in place. Furthermore, Teijin is responsible for all costs associated with regulatory approval by the Pharmaceuticals and Medical Devices Agency (PMDA), the Japanese FDA equivalent. As part of the agreement, Teijin will have the right of first negotiation for a license to additional indications in Japan.

Sale of New Jersey Net Operating Losses

We may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. On April 14, 2022, we received a net cash amount of approximately $445,000 from the sale of our New Jersey state net operating losses.

Impact of COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact business partners, customers and the global supply chain. In particular, the pandemic has resulted in a significant reduction in non-essential contact between patients and healthcare providers, shifting of focus by healthcare providers to the acute treatment of COVID-19 related illness regardless of specialty. We believe these restrictions have limited our sales force’s ability to generate additional interest in the Company’s products. While we began to experience disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, we are unable to predict the impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the development, rollout and availability of effective treatments and vaccines, the imposition of various protective public safety measures including vaccine mandates, as well as the transmissibility and effects of new coronavirus variants such as those experienced with respect to Omicron and subsequent variants beginning in early December 2021, and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including those where our principal place of business is located and sales force seeks to operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown of effective treatments and vaccines.

Because the COVID-19 pandemic affected, among other things, our access to prescribing physicians and their access to headache patients, on March 23, 2020 we suspended our earlier full-year revenue guidance until we could better understand the trajectory of our business, as well as announced a reduction in our activities, and adjusted our cash runway expectations in response to the potential adverse impact caused by the COVID-19 pandemic. Compared to our earlier expectations, we believe that our results for the year ended December 31, 2021 reflect a negative impact from, among other things, the global pandemic. Moreover, our expectations for at least the beginning of 2022 have also been adversely affected by both the uncertainty and potential negative impact of the global pandemic. We believe that the resurgence of UK COVID-19 cases during 2022 further negatively impacted our UK business. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains uncertain.

Critical Accounting Policies and Estimates

The significant accounting policies and basis of presentation of our condensed consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies” of the consolidated financial statements included with the annual report on Form 10-K.included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC on March 10, 2022 ("2021 Annual Report"), and in Note 2 "Summary of Significant Accounting Policies" of the condensed consolidated financial statements included within this quarterly report on Form 10-Q.

The preparation of our financial statements is in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other related disclosures. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on our financial position and results of operations.

The critical accounting policies that we believe, the judgements, estimates, and assumptions associated with such policies, have the greatest potential impact on the condensed consolidated financial statements are disclosed in the section titled Critical Accounting Policies and Estimates in Part II of our 2021 Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$1,899	$1,204	$695
Cost of goods sold	360	364	(4)
Gross profit	1,539	840	699
Operating expenses
Research and development	934	499	435
Selling, general and administrative	6,186	5,725	461
Total operating expenses	7,120	6,224	896
Loss from operations	(5,581)	(5,384)	(197)
Other (income) expense
Interest and other income	(4)	(3)	(1)
Other expense	5	3	2
Total other (income) expense	1	—	1
Loss before income taxes	(5,582)	(5,384)	(198)
Provision for income taxes	—	—	—
Net loss	$(5,582)	$(5,384)	$(198)

Net Sales

Net sales increased 58% for the three months ended March 31, 2022 compared to the comparable prior year period. This increase of $695,000 is due to a $770,000 increase in net sales from the U.S. Department of Veteran Affairs and our U.S. commercial channel, offset by a $75,000 decrease in net sales from outside the U.S due principally to the impact of the COVID-19 pandemic in the United Kingdom in the first quarter of 2022. We expect that the majority of our remaining 2022 fiscal year revenue will continue to come from the U.S. Department of Veterans Affairs and United Kingdom, however, we expect to increase revenue from our commercial channel through cash pay models via direct-to-consumer approaches through our online stores in the U.S. and United Kingdom. Further, we are expanding our cash pay proposition to include direct to physician models for traditional neurology headache specialists, as well as the wide range of medical providers who manage patients' headache conditions including primary care physicians, women's health, pain management, functional and integrative medicine professionals, as well as chiropractors, and PharmDs (Doctors of Pharmacy).

Gross Profit

Gross profit increased by $699,000 for the three months ended March 31, 2022 compared to the comparable prior year period. Gross margin was 81% and 70% for the three months ended March 31, 2022 and 2021, respectively. Our evolving commercial strategy has resulted in the launch of cash payment models under which we license certain starter devices. The cost of the licensed starter device is being recognized as cost of goods sold over the estimated useful life of the starter device versus expensing the cost of goods at the time of sale.  Moreover, in recent quarters, we have sold an increasing amount of longer duration therapy, resulting in a higher average selling price. These factors and favorable absorption of labor and overhead costs contributed to the increase in gross margin. Gross profit and gross margin for the remainder of 2022 will be largely dependent on revenue levels, product mix, any changes in the estimated useful lives of licensed starter devices, and the pricing levels of our therapy.

Research and Development

Research and development expense increased by $435,000, or 87%, for the three months ended March 31, 2022 compared to the prior year period. This increase was primarily due to targeted investments to support product development, certain investigator-initiated trials, and scientific publications. We expect research and development expenses to continue to increase during the remainder of 2022 largely due to planned expenditures in connection with the next generation of our therapy delivery platform.

Selling, General and Administrative

Selling, general and administrative expense of $6.2 million for the three months ended March 31, 2022 increased by $461 or 8%, compared to the comparable prior year period as we began to make targeted investments to support our commercial efforts. We expect our selling, general, and administrative expense to continue to increase for the remainder of 2022.

Other (Income) Expense

Other (income) expense primarily consisted of interest earned on cash, cash equivalents offset by interest expense related to borrowings used to partially fund the premiums due under certain of our insurance policies.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the three months ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by
Operating activities	$(4,780)	$(4,156)
Investing activities	$—	$1,917
Financing activities	$—	$6,920

Operating Activities

Net cash used in operating activities was $4.8 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively. This increase is primarily due to the increase in our net loss from operations.

Investing Activities

No cash was provided by investing activities during the three months ended March 31, 2022. For the three months ended March 31, 2021, net cash provided by investing activities was $1.9 million reflecting funds received from the maturity of marketable securities partially offset by our purchases of marketable securities during the prior period.

Financing Activities

No cash was provided by financing activities during the three months ended March 31, 2022. For the three months ended March 31, 2021, net cash provided by financing activities was $6.9 million representing proceeds from the sale of our common stock.

Liquidity Outlook

As of March 31, 2022, our cash and cash equivalents totaled $29.9 million.

We have experienced recurring losses since our inception. We incurred net losses of $5.6 million and $5.4 million for the three months ended March 31, 2022 and 2021, respectively. We expect to continue to incur substantial negative cash flows from operations for at least the next several years as we work to increase market acceptance of our gammaCore therapy for the acute treatment of primary headache and its other indications.

Our expected cash requirements for the next 12 months and beyond are largely based on the commercial success of our products and the level of targeted investment in our commercial strategies. There are significant risks and uncertainties as to our ability to achieve these operating results, including as a result of the adverse impact on our headache business from the ongoing COVID-19 pandemic. We believe our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the financial statements included in this Form 10-Q are made available.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We develop our products in the United States and sell those products into several countries. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe are denominated in British Pound Sterling and our license agreement with Teijin is denominated in Japanese Yen. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase. In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.
If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2022.
Our exposure to market interest rate risk is confined to our cash and cash equivalents and marketable securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on interest income recognized in our statement of operations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk. We contract with CROs, investigational sites, suppliers and other vendors in Europe and internationally. In addition, our recently announced license agreement requires payments to us to be denominated in Japanese Yen. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.
All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2022.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of March 31, 2022 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2022 were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended March 31, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II— OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS

The information set forth in Note 10. Commitments and Contingencies – Stockholders Litigation of the condensed consolidated financial statements included with our quarterly report on Form 10-Q is incorporated here by reference to this Part II Item 1.

Item 1A.
RISK FACTORS

You should carefully consider the risk factors included in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021 (Annual Report), which was filed with the SEC on March 10, 2022, in addition to the following risk factor, and the other information in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our Annual Report, the following risk factor and the risks described elsewhere in this report on Form 10-Q occur, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in our Annual Report, below and elsewhere in this report.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

On December 20, 2021, we received a notification from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Global Select Rule”) because the minimum bid price of our common stock on the Nasdaq Global Select Market closed below $1.00 per share (the “Minimum Bid Price Requirement”) for 30 consecutive business days. The Nasdaq letter had no immediate effect on the Nasdaq trading or listing of our common stock. Pursuant to the initial Nasdaq notice and Rule 5810(c)(3)(A) of the Nasdaq Listing Rules, we have 180 calendar days from the date of the notice, or until June 20, 2022, to regain compliance with the Global Select Rule by achieving a closing bid price for our common stock of at least $1.00 per share for at least 10 consecutive business days. If we do not regain compliance with the Global Select Rule by June 20, 2022, Nasdaq will notify us that our common stock will be delisted from the Nasdaq Global Select Market; however, we intend to apply to transfer our securities from the Nasdaq Global Select Market to the Nasdaq Capital Market (the “Transfer”), which will require that we satisfy the requirements for initial listing on such market as set forth in Nasdaq Listing Rule 5505(a), with the exception of the Minimum Bid Price requirement for such market. If our application for Transfer is approved, we would have an additional 180 calendar days to achieve the Minimum Bid Price Requirement for at least 10 consecutive business days in order to comply with Rule 5550(a)(2) of the Nasdaq Capital Market.  Any such application for Transfer would include a customary statement that we will effect a reverse stock split, if necessary to regain compliance with the Minimum Bid Price Requirement under Rule 5550(a)(2), during the additional 180-calendar day period. During this additional 180-calendar day period we would be required to comply with all continued listing requirements of the Nasdaq Capital Market other than the Minimum Bid Price Requirement.

If we are unable to regain compliance with the Global Select Rule prior to June 20, 2022 and our Transfer application to the Nasdaq Capital Market is not approved, or such Transfer application is approved but we do not subsequently regain compliance with the Minimum Bid Price Requirement under Rule 5550(a)(2) during the second 180-calendar day period, we may be subject to delisting from Nasdaq. In that event, we may appeal such delisting determination to a Nasdaq hearing panel. Such a delisting could have a negative effect on the price of our common stock, impair the ability of investors sell or purchase our common stock when they wish to do so, and materially adversely affect our ability to raise capital or pursue strategic, financing or other transactions on acceptable terms, or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of institutional investor interest.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

 Item 6. EXHIBITS

Exhibit Number	Description
10.2†	electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2018.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.
†	Indicates management agreement or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 5, 2022	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

