Form 10-Q
period 2022-06-30
electroCore, Inc.
filed 2022-08-04
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

(973) 290-0097

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ECOR	The Nasdaq Capital Market

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

As of August 1, 2022 the registrant had 71,121,078 shares of common stock outstanding.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$26,330	$34,689
Restricted cash	250	—
Accounts receivable, net	575	438
Inventories, net	1,739	1,361
Prepaid expenses and other current assets	230	1,053
Total current assets	29,124	37,541
Inventories, noncurrent	2,905	3,941
Property and equipment, net	99	147
Operating lease right of use assets, net	592	613
Other assets, net	761	591
Total assets	$33,481	$42,833
Liabilities and Equity
Current liabilities:
Accounts payable	$2,053	$938
Accrued expenses and other current liabilities	3,523	4,486
Current portion of operating lease liabilities	68	61
Total current liabilities	5,644	5,485
Noncurrent liabilities:
Operating lease liabilities, noncurrent	664	700
Total liabilities	6,308	6,185
Commitments and contingencies	—	—
Stockholders' equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at June 30, 2022 and December 31, 2021; 71,119,471 shares issued and outstanding at June 30, 2022 and 70,704,123 shares issued and outstanding at December 31, 2021	71	71
Additional paid-in capital	162,301	160,772
Accumulated deficit	(135,127)	(124,208)
Accumulated other comprehensive loss	(72)	13
Total equity	27,173	36,648
Total liabilities and equity	$33,481	$42,833

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales	$2,157	$1,269	$4,056	$2,473
Cost of goods sold	358	374	718	738
Gross profit	1,799	895	3,338	1,735
Operating expenses
Research and development	1,341	825	2,275	1,324
Selling, general and administrative	6,278	5,272	12,464	10,997
Total operating expenses	7,619	6,097	14,739	12,321
Loss from operations	(5,820)	(5,202)	(11,401)	(10,586)
Other (income) expense
Gain on extinguishment of debt	—	(1,422)	—	(1,422)
Interest and other income	(38)	(1)	(42)	(1)
Other expense	—	—	5	—
Total other (income) expense	(38)	(1,423)	(37)	(1,423)
Loss before income taxes	(5,782)	(3,779)	(11,364)	(9,163)
Benefit from income taxes	445	885	445	885
Net loss	$(5,337)	$(2,894)	$(10,919)	$(8,278)
Net loss per share of common stock - Basic and Diluted (see Note 8)	$(0.08)	$(0.06)	$(0.15)	$(0.17)
Weighted average common shares outstanding - Basic and Diluted (see Note 8)	70,816	48,520	70,744	48,089

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(5,337)	$(2,894)	$(10,919)	$(8,278)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(58)	5	(85)	147
Unrealized gain (loss) on securities, net of taxes as applicable	—	—	—	2
Other comprehensive (loss) income	(58)	5	(85)	149
Comprehensive loss	$(5,395)	$(2,889)	$(11,004)	$(8,129)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

(in thousands)

	Common		Additional		Accumulated other
	Stock		paid-in	Accumulated	comprehensive	Total
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, January 1, 2022	70,704	$71	$160,772	$(124,208)	$13	$36,648
Net loss	—	—	—	(5,582)	—	(5,582)
Other comprehensive loss	—	—	—	—	(27)	(27)
Issuance of stock related to employee compensation plans, net of forfeitures	14	—	—	—	—	—
Share based compensation	—	—	777	—	—	777
Balance, March 31, 2022	70,718	$71	$161,549	$(129,790)	$(14)	$31,816
Net loss	—	—	—	(5,337)	—	(5,337)
Other comprehensive income	—	—	—	—	(58)	(58)
Issuance of stock related to employee compensation plans, net of forfeitures	401	—	—	—	—	—
Share based compensation	—	—	752	—	—	752
Balance, June 30, 2022	71,119	$71	$162,301	$(135,127)	$(72)	$27,173

See accompanying notes to unaudited condensed consolidated financial statements

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

(in thousands)

	Common		Additional		Accumulated other	Total electroCore, Inc.
	Stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	Total
	Shares	Amount	capital	deficit	income (loss)	equity	interest	equity
Balances as of January 1, 2021	45,560	$45	$130,205	$(106,990)	$(251)	$23,009	$635	$23,644
Net loss	—	—	—	(5,384)	—	(5,384)	—	(5,384)
Other comprehensive income	—	—	—	—	144	144	—	144
Issuance of stock	2,750	3	6,918	—	—	6,921	—	6,921
Issuance of stock related to employee compensation plans, net of forfeitures	18	—	—	—	—	—	—	—
Settlement of accrued bonus	165	—	400	—	—	400	—	400
Share based compensation	—	—	942	—	—	942	—	942
Balances as of March 31, 2021	48,493	$48	$138,465	$(112,374)	$(107)	$26,032	$635	$26,667
Net loss	—	—	—	(2,894)	—	(2,894)	—	(2,894)
Other comprehensive income	—	—	—	—	5	5	—	5
Issuance of stock related to employee compensation plans, net of forfeitures	197	—	—	—	—	—	—	—
Share based compensation	—	—	838	—	—	838	—	838
Balances as of June 30, 2021	48,690	$48	$139,303	$(115,268)	$(102)	$23,981	$635	$24,616

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,919)	$(8,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,529	1,780
Depreciation and amortization	247	191
Amortization of marketable securities discount	—	114
Gain on extinguishment of debt	—	(1,422)
Net noncash lease expense	21	41
Inventory reserve charge	—	39
Changes in operating assets and liabilities:
Accounts receivable, net	(137)	(98)
Inventories	658	174
Prepaid expenses and other current assets	823	1,082
Accounts payable	1,115	220
Accrued expenses and other current liabilities	(963)	363
Right of use operating leases	—	(78)
Operating lease liabilities	(29)	46
Other assets	(369)	—
Net cash used in operating activities	(8,024)	(5,826)
Cash flows from investing activities:
Purchase of marketable securities	—	(5,083)
Proceeds from maturities of marketable securities	—	14,300
Net cash provided by investing activities	—	9,217
Cash flows from financing activities:
Shares issued	—	6,920
Net cash provided by financing activities	—	6,920
Effect of changes in exchange rates on cash and cash equivalents	(85)	146
Net (decrease) increase in cash and cash equivalents	(8,109)	10,457
Cash and cash equivalents – beginning of period	34,689	4,242
Cash and cash equivalents and restricted cash – end of period	$26,580	$14,699

Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$445	$1,425
Interest paid	$4	$—
Supplemental schedule of noncash activity:
2020 Accrued bonus awarded in equity	$—	$400

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. The Company

electroCore is commercial stage medical device company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy, called gammaCore. nVNS is a platform bioelectronic medical therapy that modulates neurotransmitters and immune function through its effects on both the peripheral and central nervous systems. The Company is focused on utilizing gammaCore in the management and treatment of primary headache conditions.

electroCore, headquartered in Rockaway, New Jersey, has two wholly owned subsidiaries: electroCore Germany GmbH, and electroCore UK Ltd. The Company has ceased its operations in Germany, although sales to Germany are still supported by electroCore UK Ltd.

Note 2. Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2022. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

(b)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of electroCore and its wholly owned subsidiaries. electroCore Australia was consolidated with the non-controlled equity presented as non-controlling interest in the Company's Condensed Consolidated Statement of Equity for the three and six months ended June 30, 2021. The Company terminated its affiliation with electroCore Australia on November 2, 2021 and, as such, this dormant entity was not included in the Company's Condensed Consolidated Statement of Equity for the six months ended June 30, 2022. All intercompany balances and transactions have been eliminated in consolidation.

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

(d)	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the balance reflected on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022:

(in thousands)	Six months ended June 30, 2022
Cash and cash equivalents	$26,330
Restricted cash	250
Total cash, cash equivalents and restricted cash	$26,580

(e)	Restricted Cash

The Company's restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its new corporate credit card arrangement with Citibank.

(f)	Reclassification of Balance Sheet Item

Certain accounts payable amounts reported at December 31, 2021 have been reclassified to conform to current period presentation. A total of  approximately $605,000 of legal fees accrued at December 31, 2021 were reported on the line Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet at December 31, 2021. See Note 7. Accrued Expenses and Other Current Liabilities.

Note 3. Significant Risks and Uncertainties

Liquidity

The Company has experienced significant net losses and cash used in operations, and it expects to continue to incur net losses and cash used in operations for the near future as it works to increase market acceptance of its gammaCore therapy. The Company has never been profitable and has incurred net losses and cash used in operations in each year since its inception. The Company incurred net losses of $10.9 and $8.3 million for the six months ended June 30, 2022 and 2021, respectively. Net cash used in operating activities for the six months ended June 30, 2022 and 2021 was $8.0 million and $5.8 million, respectively.

The Company’s expected cash requirements for the next 12 months and beyond are largely based on the commercial success of its products. There are significant risks and uncertainties as to its ability to achieve these operating results. The Company believes its cash and cash equivalents on hand will enable it to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue (i) in the United States from the Department of Veterans Affairs and Department of Defense ("VA/DoD") pursuant to its qualifying contract under the Federal Supply Schedule and open market sales to individual Department of Veterans Affairs facilities, and (ii) in the United Kingdom from the National Health Service. The VA/DoD and National Health Service were the Company’s sole customers accounting for 10% or more of total net sales during the three and six months ended June 30, 2022 and 2021. The following table reflects the respective concentration as a percentage of the Company's net sales:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue channel:
VA/DoD	55.1%	61.3%	60.4%	59.0%
National Health Service	16.4%	27.0%	15.3%	26.4%

During the three months ended June 30, 2022 and 2021, three and six VA/DOD facilities represented approximately 53.1% and 64.4%, respectively, of total VA/DOD net sales and two facilities accounted for more than 10% of total VA/DOD net sales in both periods. During the six months ended June 30, 2022 and 2021, three and four VA/DOD facilities represented approximately 51.9% and 51.0%, respectively, of total VA/DOD net sales and three and two facilities accounted for more than 10% of total VA/DOD net sales, respectively.
Foreign Currency Exchange

The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

COVID-19 Risks and Uncertainties

The Company continues to monitor the impact of the coronavirus pandemic on all aspects of its business and geographies, including how it will impact business partners, customers, and the global supply chain. While the Company experienced disruptions during the three and six months ended June 30, 2022 and 2021 from the coronavirus pandemic, it is unable to predict the full impact that the coronavirus pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The coronavirus pandemic has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Depending upon the duration and severity of the pandemic, the continuing effect on the Company's results and outlook over the long term remains uncertain.

Note 4. Revenue

Geographical Net Sales

The following table presents net sales disaggregated by geographic market:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Product revenue
United States	$1,690	$882	$3,284	$1,706
United Kingdom	355	354	621	671
Other	64	33	103	96
License revenue
Japan	48	—	48	—
Total Net Sales	$2,157	$1,269	$4,056	$2,473

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

Trade credits are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience. For the three and six months ended June 30, 2022 and 2021, the trade credits and discounts were immaterial.

Contract Balances

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Accordingly, under ASC 606, the Company’s contracts with customers did not give rise to contract assets or liabilities during the three and six months ended June 30, 2022 and 2021.

Agreed upon payment terms with customers are within generally within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

License Agreement with Teijin Limited

Effective March 29, 2022, the Company entered into an agreement with Teijin Limited (Teijin), to license certain exclusive rights to its nVNS technology for commercialization in Japan for a range of primary headache disorders.

Under the agreement, the Company will receive a non-refundable, upfront payment for the licenses and rights granted to Teijin. The financial terms of the Teijin license agreement contain milestone payments, payable upon the decision by Teijin to commercialize the licensed product for specific indications. The Company also will receive an annual license fee commencing on the first anniversary of the agreement and payable annually until the first commercial sale on any approved indication. Upon favorable regulatory and payor coverage decisions in Japan, the parties plan to enter into an exclusive commercial supply agreement for gammaCore nVNS.

The agreement contains customary terms and conditions, including renewal and termination provisions, as well as minimum purchase commitments once a commercial supply agreement is in place. Furthermore, Teijin is responsible for all costs associated with regulatory approval by the Pharmaceuticals and Medical Devices Agency (PMDA), the Japanese FDA equivalent. As part of the agreement, Teijin will have the right of first negotiation for a license to additional indications in Japan. The Company began to recognize revenue from the non-refundable upfront payment over the 12-month period from the effective date due to the Company's continuing requirement to supply data under the agreement.
12

Note 5. Inventories

As of June 30, 2022 and December 31, 2021, inventories consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$865	$769
Work in process	3,437	4,072
Finished goods	342	461
Total inventories, net	4,644	5,302
Less: noncurrent inventories	2,905	3,941
Current inventories	$1,739	$1,361

The reserve for obsolete inventory was $711,000 and $821,000 as of June 30, 2022 and December 31, 2021, respectively. The decrease in the reserve for obsolete inventory was due to the disposal of previously reserved inventory. The Company records charges for obsolete inventory in cost of goods sold. As of June 30, 2022 and December 31, 2021, noncurrent inventory was comprised of approximately $0.6 million and $0.9 million of raw materials, respectively, and $2.3 million and $3.0 million of work in process, respectively. Inventory classified under the category work in process consists of prefabricated assembled product.

Note 6. Leases

For the three and six months ended June 30, 2022 the Company recognized lease expense of $38,000 and $76,000, respectively, and $47,000 and $87,000, for the three and six months ended June 30, 2021 respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

Supplemental Balance Sheet Information for Operating Leases:

(in thousands)	June 30, 2022	December 31, 2021
Operating leases:
Operating lease right of use assets	$592	$613
Operating lease liabilities:
Current portion of operating lease liabilities	68	61
Noncurrent operating lease liabilities	664	700
Total operating lease liabilities	$732	$761
Weighted average remaining lease term (in years)	6.7	6.9
Weighted average discount rate	13.8%	13.8%

 Future minimum lease payments under non-cancellable operating leases as of June 30, 2022:

(in thousands)
Remainder of 2022	$81
2023	164
2024	168
2025	171
2026	161
2027 and thereafter	373
Total future minimum lease payments	1,118
Less: Amounts representing interest	(386)
Total	$732

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accrued professional fees	$503	$468
Accrued bonuses and incentive compensation	910	1,849
Accrued legal fees litigation expense	947	605
Accrued insurance expense	—	499
Accrued vacation and other employee related expenses	642	455
Accrued international taxes	85	263
Other	436	347
	$3,523	$4,486

Finance and Security Agreement
On July 2, 2021, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "2021 Agreement"). The 2021 Agreement provided for a single borrowing by the Company of $1.2 million, with a ten-month term and an annual interest rate of 1.55%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. All borrowings were repaid as of June 30, 2022. On July 5, 2022, the Company entered into a new Commercial Insurance Premium Finance and Security Agreement. See Note 12. Subsequent Event.

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

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Six months ended June 30,
(in thousands)	2022	2021
Outstanding stock options	6,282	5,070
Nonvested restricted stock and unit awards	947	1,265
Stock purchase warrants	178	217
	7,407	6,552

Note 9.  Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. On April 14, 2022, the Company received a net cash amount of approximately $445,000 from the sale of its New Jersey state net operating losses. In 2021, the Company received a net cash amount of approximately $880,000 from the sale of its New Jersey state net operating losses and tax credits. These sale proceeds are included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022 and 2021, under the caption Benefit from income taxes.

Note 10.  Stock Based Compensation

The following table presents a summary of activity related to stock options during the six months ended June 30, 2022:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 1, 2022	$5,137	$4.61	8.0
Granted	1,238	0.75
Exercised	—	—
Cancelled	(93)	1.98
Outstanding, June 30, 2022	$6,282	$3.88	7.8
Exercisable, June 30, 2022	$3,083	$6.17	7.0

The intrinsic value is calculated as the difference between the fair market value at June 30, 2022 and the exercise price per share of the stock options. As of June 30, 2022, all options outstanding had no intrinsic value. The options granted to employees generally vest over a three or four year period.

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the six months ended June 30, 2022:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2022	1,056	$1.66
Granted	300	0.50
Vested	(416)	1.51
Cancelled	(5)	2.83
Nonvested, June 30, 2022	935	$1.34

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

The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Selling, general and administrative	$676	$704	$1,381	$1,513
Research and development	68	114	134	227
Cost of goods sold	8	20	14	40
Total expense	$752	$838	$1,529	$1,780

Total unrecognized compensation cost related to unvested awards as of June 30, 2022 was $3.5 million and is expected to be recognized over the next two years.

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three and six months ended June 30, 2022 and 2021 was estimated on the date of grant using the Black-Scholes model. Expected volatility was based on historical common stock volatility of the Company's peers. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembled the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three and six months ended June 30, 2022 and 2021 are summarized in the table below.

	Six months ended June 30,
	2022	2021
Fair value at grant date	$0.53	$1.36
Expected volatility	84.0%	80.1%
Risk-free interest rate	1.7%	0.7%
Expected holding period, in years	6.0	6.0
Dividend yield	—%	—%

Note 11. Commitments and Contingencies

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

On October 31, 2019, the Company and the other defendants filed a motion to dismiss the complaint or in the alternative to stay the action in favor of the pending federal action (discussed below). On February 21, 2020, the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On March 2, 2020 the court entered an amended order dismissing the consolidated amended complaint with prejudice. On March 27, 2020, the plaintiffs filed a notice of appeal with the N.J. Superior Court – Appellate Division. The appeal was argued on September 27, 2021. On October 8, 2021, the Appellate Division issued an order reversing the decision of the Superior Court. The case has been remanded to the Superior Court for oral argument on the motion to dismiss. On November 11, 2021 the defendants filed a supplemental motion to dismiss based on the forum selection clause in our certificate of incorporation's. On December 10, 2021, the Superior Court heard argument of the original motion to dismiss and the supplemental motion to dismiss based on the federal forum selection clause. On December 14, 2021, the Superior Court granted the supplemental motion to dismiss based on the federal forum selection clause with prejudice and granted the original motion to dismiss without prejudice. On January 27, 2022, the plaintiffs filed a notice of appeal to the Appellate Division. On April 15, 2022 the plaintiffs filed their appeal brief. The brief of defendant-appellees was filed on May 16, 2022. The appeal is fully briefed. No argument date for the appeal has been set.

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

In the Turnofsky case, on November 25, 2019 several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint added an additional director defendant and two investors as defendants and adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021. On August 13, 2021, the Court dismissed the amended complaint with leave to re-plead. On October 4, 2021, the plaintiffs filed a second amended complaint in the Turnofsky case. Briefing on the motion was complete on January 7, 2022. On July 5, 2022, the case was reassigned to Judge Zahid N. Quraishi, who has ordered that he will consider the pending motion to dismiss in due course. Argument of the motion has not yet been scheduled.

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

The plaintiffs in the Maltz and Yuson derivative actions agreed to consolidate and stay those actions. The actions are stayed until and through the resolution of any motion for summary judgment in the Turnofsky federal securities class action. A stipulation to that effect was filed by the plaintiffs on April 14, 2021 and ordered by the court on April 30, 2021. These cases also have been re-assigned.

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

The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company is not aware of any further currently pending litigation for which it believes the outcome could have a material adverse effect on its operations or financial position. The Company expenses associated legal fees including those relating to the stockholder litigation described in this Note 11 in the period they are incurred.

Note 12. Subsequent Event

On July 5, 2022, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "2022 Agreement"). The 2022 Agreement provides for a single borrowing by the Company of approximately $783,000 thousand with a nine-month term and an annual interest rate of 2.49%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. The amounts payable are secured by the Company's rights under such policies. The Company began to pay monthly installments of approximately $87,900 in July 2022.
18

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

Overview

We are a commercial stage medical device company with a proprietary non-invasive vagus nerve stimulation, or nVNS, therapy, called gammaCore. nVNS is a platform bioelectronic medical therapy that modulates neurotransmitters and immune function through its effects on both the peripheral and central nervous systems. We are focused on utilizing gammaCore in the management and treatment of primary headache conditions.

Our gammaCore nVNS therapy is the first non-invasive, hand-held medical therapy applied at the neck as an adjunctive therapy to treat migraine and cluster headache through the utilization of a mild electrical stimulation to the vagus nerve that passes through the skin. Designed as a portable, easy-to-use technology, gammaCore is self-administered by patients, prophylactically or as needed, without the potential side effects associated with commonly prescribed drugs. When placed on a patient ’s neck over the vagus nerve, gammaCore stimulates the nerve’s afferent fibers, which may lead to a reduction of pain in patients. gammaCore (nVNS) is FDA cleared in the United States for adjunctive use for the preventive treatment of cluster headache in adult patients, the acute treatment of pain associated with episodic cluster headache in adult patients, the acute and preventive treatment of migraine in adults and adolescent (ages 12 and older) patients, and paroxysmal hemicrania and hemicrania continua in adult patients. gammaCore is CE-marked in the United Kingdom and European Union for the acute and/or prophylactic treatment of primary headache (Migraine, Cluster Headache, Trigeminal Autonomic Cephalalgias and Hemicrania Continua) and Medication Overuse Headache in adults.

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

In April 2022, we announced that nVNS was selected for further study under the United States Department of Defense Biotech Optimized for Operational and Tactics (BOOST) research program conducted under the leadership of the 711 Human Performance Wing Performance Optimization Branch of the United States Air Force to provide accelerated training, sustained attention, reduced fatigue, and improved mood. The continued efforts of the BOOST Program may result in adoption by the United States Air Force of a device not intended for primary headache, which may result in the requirement by the Company to provide field devices to the United States Air Force in the future. We are unable to predict the impact the BOOST Program will have on our financial condition, results of operations and cash flows due to numerous uncertainties.

In addition, we have announced agreements with new distributors to make gammaCore Sapphire available in several countries beyond the U.S. and United Kingdom, as well as a licensing agreement enabling market access activities to begin in Japan.

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

Under the agreement, we will receive a non-refundable, upfront payment for the license and rights granted to Teijin, which we expect to receive in the third quarter of 2022. The Company began to recognize revenue for this upfront payment ratably over a period of one year commencing in the second quarter of 2022. The financial terms contain milestone payments, payable upon the decision by Teijin to commercialize the licensed product for specific indications. We will also receive an annual license fee commencing on the first anniversary of the agreement and payable annually until the first commercial sale on any approved indication. Upon favorable regulatory and payor coverage decisions in Japan, the parties plan to enter into an exclusive commercial supply agreement for gammaCore nVNS.

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

Impact of COVID-19

We continue to monitor the impact of the coronavirus pandemic on all aspects of our business and geographies, including how it will impact business partners, customers and the global supply chain. While we experienced disruptions during the three and six months ended June 30, 2022 and 2021 from the coronavirus pandemic, we are unable to predict the full impact that the coronavirus pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The coronavirus pandemic has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains uncertain.

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

Results of Operations

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021:

	For the three months ended June 30,
	2022	2021	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$2,157	$1,269	$888
Cost of goods sold	358	374	(16)
Gross profit	1,799	895	904
Operating expenses
Research and development	1,341	825	516
Selling, general and administrative	6,278	5,272	1,006
Total operating expenses	7,619	6,097	1,522
Loss from operations	(5,820)	(5,202)	(618)
Other (income) expense
Gain on extinguishment of debt	—	(1,422)	1,422
Interest and other income	(38)	(1)	(37)
Other expense	—	—	—
Total other (income) expense	(38)	(1,423)	1,385
Loss before income taxes	(5,782)	(3,779)	(2,003)
Benefit from income taxes	445	885	(440)
Net loss	$(5,337)	$(2,894)	$(2,443)

Net Sales

Net sales increased 70% for the three months ended June 30, 2022 compared to the comparable prior year period. This increase of $888,000 is due to an increase in net sales across all major channels including the U.S. Department of Veteran Affairs, U.S. commercial channel, and sales from outside the U.S. which includes licensing revenue of $48,000 in the three months ended June 30, 2022. There was no licensing revenue in the comparable prior year. Revenue from outside the U.S. was adversely impacted due to the strengthening of the U.S. dollar during the three months ended June 30, 2022. We expect that the majority of our remaining 2022 fiscal year revenue will continue to come from the U.S. Department of Veterans Affairs and United Kingdom. Additionally, we expect to increase revenue from our commercial channel through cash pay models via direct-to-consumer approaches through our online stores in the U.S. and United Kingdom. We also expect revenues to expand from our cash pay propositions which include direct to physician models for traditional neurology headache specialists, as well as the wide range of medical providers who manage patients' headache conditions including primary care physicians, women's health, pain management, sports medicine, functional and integrative medicine professionals, as well as chiropractors, and PharmDs (Doctors of Pharmacy).

Gross Profit

Gross profit increased by $904,000 for the three months ended June 30, 2022 compared to the comparable prior year period. Gross margin was 83% and 71% for the three months ended June 30, 2022 and 2021, respectively. Our evolving commercial strategy has resulted in the launch of cash payment models under which we license certain starter devices. The cost of the licensed starter device is being recognized as cost of goods sold over the estimated useful life of the starter device versus expensing the cost of goods at the time of sale. Moreover, in recent quarters, we have sold an increasing amount of longer duration therapy, resulting in a higher average selling price, as well as selling an increased number of refill kits with a lower cost of goods. These factors, including Teijin license revenue with no associated cost of goods, and favorable absorption of labor and overhead costs associated with the increased number of units sold contributed to the increase in gross margin. Gross profit and gross margin for the remainder of 2022 will be largely dependent on revenue levels, product mix, any changes in the estimated useful lives of licensed starter devices, and the pricing levels of our therapy.

Research and Development

Research and development expense increased by $516,000, or 63%, for the three months ended June 30, 2022 compared to the prior year period. This increase was primarily due to targeted investments to support the future iterations of our therapy delivery platform, including the use of our intellectual property around the delivery of smartphone-integrated and smartphone-connected non-invasive therapies.

Selling, General and Administrative

Selling, general and administrative expense of $6.3 million for the three months ended June 30, 2022 increased by $1.0 million, or 19%, compared to the comparable prior year period as we continued to make targeted investments to support our commercial efforts.

Other (Income) Expense

Other (income) expense for the three months ended June 30, 2021 primarily represents the gain of $1.4 million recorded by the Company in association with the forgiveness of its Paycheck Protection Program ("PPP") loan. For both the 2022 and 2021 periods, Interest and other income primarily consists of interest earned on cash, cash equivalents and marketable securities.

Benefit from Income Taxes

The Benefit from income taxes of $445,000 and $885,000 for the three months ended June 30, 2022 and 2021, respectively, represent primarily the sale of our 2022 and 2021 state net operating losses and research and development tax credits under the State of New Jersey’s NOL Transfer Program.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

The following table sets forth amounts from our condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021:

	For the six months ended June 30,
	2022	2021	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$4,056	$2,473	$1,583
Cost of goods sold	718	738	(20)
Gross profit	3,338	1,735	1,603
Operating expenses
Research and development	2,275	1,324	951
Selling, general and administrative	12,464	10,997	1,467
Total operating expenses	14,739	12,321	2,418
Loss from operations	(11,401)	(10,586)	(815)
Other (income) expense
Gain on extinguishment of debt	—	(1,422)	1,422
Interest and other income	(42)	(1)	(41)
Other expense	5	—	5
Total other (income) expense	(37)	(1,423)	1,386
Loss before income taxes	(11,364)	(9,163)	(2,201)
Benefit for income taxes	445	885	(440)
Net loss	$(10,919)	$(8,278)	$(2,641)

Net Sales

Net sales increased 64% for the six months ended June 30, 2022 compared to the prior year period. The increase of $1.6 million is due net sales from all major channels including the U.S. Department of Veteran Affairs, U.S. commercial channel, and net sales from outside the U.S. which include $48,000 of licensing revenue recognized in the six months ending June 30, 2022. Excluding the licensing revenue, net sales from outside the U.S. decreased by $43,000 due principally to the impact of the COVID-19 pandemic on our National Health Service (NHS) channel in the United Kingdom and the strengthening of the U.S. dollar in the six months ended 2022. We expect that the majority of our remaining 2022 fiscal year revenue will continue to come from the U.S. Department of Veterans Affairs and the NHS in the United Kingdom. However, we expect to increase revenue from our commercial channel through cash pay models via direct-to-consumer approaches through our online stores in the U.S. and United Kingdom. We also expect revenues to increase from our cash pay propositions which include direct to physician models for traditional neurology headache specialists, as well as the wide range of medical providers who manage patients' headache conditions including primary care physicians, women's health, pain management, functional and integrative medicine professionals, as well as chiropractors, and PharmDs (Doctors of Pharmacy).

Gross Profit

Gross profit increased $1.6 million for the six months ended June 30, 2022 compared to the prior year. Gross margin increased to 82% for the six months ended June 30, 2022 compared to 70% for the six months ended June 30, 2021. Our evolving commercial strategy has resulted in the launch of cash payment models under which we license certain starter devices. The cost of the licensed starter device is being recognized as cost of goods sold over the estimated useful life of the starter device versus expensing the cost of goods at the time of sale. Moreover, in recent quarters, we have sold an increasing amount of longer duration therapy, resulting in a higher average selling price, as well as selling an increased number of refill kits with a lower cost of goods. These factors, including Teijin license revenue with no associated cost of goods and favorable absorption of labor and overhead costs associated with the increased number of units sold contributed to the increase in gross margin. Gross profit and gross margin for the remainder of 2022 will be largely dependent on revenue levels, product mix, any changes in the estimated useful lives of licensed starter devices, and the pricing levels of our therapy.

Research and Development

Research and development expense increased by $1.0 million or 72% for the six months ended June 30, 2022 compared to the prior year period. This increase was primarily due to targeted investments to support the future iterations of our therapy delivery platform, including the use of our intellectual property around the delivery of smartphone-integrated and smartphone-connected non-invasive therapies.

Selling, General and Administrative

Selling, general and administrative expense was $12.5 million and $11.0 million for the six months ended June 30, 2022 and 2021, respectively, as we continued to make targeted investments to support our commercial efforts.

Other (Income) Expense

Other (income) expense for the six months ended June 30, 2021 primarily represents the gain of $1.4 million recorded by the Company in association with the forgiveness of its Paycheck Protection Program ("PPP") loan. For both the 2022 and 2021 periods, Interest and other income primarily consists of interest earned on cash and cash equivalents and, in the prior year period, marketable securities.  Other expense relates to borrowings used to partially fund the premiums due under certain of our insurance policies.

Benefit from Income Taxes

The Benefit from income taxes of $445,000 and $885,000 for the six months ended June 30, 2022 and 2021, respectively, represent the sale of our 2019 and 2018 state net operating losses and research and development tax credits under the State of New Jersey's NOL Transfer Program.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the six months ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by
Operating activities	$(8,024)	$(5,826)
Investing activities	$—	$9,217
Financing activities	$—	$6,920

Operating Activities

Net cash used in operating activities was $8.0 million and $5.8 million for the six months ended June 30, 2022 and 2021, respectively. This increase is primarily due to the increase in our net loss from operations.

Investing Activities

No cash was provided by investing activities during the six months ended June 30, 2022. For the six months ended June 30, 2021, net cash provided by investing activities was $9.2 million reflecting funds received from the maturity of marketable securities partially offset by our purchases of marketable securities during the prior period.

Financing Activities

No cash was provided by financing activities during the six months ended June 30, 2022. For the six months ended June 30, 2021, net cash provided by financing activities was $6.9 million representing proceeds from the sale of our common stock.

Liquidity Outlook

As of June 30, 2022, our cash and cash equivalents and restricted cash totaled $26.6 million.

We have experienced recurring losses since our inception. We incurred net losses of $10.9 million and $8.3 million for the six months ended June 30, 2022 and 2021, respectively. We expect to continue to incur substantial negative cash flows from operations for at least the next several years as we work to increase market acceptance of our gammaCore therapy for the acute treatment of primary headache and its other indications.

Our expected cash requirements for the next 12 months and beyond are largely based on the commercial success of our products and the level of targeted investment in our commercial strategies. There are significant risks and uncertainties as to our ability to achieve these operating results, including as a result of the adverse impact on our headache business from the ongoing COVID-19 pandemic. We believe our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the financial statements included in this Form 10-Q are made available.

Beyond the next 12 months, we believe that our growth will depend, in part, on our ability to fund our commercial efforts for our gammaCore therapy; and to opportunistically pursue research and development activities for additional indications, and the next generation of our gammaCore therapy. Our existing resources are unlikely to allow us to conduct all the activities that we believe could be beneficial for our future growth. As a result, we will need to seek additional funds in the future or curtail or forgo some or all such activities. If we seek to and are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Changes, including those relating to the payer and competitive landscape, our commercialization strategy, our development activities and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly.

In connection with the transfer of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market effective June 23, 2022, we have been granted a 180-day grace period, or until December 19, 2022, to regain compliance with the Nasdaq requirement that the bid price per share of our common stock on the Nasdaq Capital Market be at least $1.00 for at least 10 consecutive business days on or prior to December 19, 2022. If we fail to regain compliance during the additional compliance period, the common stock could be delisted from the Nasdaq Capital Market. Such a delisting could have a negative effect on the price of our common stock, impair the ability of investors to sell or purchase our common stock when they wish to do so, and materially adversely affect our ability to raise capital or pursue strategic, financing or other transactions on acceptable terms, or at all. See also Part II – Item 1A “Risk Factors.”

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
If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended June 30, 2022
Our exposure to market interest rate risk is confined to our cash and cash equivalents and marketable securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on interest income recognized in our statement of operations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk. We contract with CROs, investigational sites, suppliers and other vendors in Europe and internationally. In addition, our recently announced license agreement requires payments to us to be denominated in Japanese Yen. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.
All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2022.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of June 30, 2022 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2022 were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended June 30, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II— OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS

The information set forth in Note 11. Commitments and Contingencies – Stockholders Litigation of the condensed consolidated financial statements included with our quarterly report on Form 10-Q is incorporated here by reference to this Part II Item 1.

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

On June 22, 2022, we received approval (the “Approval”) from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market (the “Nasdaq”) that our application to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market had been approved. The common stock was transferred to the Nasdaq Capital Market at the opening of business on June 23, 2022. The common stock will continue to trade under the symbol “ECOR.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements. On December 20, 2021, we received a letter from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price per share for our common stock had closed below $1.00 for the previous 30 consecutive business days (the “Bid Price Rule”). We were given until June 20, 2022, to regain compliance with the rule. In response, we filed an application to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. As a result of the Approval, we have been granted an additional 180-day grace period, or until December 19, 2022, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of our common stock must be at least $1.00 for at least 10 consecutive business days on or prior to December 19, 2022. As a condition of the Approval imposed by Nasdaq Listing Rule 5810(c)(3)(a)(i), we notified Nasdaq that we intend to affect a reverse stock split, if necessary, to regain compliance with the Bid Price Rule.

If we fail to regain compliance during the additional compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”), but there can be no assurance that the Panel would grant our request for continued listing.

Such a delisting could have a negative effect on the price of our common stock, impair the ability of investors to sell or purchase our common stock when they wish to do so, and materially adversely affect our ability to raise capital or pursue strategic, financing or other transactions on acceptable terms, or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of institutional investor interest.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
(a) Not applicable.

(b) Not applicable.

 Item 6. EXHIBITS

Exhibit Number	Description
10.2†	electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2018.

10.3*	Form of electroCore, Inc. Management Severance Plan as amended on June 10, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.
†	Indicates management agreement or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 4, 2022	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

