Form 10-Q
period 2022-09-30
electroCore, Inc.
filed 2022-11-03
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of November 1, 2022 the registrant had 71,176,934 shares of common stock outstanding.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$21,645	$34,689
Restricted cash	250	—
Accounts receivable, net	364	438
Inventories, net	1,974	1,361
Prepaid expenses and other current assets	1,075	1,053
Total current assets	25,308	37,541
Inventories, noncurrent	2,674	3,941
Property and equipment, net	77	147
Operating lease right of use assets, net	579	613
Other assets, net	853	591
Total assets	$29,491	$42,833
Liabilities and Equity
Current liabilities:
Accounts payable	$1,901	$938
Accrued expenses and other current liabilities	4,670	4,486
Current portion of operating lease liabilities	71	61
Total current liabilities	6,642	5,485
Noncurrent liabilities:
Operating lease liabilities, noncurrent	645	700
Total liabilities	7,287	6,185
Commitments and contingencies	—	—
Stockholders' equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at September 30, 2022 and December 31, 2021; 71,121,565 shares issued and outstanding at September 30, 2022 and 70,704,123 shares issued and outstanding at December 31, 2021	71	71
Additional paid-in capital	162,867	160,772
Accumulated deficit	(140,580)	(124,208)
Accumulated other comprehensive (loss) income	(154)	13
Total equity	22,204	36,648
Total liabilities and equity	$29,491	$42,833

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales	$1,976	$1,487	$6,032	$3,960
Cost of goods sold	258	355	976	1,093
Gross profit	1,718	1,132	5,056	2,867
Operating expenses
Research and development	1,617	470	3,892	1,794
Selling, general and administrative	5,657	4,647	18,121	15,644
Total operating expenses	7,274	5,117	22,013	17,438
Loss from operations	(5,556)	(3,985)	(16,957)	(14,571)
Other (income) expense
Gain on extinguishment of debt	—	—	—	(1,422)
Interest and other income	(103)	(4)	(145)	(8)
Other expense	—	4	5	7
Total other (income) expense	(103)	—	(140)	(1,423)
Loss before income taxes	(5,453)	(3,985)	(16,817)	(13,148)
(Provision) benefit from income taxes (see Note 9)	—	(8)	445	877
Net loss	$(5,453)	$(3,993)	$(16,372)	$(12,271)
Net loss per share of common stock - Basic and Diluted (see Note 8)	$(0.08)	$(0.06)	$(0.23)	$(0.22)
Weighted average common shares outstanding - Basic and Diluted (see Note 8)	71,090	69,511	70,862	55,308

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(5,453)	$(3,993)	$(16,372)	$(12,271)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(82)	(23)	(167)	124
Unrealized gain (loss) on securities, net of taxes as applicable	—	—	—	2
Other comprehensive (loss) income	(82)	(23)	(167)	126
Comprehensive loss	$(5,535)	$(4,016)	$(16,539)	$(12,145)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

(in thousands)

	Common		Additional		Accumulated other
	Stock		paid-in	Accumulated	comprehensive	Total
	Shares	Amount	capital	deficit	income (loss)	equity
Balances as of January 1, 2022	70,704	$71	$160,772	$(124,208)	$13	$36,648
Net loss	—	—	—	(5,582)	—	(5,582)
Other comprehensive income	—	—	—	—	(27)	(27)
Issuance of stock related to employee compensation plans, net of forfeitures	14	—	—	—	—	—
Share based compensation	—	—	777	—	—	777
Balances as of March 31, 2022	70,718	$71	$161,549	$(129,790)	$(14)	$31,816
Net loss	—	—	—	(5,337)	—	(5,337)
Other comprehensive income	—	—	—	—	(58)	(58)
Issuance of stock related to employee compensation plans, net of forfeitures	401	—	—	—	—	—
Share based compensation	—	—	752	—	—	752
Balances as of June 30, 2022	71,119	$71	$162,301	$(135,127)	$(72)	$27,173
Net loss	—	—	—	(5,453)	—	(5,453)
Other comprehensive income	—	—	—	—	(82)	(82)
Issuance of stock related to employee compensation plans, net of forfeitures	3	—	—	—	—	—
Share based compensation	—	—	566	—	—	566
Balances as of September 30, 2022	71,122	$71	$162,867	$(140,580)	$(154)	$22,204

See accompanying notes to unaudited condensed consolidated financial statements

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

(in thousands)

	Common		Additional		Accumulated other	Total electroCore, Inc.
	Stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	Total
	Shares	Amount	capital	deficit	income (loss)	equity	interest	equity
Balances as of January 1, 2021	45,560	$45	$130,205	$(106,990)	$(251)	$23,009	$635	$23,644
Net loss	—	—	—	(5,384)	—	(5,384)	—	(5,384)
Other comprehensive income	—	—	—	—	144	144	—	144
Issuance of stock	2,750	3	6,918	—	—	6,921	—	6,921
Issuance of stock related to employee compensation plans, net of forfeitures	18	—	—	—	—	—	—	—
Settlement of accrued bonus	165	—	400	—	—	400	—	400
Share based compensation	—	—	942	—	—	942	—	942
Balances as of March 31, 2021	48,493	$48	$138,465	$(112,374)	$(107)	$26,032	$635	$26,667
Net loss	—	—	—	(2,894)	—	(2,894)	—	(2,894)
Other comprehensive income	—	—	—	—	5	5	—	5
Issuance of stock related to employee compensation plans, net of forfeitures	197	—	—	—	—	—	—	—
Share based compensation	—	—	838	—	—	838	—	838
Balances as of June 30, 2021	48,690	$48	$139,303	$(115,268)	$(102)	$23,981	$635	$24,616
Net loss	—	—	—	(3,993)	—	(3,993)	—	(3,993)
Other comprehensive income	—	—	—	—	(23)	(23)	—	(23)
Issuance of stock, net of related expenses	20,700	21	18,744	—	—	18,765	—	18,765
Issuance of stock to satisfy legal fee obligation	952	1	989	—	—	990	—	990
Issuance of stock related to employee compensation plan, net of forfeitures	100	—	—	—	—	—	—	—
Share based compensation	—	—	761	—	—	761	—	761
Balances as of September 30, 2021	70,442	$70	$159,797	$(119,261)	$(125)	$40,481	$635	$41,116

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,372)	$(12,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,095	2,541
Depreciation and amortization	400	287
Amortization of marketable securities discount	—	141
Gain on extinguishment of debt	—	(1,422)
Gain on legal fee obligation settled with stock	—	(10)
Net noncash lease expense	34	56
Inventory reserve charge	—	39
Changes in operating assets and liabilities:
Accounts receivable, net	74	(59)
Inventories	654	271
Prepaid expenses and other current assets	(22)	703
Accounts payable	963	172
Accrued expenses and other current liabilities	184	325
Right of use operating leases	—	(79)
Operating lease liabilities	(45)	33
Other assets	(596)	—
Net cash used in operating activities	(12,631)	(9,273)
Cash flows from investing activities:
Purchase of marketable securities	—	(5,083)
Proceeds from maturities of marketable securities	—	22,300
Net cash provided by investing activities	—	17,217
Cash flows from financing activities:
Shares issued	—	25,685
Net cash provided by financing activities	—	25,685
Effect of changes in exchange rates on cash and cash equivalents	(163)	124
Net (decrease) increase in cash and cash equivalents and restricted cash	(12,794)	33,753
Cash and cash equivalents – beginning of period	34,689	4,242
Cash and cash equivalents and restricted cash – end of period	$21,895	$37,995
Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$445	$1,426
Interest paid	$6	$5
Income taxes paid	$—	$39
Supplemental schedule of noncash activity:
Insurance premium financing	$522	$874
Accounts payable paid through issuance of common stock	$—	$1,000
2020 Accrued bonus awarded in equity	$—	$400

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

electroCore is headquartered in Rockaway, New Jersey, has two wholly owned subsidiaries: electroCore UK Ltd. and electroCore Germany GmbH.  The Company has paused operations in Germany, with sales into the country and the rest of Europe being managed by electroCore UK Ltd.

Note 2. Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2022. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

(b)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of electroCore and its wholly owned subsidiaries. electroCore Australia was consolidated with the non-controlled equity presented as non-controlling interest in the Company's Condensed Consolidated Statement of Equity for the three and nine months ended September 30, 2021. The Company terminated its affiliation with electroCore Australia on November 2, 2021 and, as such, this dormant entity was not included in the Company's Condensed Consolidated Statement of Equity for the nine months ended September 30, 2022. All intercompany balances and transactions have been eliminated in consolidation.
(c)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, trade credits, rebates, co-payment assistance and sales returns, valuation of inventory, estimated useful life of licensed devices, stock compensation, incremental borrowing rate and contingencies.

(d)	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the balance reflected on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022:

(in thousands)	Nine Months Ended September 30, 2022
Cash and cash equivalents	$21,645
Restricted cash	250
Total cash, cash equivalents and restricted cash	$21,895

(e)	Restricted Cash

The Company's restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its new corporate credit card arrangement with Citibank.

(f)	Licensed Products

The Company licenses a portion of its devices through its cash pay channels. The cost of these licensed devices is capitalized and included in Other Assets in the accompanying Condensed Balance Sheet at September 30, 2022, and is being recognized as cost of goods sold over the estimated useful life of the device.

(g)	Reclassification of Balance Sheet Item

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

The Company’s expected cash requirements for the next 12 months and beyond are largely based on the commercial success of its products. There are significant risks and uncertainties as to its ability to achieve these operating results. The Company believes its cash and cash equivalents on hand will enable it to fund its operating expenses and capital expenditure requirements, for at least the next 12 months from the date the accompanying financial statements in this quarterly report are issued.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue (i) in the United States from the Department of Veterans Affairs and Department of Defense ("VA/DoD") pursuant to its qualifying contract under the Federal Supply Schedule and open market sales to individual Department of Veterans Affairs facilities, and (ii) in the United Kingdom from the National Health Service. The VA/DoD and National Health Service were the Company’s sole customers accounting for 10% or more of total net sales during the three and nine months ended September 30, 2022 and 2021. The following table reflects the respective concentration as a percentage of the Company's net sales:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue channel:
VA/DoD	58.1%	63.6%	59.7%	60.7%
National Health Service	17.6%	24.1%	16.1%	25.6%

During the three months ended September 30, 2022 and 2021, two facilities accounted for more than 10% of total VA/DOD net sales, and three and four VA/DOD facilities accounted for more than 10% during the nine months ended September 30, 2022 and 2021, respectively. During the three and nine months ended September 30, 2022 and 2021, one facility accounted for more than 10% of net sales from the National Health Service.
Foreign Currency Exchange

The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

COVID-19 Risks and Uncertainties

The Company continues to monitor the impact of the coronavirus pandemic on all aspects of its business and geographies, including how it will impact business partners, customers, and the global supply chain. While the Company experienced disruptions during the three and nine months ended September 30, 2022 and 2021 from the coronavirus pandemic, it is unable to predict the full impact that the coronavirus pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, the emergence of new viral strains that are not responsive to the vaccines, among others. The coronavirus pandemic has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Depending upon the duration and severity of the pandemic, the continuing effect on the Company's results and outlook over the long term remains uncertain.

Note 4. Revenue

Geographical Net Sales

The following table presents net sales disaggregated by geographic market:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Product revenue
United States	$1,559	$1,104	$4,843	$2,810
United Kingdom	347	367	968	1,038
Other	25	16	128	112
License revenue
Japan	45	—	93	—
Total Net Sales	$1,976	$1,487	$6,032	$3,960

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

Trade credits are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience. For the three and nine months ended September 30, 2022 and 2021, the trade credits and discounts were immaterial.

Contract Balances

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Accordingly, under ASC 606, the Company’s contracts with customers did not give rise to contract assets or liabilities during the three and nine months ended September 30, 2022 and 2021.

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

Under the agreement, the Company received a non-refundable, upfront payment for the licenses and rights granted to Teijin. The financial terms of the Teijin license agreement contain milestone payments, payable upon the decision by Teijin to commercialize the licensed product for specific indications. The Company also will receive an annual license fee commencing on the first anniversary of the agreement and payable annually until the first commercial sale on any approved indication. Upon favorable regulatory and payor coverage decisions in Japan, the parties plan to enter into an exclusive commercial supply agreement for gammaCore nVNS.

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
12

Note 5. Inventories

As of September 30, 2022 and December 31, 2021, inventories consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$897	$769
Work in process	3,139	4,072
Finished goods	612	461
Total inventories, net	4,648	5,302
Less: noncurrent inventories	2,674	3,941
Current inventories	$1,974	$1,361

The reserve for obsolete inventory was $711,000 and $821,000 as of September 30, 2022 and December 31, 2021, respectively. The decrease in the reserve for obsolete inventory was due to the disposal of previously reserved inventory. The Company records charges for obsolete inventory in cost of goods sold. As of September 30, 2022 and December 31, 2021, noncurrent inventory was comprised of approximately $0.9 million in raw materials for both periods and $1.8 million and $3.0 million of work in process, respectively. Inventory classified under the category work in process consists of prefabricated assembled product.

Note 6. Leases

For the three and nine months ended September 30, 2022 the Company recognized lease expense of $38,000 and $114,000, respectively, and $52,000 and $140,000, for the three and nine months ended September 30, 2021 respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

Supplemental Balance Sheet Information for Operating Leases:

(in thousands)	September 30, 2022	December 31, 2021
Operating leases:
Operating lease right of use assets	$579	$613
Operating lease liabilities:
Current portion of operating lease liabilities	71	61
Noncurrent operating lease liabilities	645	700
Total operating lease liabilities	$716	$761
Weighted average remaining lease term (in years)	6.4	6.9
Weighted average discount rate	13.8%	13.8%

 Future minimum lease payments under non-cancellable operating leases as of September 30, 2022:

(in thousands)
Remainder of 2022	$40
2023	164
2024	168
2025	171
2026	161
2027 and thereafter	373
Total future minimum lease payments	1,077
Less: Amounts representing interest	(361)
Total	$716

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued professional fees	$552	$468
Accrued bonuses and incentive compensation	1,503	1,849
Accrued litigation legal fees expense	1,062	605
Accrued insurance expense	522	499
Accrued vacation and other employee related expenses	602	455
Accrued valued-added tax	48	263
Other	381	347
	$4,670	$4,486

Finance and Security Agreement

On July 5, 2022, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "2022 Agreement"). The 2022 Agreement provides for a single borrowing by the Company of approximately $783,000 with a nine-month term and an annual interest rate of 2.49%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. The amounts payable are secured by the Company's rights under such policies. The Company began to pay monthly installments of approximately $87,900 in July 2022. As of September 30, 2022, the remaining balance under the Agreement was $521,701 and during the three and nine months ended September 30, 2021, the Company recognized $2,239 in interest expense.

On July 2, 2021, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "2021 Agreement"). The 2021 Agreement provided for a single borrowing by the Company of $1.2 million, with a ten-month term and an annual interest rate of 1.55%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. All borrowings under the 2021 Agreement were repaid as of September 30, 2022.

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

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Nine months ended September 30,
(in thousands)	2022	2021
Outstanding stock options	6,273	5,131
Nonvested restricted stock and unit awards	935	1,153
Stock purchase warrants	12	217
	7,220	6,501

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

Note 10.  Stock Based Compensation

The following table presents a summary of activity related to stock options during the nine months ended September 30, 2022:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 1, 2022	$5,137	$4.61	8.0
Granted	1,238	0.75
Exercised	—	—
Cancelled	(102)	2.00
Outstanding, September 30, 2022	$6,273	$3.89	7.6
Exercisable, September 30, 2022	$3,163	$6.25	6.8

The intrinsic value is calculated as the difference between the fair market value at September 30, 2022 and the exercise price per share of the stock options. As of September 30, 2022, all options outstanding had no intrinsic value. The options granted to employees generally vest over a three or four year period.

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the nine months ended September 30, 2022:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2022	1,056	$1.66
Granted	300	0.50
Vested	(418)	1.53
Cancelled	(11)	2.06
Nonvested, September 30, 2022	927	$1.33

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

The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Selling, general and administrative	$454	$658	$1,835	$2,171
Research and development	106	87	240	315
Cost of goods sold	6	15	20	55
Total expense	$566	$760	$2,095	$2,541

Total unrecognized compensation cost related to unvested awards as of September 30, 2022 was $2.9 million and is expected to be recognized over the next two years.

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three and nine months ended September 30, 2022 and 2021 was estimated on the date of grant using the Black-Scholes model. Expected volatility was based on historical common stock volatility of the Company's peers. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembled the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three and nine months ended September 30, 2022 and 2021 are summarized in the table below.

	Nine months ended September 30,
	2022	2021
Fair value at grant date	$0.53	$1.33
Expected volatility	84.0%	80.2%
Risk-free interest rate	1.7%	0.7%
Expected holding period, in years	6.0	6.0
Dividend yield	—%	—%

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

In the Turnofsky case, on November 25, 2019 several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020 the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint added an additional director defendant and two investors as defendants and adds a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act. On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021. On August 13, 2021, the Court dismissed the amended complaint with leave to re-plead. On October 4, 2021, the plaintiffs filed a second amended complaint in the Turnofsky case. The defendants have moved to dismiss. Briefing on the motion was complete on January 7, 2022. On July 5, 2022, the case was reassigned to Judge Zahid N. Quraishi, who has ordered that he will consider the pending motion to dismiss in due course. Argument of the motion has not yet been scheduled.

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

The plaintiffs in the Maltz and Yuson derivative actions agreed to consolidate and stay those actions. The actions are stayed until and through the resolution of any motion for summary judgment in the Turnofsky federal securities class action. A stipulation to that effect was filed by the plaintiffs on April 14, 2021 and ordered by the court on April 30, 2021. These cases also have been re-assigned to Judge Quraishi.

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

Our gammaCore nVNS therapy is the first non-invasive, hand-held medical therapy applied at the neck as a therapy to treat migraine and cluster headache through the utilization of a mild electrical stimulation to the vagus nerve that passes through the skin. Designed as a portable, easy-to-use technology, gammaCore is self-administered by patients, prophylactically or as needed, without the potential side effects associated with commonly prescribed drugs. When placed on a patient ’s neck over the vagus nerve, gammaCore stimulates the afferent fiber, which may lead to a reduction of pain in patients. gammaCore (nVNS) is FDA cleared in the United States for adjunctive use for the preventive treatment of cluster headache in adult patients, the acute treatment of pain associated with episodic cluster headache in adult patients, the acute and preventive treatment of migraine in adults and adolescent (ages 12 and older) patients, and paroxysmal hemicrania and hemicrania continua in adult patients. gammaCore is CE-marked in the United Kingdom and European Union for the acute and/or prophylactic treatment of primary headache (Migraine, Cluster Headache, Trigeminal Autonomic Cephalalgias and Hemicrania Continua) and Medication Overuse Headache in adults.

Since May 2019, we have primarily focused our sales efforts in two channels, the U.S. Department of Veterans Affairs and U.S. Department of Defense, and the United Kingdom. More recently, we began making targeted investments to increase the adoption of our gammaCore therapy in both the United States and abroad. We continue to evaluate strategies to expand commercial adoption of gammaCore, including traditional reimbursement models as well as the potential use of e-commerce and cash pay models through direct-to-physician and direct-to-consumer approaches. We expect to make continued targeted investments in the evaluation and possible execution of these strategies in future quarters. We are also continuing to make targeted investments in future iterations of our therapy delivery platform. We are unable to predict the impact these strategies and investments will have on our financial condition, results of operations and cash flows due to numerous uncertainties, including the potential impact of inflation, currency exchange rates, and general overall economic conditions.

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

Under the agreement, we received a one-time non-refundable, upfront payment for the license and rights granted to Teijin, which we received in the third quarter of 2022. The Company began to recognize revenue for this upfront payment ratably over a period of one year commencing in the second quarter of 2022. The financial terms contain milestone payments, payable upon the decision by Teijin to commercialize the licensed product for specific indications. We will also receive an annual license fee commencing on the first anniversary of the agreement and payable annually until the first commercial sale on any approved indication. Upon favorable regulatory and payor coverage decisions in Japan, the parties plan to enter into an exclusive commercial supply agreement for gammaCore nVNS.

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

Impact of COVID-19

We continue to monitor the impact of the coronavirus pandemic on all aspects of our business and geographies, including how it will impact business partners, customers and the global supply chain. While we experienced disruptions during the three and nine months ended September 30, 2022 and 2021 from the coronavirus pandemic, we are unable to predict the full impact that the coronavirus pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, the emergence of new viral strains that are not responsive to the vaccines, among others. The coronavirus pandemic has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Depending upon the duration and severity of the pandemic, the continuing effect on our results and outlook over the long term remains uncertain.

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

Results of Operations

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021:

	For the three months ended September 30,
	2022	2021	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$1,976	$1,487	$489
Cost of goods sold	258	355	(97)
Gross profit	1,718	1,132	586
Operating expenses
Research and development	1,617	470	1,147
Selling, general and administrative	5,657	4,647	1,010
Total operating expenses	7,274	5,117	2,157
Loss from operations	(5,556)	(3,985)	(1,571)
Other (income) expense
Interest and other income	(103)	(4)	(99)
Other expense	—	4	(4)
Total other (income) expense	(103)	—	(103)
Loss before income taxes	(5,453)	(3,985)	(1,468)
Provision for income taxes	—	(8)	8
Net loss	$(5,453)	$(3,993)	$(1,460)

Net Sales

Net sales increased 33% for the three months ended September 30, 2022 compared to the comparable prior year period. This increase of $489,000 is due to an increase in net sales across all major channels including the U.S. Department of Veteran Affairs, U.S. commercial channel, and sales from outside the U.S. which includes licensing revenue of $45,000 in the three months ended September 30, 2022. There was no licensing revenue in the comparable prior year. Revenue from outside the U.S. was adversely impacted due to the strengthening of the U.S. dollar during the three months ended September 30, 2022. We expect that the majority of our remaining 2022 fiscal year revenue will continue to come from the U.S. Department of Veterans Affairs and United Kingdom. Additionally, we expect revenues to expand from our cash pay propositions which include direct to physician models for traditional neurology headache specialists, as well as the wide range of medical providers who manage patients' headache conditions including primary care physicians, women's health, pain management, sports medicine, functional and integrative medicine professionals, as well as chiropractors, and PharmDs (Doctors of Pharmacy).

Gross Profit

Gross profit increased by $586,000 for the three months ended September 30, 2022 compared to the comparable prior year period. Gross margin was 87% and 76% for the three months ended September 30, 2022 and 2021, respectively. Our evolving commercial strategy has resulted in the launch of cash payment models under which we license a portion of our devices. The cost of the licensed device is being recognized as cost of goods sold over the estimated useful life of the device. The incremental favorable impact on gross margin associated with licensing a portion of our devices was 9% in the three months ended September 30, 2022. Moreover, in recent quarters, we have sold an increasing amount of longer duration therapy, resulting in a higher average selling price, as well as selling an increased number of refill kits with a lower cost of goods. These factors, including Teijin license revenue with no associated cost of goods, and favorable absorption of labor and overhead costs associated with the increased number of units sold contributed to the increase in gross margin. Gross profit and gross margin for the remainder of 2022 will be largely dependent on revenue levels, product mix, any changes in the estimated useful lives of licensed devices.

Research and Development

Research and development expense for the three months ended September 30, 2022 of $1.6 million increased by $1.1 million compared to the prior year period. This increase was primarily due to targeted investments to support the future iterations of our therapy delivery platform, including the use of our intellectual property around the delivery of smart phone-integrated and smart phone-connected non-invasive therapies.

Selling, General and Administrative

Selling, general and administrative expense of $5.7 million for the three months ended September 30, 2022 increased by $1.0 million, or 22%, compared to the comparable prior year period as we continued to make targeted investments to support our commercial efforts, particularly around sales and marketing efforts for our cash pay propositions which include direct to physician models for traditional neurology headache specialists, as well as the wide range of medical providers who manage patients' headache conditions including primary care physicians, women's health, pain management, sports medicine, functional and integrative medicine professionals, as well as chiropractors, and PharmDs (Doctors of Pharmacy).

Other (Income) Expense

The increase in Other (Income) Expense is primarily due to an increase in interest earned on cash and cash equivalents during the current period as funds were concentrated in interest earning instruments during the three months ended September 30, 2022. Also contributing to the increase in interest income was rising interest rates.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

The following table sets forth amounts from our condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30,
	2022	2021	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$6,032	$3,960	$2,072
Cost of goods sold	976	1,093	(117)
Gross profit	5,056	2,867	2,189
Operating expenses
Research and development	3,892	1,794	2,098
Selling, general and administrative	18,121	15,644	2,477
Total operating expenses	22,013	17,438	4,575
Loss from operations	(16,957)	(14,571)	(2,386)
Other (income) expense
Gain on extinguishment of debt	—	(1,422)	1,422
Interest and other income	(145)	(8)	(137)
Other expense	5	7	(2)
Total other (income) expense	(140)	(1,423)	1,283
Loss before income taxes	(16,817)	(13,148)	(3,669)
Benefit for income taxes	445	877	(432)
Net loss	$(16,372)	$(12,271)	$(4,101)

Net Sales

Net sales increased 52% for the nine months ended September 30, 2022 compared to the prior year period. The increase of $2.1 million is due net sales from all major channels including the U.S. Department of Veteran Affairs, U.S. commercial channel, and net sales from outside the U.S. which include $93,000 of licensing revenue recognized in the nine months ended September 30, 2022.

Gross Profit

Gross profit increased by $2.2 million for the nine months ended September 30, 2022 compared to the prior year. Gross margin increased 84% for the nine months ended September 30, 2022 compared to 72% for the nine months ended September 30, 2021. Our evolving commercial strategy has resulted in the launch of cash payment models under which we license a portion of our devices. The cost of the licensed device is being recognized as cost of goods sold over the estimated useful life of the device. The incremental favorable impact on gross margin associated with licensing a portion of our devices was 8% in the nine months ended September 30, 2022. Moreover, in recent quarters, we have sold an increasing amount of longer duration therapy, resulting in a higher average selling price, as well as selling an increased number of refill kits with a lower cost of goods. These factors, including Teijin license revenue with no associated cost of goods and favorable absorption of labor and overhead costs associated with the increased number of units sold contributed to the increase in gross margin.

Research and Development

Research and development expense for the nine months ended September 30, 2022 of $3.9 million increased by $2.1 million compared to the prior year period. This increase was primarily due to targeted investments to support the future iterations of our therapy delivery platform, including the use of our intellectual property around the delivery of smartphone-integrated and smartphone-connected non-invasive therapies.

Selling, General and Administrative

Selling, general and administrative expense was $18.1 million and $15.6 million for the nine months ended September 30, 2022 and 2021, respectively, as we continued to make targeted investments to support our commercial efforts, particularly around sales and marketing efforts for our cash pay propositions which include direct to physician models for traditional neurology headache specialists, as well as the wide range of medical providers who manage patients' headache conditions including primary care physicians, women's health, pain management, sports medicine, functional and integrative medicine professionals, as well as chiropractors, and PharmDs (Doctors of Pharmacy).

Other (Income) Expense

Other (income) expense for the nine months ended September 30, 2021 primarily represents the gain of $1.4 million recorded by the Company in association with the forgiveness of its Paycheck Protection Program ("PPP") loan. The increase in Interest and other income is primarily due to an increase in interest earned on cash and cash equivalents due to the increase in rising interest rates.

Benefit for Income Taxes

The Benefit for income taxes of $0.4 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively, represent the sale of our 2019 and 2018 state net operating losses and research and development tax credits under the State of New Jersey's NOL Transfer Program.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the nine months ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by
Operating activities	$(12,631)	$(9,273)
Investing activities	$—	$17,217
Financing activities	$—	$25,685

Operating Activities

Net cash used in operating activities was million and $12.6 million and $9.3 million for the nine months ended September 30, 2022 and 2021, respectively. This increase is primarily due to the increase in our net loss from operations.

Investing Activities

No cash was provided by investing activities during the nine months ended September 30, 2022. For the nine months ended September 30, 2021, net cash provided by investing activities was $17.2 million reflecting funds received from the maturity of marketable securities partially offset by our purchases of marketable securities during the prior period.

Financing Activities

No cash was provided by financing activities during the nine months ended September 30, 2022. For the nine months ended September 30, 2021, net cash provided by financing activities was $25.7 million representing proceeds from the sale of our common stock.

Liquidity Outlook

As of September 30, 2022, our cash and cash equivalents and restricted cash totaled $21.9 million.

We have experienced recurring losses since our inception. We incurred net losses of $16.4 million and $12.3 million for the nine months ended September 30, 2022 and 2021, respectively. We expect to continue to incur substantial negative cash flows from operations for at least the next several years as we work to increase market acceptance of our gammaCore therapy for the acute treatment of primary headache and its other indications.

Our expected cash requirements for the next 12 months and beyond are largely based on the commercial success of our products and the level of targeted investment in our commercial strategies. There are significant risks and uncertainties as to our ability to achieve these operating results, including as a result of the adverse impact on our headache business from the COVID-19 pandemic and macroeconomic factors such as inflation and the strengthening of the U.S. dollar. We believe our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the financial statements included in this Form 10-Q are made available.

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

In connection with the transfer of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market effective June 23, 2022, we have been granted a 180-day grace period, or until December 19, 2022, to regain compliance with the Nasdaq requirement that the bid price per share of our common stock on the Nasdaq Capital Market be at least $1.00 for at least 10 consecutive business days on or prior to December 19, 2022. If we fail to regain compliance during the additional compliance period, the common stock could be delisted from the Nasdaq Capital Market. Such a delisting could have a negative effect on the price of our common stock, impair the ability of investors to sell or purchase our common stock when they wish to do so, and materially adversely affect our ability to raise capital or pursue strategic, financing or other transactions on acceptable terms, or at all. See also Part II – Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the period ending June 30, 2022 filed with the SEC on August 4, 2022.

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
If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended September 30, 2022.
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
All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2022.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2022 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2022 were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended September 30, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II— OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS

The information set forth in Note 11. Commitments and Contingencies – Stockholders Litigation of the condensed consolidated financial statements included with our quarterly report on Form 10-Q is incorporated here by reference to this Part II Item 1.

Item 1A.
RISK FACTORS

The risks described in "Risk Factors" within the 2021 Annual Report and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, respectively could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. The Risk Factors section in the 2021 Annual Report, as updated by the foregoing Quarterly Reports on Form 10-Q, remain current in all material respects. These risk factors do not identify all risks that we face-our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and Condensed Consolidated Financial Statements sections.

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

Company Name

Date: November 3, 2022	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

