Form 10-K/A
period 2022-12-31
electroCore, Inc.
filed 2023-05-01
CIK 1560258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2022

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

(973) 290-0097

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ECOR	Nasdaq Capital Market

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2022 was $33,125,433.

The number of shares of Registrant’s Common Stock outstanding as of April 20, 2023 was 4,749,221

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	New York, NY	688

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2022, of electroCore, Inc. (the “Company,” “we”, or “our”) which we filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2023 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2022 annual report of the stockholders in reliance on General Instruction G(3) to Form 10-K.

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

ELECTROCORE, INC.
ANNUAL REPORT ON FORM 10-K/A

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Since our initial public offering (the “IPO”) in 2018, our Board has been divided into three classes, each elected for a three-year term. The classification results in staggered elections, with a different class of directors standing for election every year. Set forth below is the name, age as of April 20, 2023, and certain biographical information with respect to each of our current directors, by class.

Class II Directors (Terms Expiring in 2023)

Joseph P. Errico

Joseph P. Errico, 54, served as the Company’s Chief Science and Strategy Officer from July 2016 to June 2019, and previously served as the Company’s Chief Executive Officer from January 2010 to July 2016. Mr. Errico has also served as a member of the Board since 2005, when he co-founded the Company with Thomas J. Errico, M.D., and Peter S. Staats, M.D., and as chairman of the Board from March 2013 until June 2018. Prior to founding the Company, Mr. Errico served as the General Manager of the Motion Preservation Unit of Stryker Spine, a Division of Stryker Corporation, from August 2004 through December 2007. Prior to that, Mr. Errico co-founded and served as the Chief Executive Officer and director for Spinecore, Inc., from September 2001 through August 2004, when that company was sold to Stryker Corporation. Mr. Errico received his B.S. in Aeronautical Engineering from the Massachusetts Institute of Technology, his M.S. in Mechanical Engineering and Materials Science from Duke University School of Engineering and his J.D. from Duke University School of Law. Mr. Errico also serves as the Managing Member of Core Ventures II, LLC and certain affiliated entities with an equity interest in the Company. The Board believes that Mr. Errico’s extensive senior management experience in innovative healthcare technology companies, and his extensive knowledge and contributions to the Company’s intellectual property, products, business, and the science of vagus nerve stimulation (VNS), qualify him to serve on the Board.

Trevor J. Moody

Trevor J. Moody, 58, has served as a member of the Board since March 2013. Mr. Moody has served since January 2010 as President of TM Strategic Advisors LLC, a management consultancy serving the boards, investors, and senior management of both emerging and established medical technology companies. He also served as Medical Device Partner at MH Carnegie & Co. Pty Ltd from October 2013 until April 2022, where he made venture capital investments in medical device companies. He served on the board of Simplify Medical Pty Ltd. from its recapitalization in December 2014 through to its sale to NuVasive Inc. in February 2021. From July 2015 to December 2015, Mr. Moody served as interim CEO of a MH Carnegie & Co. portfolio company, Cardiac Dimensions Pty Ltd. From 1999 to 2010, Mr. Moody was at Frazier Healthcare Ventures, a large healthcare-focused venture capital and private equity investment firm. He was a General Partner at Frazier Healthcare Ventures from 2005 to 2010. Prior to that, he was a Senior Consultant at The Wilkerson Group, a leading healthcare strategic consultancy. Mr. Moody currently also serves on the board of directors of a non-profit called Angel Flight West, and on the boards of several private corporations, including Cardiac Dimensions Pty Ltd., EBR Systems, Inc., Renew Medical Pty Ltd, Brain Protection Company Pty Ltd, and CurvaFix, Inc. Mr. Moody received his B.E. from the University of Southern Queensland, Australia, and his M.S. in Management from the Massachusetts Institute of Technology (Sloan School). The Board believes that Mr. Moody’s experience, with over 25 years in the development, commercialization and funding of innovative, growth-oriented medical technologies, qualify him to serve on the Board.

Thomas M. Patton

Thomas M. Patton, 59, has served as a member of the Board since April 2020. He is a seasoned healthcare executive and board member with operational, strategic, financial, legal, compliance and transactional experience, from start-ups to growth companies, both public and private. He currently is an Advisor to the private equity firm SV Health Investors and serves on the board of the Connecticut Port Authority and is Co-Chair of its audit committee. He was the Chief Executive Officer and member of the board of directors of Ximedica, LLC, a private medical products outsource design and development company from August 2020 to May 2021. From 2015 to 2021, he also served on the Board of Misonix, Inc., a publicly traded ultrasonic surgical tools and wound care company, and chaired that company’s audit committee, from October 2015 to November 2021 and served as President and Chief Executive Officer of CAS Medical Systems, a publicly traded developer and distributor of patient monitoring equipment, from 2010-2019. His prior experience includes as Co-Founder, President and CEO of QDx, Inc., a developer of unique micro-fluidic diagnostic technology utilizing digital imaging techniques for hematologic analysis, as President and Chief Operating Officer of Novametrix Medical Systems, Inc., and as CEO of Wright Medical Technology, Inc. Mr. Patton has served on more than a dozen boards of directors for both public and private medical products and services companies. The Board believes that Mr. Patton’s business and financial experience, as well as his medical device industry expertise, qualify him to serve on the Board.

Class III Directors (Terms Expiring in 2024)

Peter Cuneo

Peter Cuneo, 79, has served as a member of the Board since April 2020 and been the Chairman of the Board since October 2021. He brings significant executive leadership and turn-around experience to the Board. He currently serves as executive chairman of CIIG Capital Partners II, a special acquisition corporation listed on Nasdaq. He also currently serves as a Managing Principal of Cuneo & Company LLC, a private investment and management company that he founded. He was formerly the Chairman of Arrival Ltd., a global electric vehicle company, from September 2021 until February 2023. Mr. Cuneo’s past experience includes serving as Chief Executive Officer of Marvel Entertainment and as Vice Chairmen until its sale to Disney in 2009, and as Chairman of Iconix Brand Group from 2007 through 2021. Earlier in his career, he successfully led three turnarounds, first as President of Clairol’s Personal Care Division, as President of Black and Decker’s Security Hardware Group, and as Chief Executive Officer of Remington Products. Mr. Cuneo’s board experience includes serving as Chairman of Valiant Entertainment from 2012 to 2018 following Cuneo & Company LLC’s investment in the company. He currently serves as Chairman emeritus of the Alfred University Board of Trustees and on the Board of the National Archives Foundation in Washington, D.C. Mr. Cuneo holds an M.B.A. from Harvard Business School, a B.S. from Alfred University and was a Lieutenant in the United States Navy, having served two deployments during the Vietnam War. The Board believes that Mr. Cuneo’s extensive business and financial background, including his significant consumer-focused expertise, qualify him to serve on the Board.

Thomas J. Errico, M.D.

Thomas J. Errico, M.D., 71, has served as a member of the Board since 2005, when he co-founded the company with Joseph P. Errico and Peter S. Staats, M.D. Dr. Errico has been a board-certified orthopedic surgeon since 1986, and currently serves as a pediatric orthopedic spine surgeon at Nicklaus Children’s Hospital. He served as the Chief, Division of Spine Surgery in Orthopedics, NYU Langone Health from 1997 until 2019. He currently serves on the board of Setting Scoliosis Straight, a nonprofit organization focused on advancing medical techniques in the treatment of spinal deformities and is also an Adjunct Professor of the Department of Orthopaedic Surgery in the NYU Grossman School of Medicine. In addition, Dr. Errico is a member of the International Society for the Advancement of Spine Surgery, and served as its President from 2010 to 2011. He is also an original member of the North American Spine Society, and served as its President from 2003 to 2004. Dr. Errico has founded multiple companies in the healthcare industry, including Spinecore, Inc. in 2001, where he served as a director until it was sold to Stryker, Inc. in 2004. Dr. Errico was also a founding member of K2M Group Holdings, Inc. in January 2004. Dr. Errico holds a B.S. in Zoology from Rutgers University and an M.D. from Rutgers Medical School, formerly the University of Medicine and Dentistry of New Jersey. The Board believes Dr. Errico is qualified to serve on the Board due to his long tenure as a practicing spine-surgeon and his leadership role with a world-class medical institution, as well as serving as a co-founder, director and investor in a number of successful early stage healthcare companies.

John P. Gandolfo

John P. Gandolfo, 62, has served as a member of the Board since April 2020. He brings to the Board more than 30 years of financial leadership at both public and private companies across multiple industry sectors, including in expense control and cash flow optimization. He currently serves as Chief Financial Officer of Eyenovia, Inc., a publicly held, late clinical stage biopharmaceutical company focusing on the development of ophthalmic drugs since 2018. Prior to Eyenovia, he served as Chief Financial Officer of Xtant Medical Holdings, Inc., a publicly held orthopedic and spine medical device company with multiple operations throughout the United States from 2010 to 2017. His prior healthcare-related experience includes roles as Chief Financial Officer of Progenitor Cell Therapy LLC, Power Medical Interventions and Bioject, Inc., among others. Mr. Gandolfo’s experience also includes serving on the audit committees of the boards of multiple medical technology companies including the Odyssey Health, Inc., a medical device company which he has served as a director since 2019. The Board believes that these experiences, and his ability to serve as a financial expert on the Company’s audit committee, qualify him to serve on the Board.

Class I Directors (Terms Expiring in 2025)

Daniel S. Goldberger

Daniel S. Goldberger, 61, has served as the Company’s Chief Executive Officer and a member of the Board since October 2019. Mr. Goldberger served as a Director of Koru Medical Systems, a manufacturer of infusion pump systems, from April 2017 until May 2022 and he served as its Executive Chairman from August 2017 until September 2019. .. From January 2018 to September 2019, Mr. Goldberger served as the Chief Executive Officer of Synergy Disc Replacement Inc., a private company commercializing a proprietary total disc implant for cervical spine therapy. From July 2017 to September 2017, Mr. Goldberger served as chief executive officer of Milestone Medical, Inc. Prior to this he served as the chief executive officer of Xtant Medical Holdings, Inc. from August 2013 to January 2017. He also served as the chief executive officer of Sound Surgical Technologies LLC from April 2007 to February 2013. Mr. Goldberger also served on the boards of Xtant Medical Holdings, Inc., Sound Surgical, Xcorporeal and Glucon. He currently serves as an advisor to investment funds Meridian Capital and Wellfleet Capital. Mr. Goldberger earned a B.S. in Mechanical Engineering from The Massachusetts Institute of Technology, and a M.S. in Mechanical Engineering from Stanford University. The Board believes that Mr. Goldberger’s extensive senior management experience in the medical device industry, including as the Company’s Chief Executive Officer, qualify him for service on the Board.

Julie A. Goldstein

Julie A. Goldstein, 63, has served as a member of the Board since March 2022. Ms. Goldstein has more than 30 years of leadership expertise in product, media and entertainment marketing, which spans a career in radio, television, music and theater. Ms. Goldstein’s specific expertise includes operations, sales development, advertising, and project management. She has also spearheaded many major national and international marketing campaigns. She was a producer for the Broadway musical First Date from 2013 to 2014. At music labels JIVE Records, RCA Records, and Virgin Records, she served as Vice President of marketing and development. She also held the position of Vice President of marketing and sales at NewsCorp / TV Guide Television Network and began her career in radio marketing. Her expertise around spending and strategic marketing techniques contributed to RCA’s turnaround. She received the Billboard Magazine’s Radio Promotion Director of the Year, Bertelsmann Key Management Award, and Virgin Records Promotion Director of the Year. Ms. Goldstein holds a B.A. in Communications and Social Welfare from California State University at Chico. The Board believes Ms. Goldstein’s extensive media and marketing expertise qualifies her to serve on the Board.

Patricia Wilber

Patricia Wilber, 61, has served as a member of the Board since March 2022. Ms. Wilber has been a Chief Marketing Officer, global business strategist, and board member who delivers organizational and cultural transformation for branding. She is a pioneer in new franchise models and branded partnerships. Ms. Wilber last served as the Executive Vice President, CMO, and Managing Director of Partnerships, EMEA, the highest position in the marketing department at Disney from 2015 to 2018, where she drove growth for Walt Disney Company’s marquee brands by leading marketing and communications for Disney, Pixar, Star Wars, and Marvel. Additionally, she established and led EMEA’s 40-country integrated marketing, franchise and partnership functions, including a major reorganization of the EMEA channels to boost growth and profitability by significantly reducing expenses. Ms. Wilber has also served as a member of the board of CIIG Capital Partners II, a special acquisition corporation listed on Nasdaq since March 2023. She also currently serves on the board of the medical nonprofit organizations, Vibrant Emotional Health and Yale New Haven Hospital. She served on the board of Euro Disney SCA from 2015 to 2018, and Magical Cruise Company, more commonly known as the Disney Cruise Line from 2013 to 2018. Ms. Wilber holds a B.A. in History from Brown University. The Board believes Ms. Wilber’s strategic marketing expertise qualifies her to serve on the Board.

Demographic Background

The Board is committed to having diverse individuals from different backgrounds with varying perspectives, professional experience, education and skills serving as members of the Board. The Board believes that a diverse membership with a variety of perspectives and experiences is an important feature of a well-functioning board.

Board Diversity

Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix
Board Size
• Total Number of Directors	9

Gender:	Male	Female	Non-Binary	Gender Undisclosed
	7	2	-	-

Number of directors who identify in any of the categories below:
• African American or Black	-	-	-	-
• Alaskan Native or American Indian	-	-	-	-
• Asian	-	-	-	-
• Hispanic or Latinx	-	-	-	-
• Native Hawaiian or Pacific Islander	-	-	-	-
• White	7	2	-	-
• Two or more races or ethnicities	-	-	-	-
• LGBTQ+	-
• Undisclosed	-

Of our nine current directors, approximately twenty-two percent identify as having at least one diversity characteristic (i.e., female, non-binary, LGBTQ+ and/or race or ethnicity other than white).

During 2021 and early 2022, the Nomination and Governance Committee made a concerted effort to recruit new diverse directors to the Board culminating in the appointment of Ms. Goldstein and Ms. Wilber in March 2022.

Executive Officers

Set forth below is the name, age as of April 26, 2023, and certain biographical information for our current executive officer other than the Company’s Chief Executive Officer, Daniel S. Goldberger, whose information is set forth above in “Class I Directors (Terms Expiring in 2025).

Brian M. Posner

Brian M. Posner, 61, has served as the Company’s Chief Financial Officer since April 2019. He joined the Company from Cellectar Biosciences, where he most recently served as chief financial officer from April 2018 to March 2019. Prior to Cellectar, Mr. Posner was chief financial officer at Alliqua BioMedical from 2013 to 2018, chief financial officer at Ocean Power Technologies from 2010 to 2013 and chief financial officer at Power Medical Interventions in 2009. Before such time, Mr. Posner spent nine years at Pharmacopeia from 1999 to 2008, where he served as director of finance before serving as chief financial officer from 2006 to 2008 upon Pharmacopeia’s acquisition by Ligand Pharmaceuticals. Before his employment with Pharmacopeia, Mr. Posner was chief financial officer and vice president of operations at Photosynthetic Harvest, a start-up biotechnology company, and regional chief financial officer at Omnicare. Mr. Posner began his career as an audit supervisor at Coopers & Lybrand, which merged with Price Waterhouse to become PricewaterhouseCoopers. Mr. Posner earned an M.B.A. in Managerial Accounting from Pace University’s Lubin School of Business and a B.A. in Accounting from Queens College.

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

Nominating and Governance Committee

The Company’s nominating and governance committee currently consists of three directors, Mr. Cuneo, Dr. Errico and Ms. Goldstein. Dr. Errico is the current chairman of the nominating and governance committee.

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

Audit Committee

The Company’s audit committee reviews the Company’s internal accounting procedures and consults with and reviews the services provided by the Company’s independent registered public accountants. The Company’s audit committee currently consists of three directors, Mr. Gandolfo, Mr. Patton and Ms. Wilber. Mr. Patton is the chairman of the audit committee and the Board has determined that Mr. Gandolfo and Mr. Patton are each an “audit committee financial expert” as defined by SEC rules and regulations. The Board has determined that each of the members of the Company’s audit committee is independent under Nasdaq listing rules and under Rule 10A-3 under the Exchange Act. The Company intends to continue to evaluate the requirements applicable to it and intends to comply with the future requirements to the extent that they become applicable to the Company’s audit committee. The principal duties and responsibilities of the Company’s audit committee include:

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

During the year ended December 31, 2022 and 2021, the compensation committee in its discretion did not engage a compensation consultant.

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

Meetings Of The Board Of Directors

The Board met five times during 2022. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committee(s) on which he or she served, that were held during the portion of 2022 for which he or she was a director or committee member.

Nasdaq rules require that the non-management directors of the board meet at regularly scheduled executive sessions, without management present, in order to empower the non-management directors to serve as a more effective check on management. During 2022, the Company’s non-management directors met in executive session, without management present, at the end of regularly scheduled board meetings or during scheduled executive session calls. Mr. Cuneo, the Company’s current Board Chairman, presided over the executive sessions.

Information Regarding Committees Of The Board Of Directors

The following table provides membership and meeting information for 2022 for each of the Board’s standing committees.

Name	Audit Committee		Compensation Committee		Nominating & Governance Committee
Michael G. Atieh(1)	X				X
Peter Cuneo	X		X		X
Thomas J. Errico, M.D			X		X	*
John P. Gandolfo	X		X
Julie Goldstein(2)					X
Trevor J. Moody			X	*
Stephen L. Ondra, M.D. (3)					X
Thomas M. Patton	X	*
Patricia Wilber(4)	X
Number of meetings in 2022	6		5		5

*Committee Chair

(1)       Mr. Atieh resigned from the Board and its committees effective June 8, 2022.

(2)       Ms. Goldstein joined the Board on March 15, 2022 and became a member of the Nominating and Governance Committee on May 5, 2022.

(3)        Dr. Ondra resigned from the Board and its committees effective March 4, 2022.

(4)       Ms. Wilber joined the Board on March 15, 2022 and became a member of the Audit Committee on May 5, 2022.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code Of Business Conduct And Ethics For Employees, Executive Officers And Directors

The Company has adopted a Code of Business Conduct and Ethics, (the “Code of Conduct”) applicable to all of its employees, executive officers and directors. The Code of Conduct is available on the Company’s website at www.electrocore.com, under the “Corporate Governance” tab of the “Investors” section. The audit committee of the Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for executive officers and directors. The Company expects that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on its website.

ITEM 11.	EXECUTIVE COMPENSATION.

Named Executive Officers Summary Compensation Table

The Company is currently an emerging growth company and is thus subject to the scaled reporting rules applicable to emerging growth companies. The following section and notes describe, under such scaled reporting rules, information for the fiscal years ended December 31, 2022 and 2021, concerning the compensation awarded to, earned by or paid to: (i) our principal executive officer during the fiscal year ended December 31, 2022, and (ii) the most highly compensated executive officer, other than the principal executive officer, during the fiscal year ended December 31, 2022 (collectively, the “NEOs”). The Company’s only executive officers are its Chief Executive Officer (the “CEO”) and its Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Daniel S. Goldberger	2022	556,500	278,250	-	136,912	-	25,943	997,605
Chief Executive Officer	2021	525,000	262,000	-	493,669	-	23,670	1,304,339
Brian M. Posner	2022	387,000	154,800	-	54,770	-	18,260	614,830
Chief Financial Officer	2021	365,000	146,000	-	301,175	-	23,280	835,455

1.	Bonuses in this column represent discretionary cash bonuses approved by the Board and/or compensation committee of the Board for 2022 or 2021, as applicable.

2.	Includes the value of stock options determined using the grant date fair value computed in accordance with FASB ASC 718. See Note 12 to the consolidated financial statements of the Company for the fiscal year ended December 31, 2022 in the Form 10-K filed by the Company on March 8, 2023 for additional description of the assumptions used in the valuation. Amounts in this column do not reflect the actual economic value that may be realized by the applicable NEO.

3.	On April 17, 2023, Mr. Goldberger voluntarily relinquished the Option Awards granted to him on October 1, 2019, January 25, 2021, and January 17, 2022.

4.	These amounts consist of payments of health care premiums, contributions to health savings accounts, and employer 401(k) contributions.

Executive Compensation Philosophy

The Company reviews compensation annually for all employees, including its NEOs. The Company’s compensation philosophy is centered around two key tenets: (1) building long-term value for the Company’s stockholders, and (2) driving employee engagement. To that end, the Company’s executive compensation program is grounded in the following principles:

• Attraction and Engagement:	Enable the Company to attract highly-talented people with exceptional leadership capabilities and engage high-caliber talent.

• Competitiveness:	Provide total compensation opportunity levels that are competitive with those being offered to individuals holding comparable positions at other companies with which the Company competes for business and leadership talent.

• Stockholder Alignment:	Deliver majority of compensation through pay elements that are designed to create long-term value for the Company’s stockholders, as well as foster a culture of ownership.

The Decision-Making Process

In establishing NEO compensation (base salaries, bonuses and annual equity incentive awards), the Company considers the following:

•	the relative importance of each NEO’s role and responsibilities;

•	how the NEO has performed relative to these roles and responsibilities;

•	overall company performance; and

•	compensation for comparable positions in the market (as defined by a combination of identified industry comparables and industry/size-specific survey data).The compensation committee oversees the executive compensation program for the Company’s NEOs. The committee may work closely with an independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year and seeks to ensure that the executive compensation program supports the Company’s business goals and aligns with stockholder interests.

Since the IPO, the compensation committee was tasked with the review and approval of compensation for all executive officers other than the CEO. The Company’s compensation committee typically reviews and discusses management’s proposed compensation with the CEO for all executives other than the CEO.

For the CEO, the compensation committee reviews and recommends to the Board for approval annual compensation targets and associated performance goals. Based on those discussions and after receiving recommendations from the compensation committee, the Board, in its discretion and without members of management participating and ultimately sets compensation for the CEO.

During the year ended December 31, 2022 and 2021, the compensation committee in its discretion did not engage a compensation consultant.

Annual Base Salary

For 2021, Mr. Goldberger received a base salary of $525,000 per annum, which was increased to $556,000 for 2022 and $601,020 for 2023. For 2021, Mr. Posner received a base salary of $365,000 per annum, which was increased to $387,000 for 2022 and $415,000 for 2023.

Annual Bonus

The Company offers its NEOs the opportunity to earn annual discretionary cash bonuses, as determined by the Board or the compensation committee annually at their discretion. The CEO makes recommendations to the compensation committee regarding annual bonus payouts for the executive officers including the Company’s other NEOs. With respect to the CEO’s bonus, the compensation committee makes a recommendation to the Board, both of which and act without the participation of management including the CEO as to his own salary and bonus determination.

For 2022, annual bonuses were based on such factors as the Board and the compensation committee deemed appropriate, including a variety of individual and Company priorities and objectives relating to 2022, as well as the individual NEO’s performance as it related to his area of responsibility.

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

On January 25, 2021, Mr. Goldberger received an incentive award of 18,000 options to purchase shares of common stock, at an exercise price of $39.90 per share. One-fourth of the options vest on each of the first four anniversaries of the date of grant, subject to Mr. Goldberger’s continued employment with the Company on the applicable vesting dates.

On January 17, 2022, Mr. Goldberger received an incentive award of 16,666 options to purchase shares of common stock, at an exercise price of $11.55 per share. One-third of the options vest on each of the first three anniversaries of the date of grant, subject to Mr. Goldberger’s continued employment with the Company on the applicable vesting dates.

On April 17, 2023, Mr. Goldberger voluntarily relinquished the foregoing incentive awards granted on January 25, 2021 and January 17, 2022, as well as an incentive award of stock options granted to him on October 1, 2021.

On January 18, 2021, Mr. Posner received an incentive award of 16,666 options to purchase shares of common stock, at an exercise price of $26.55 per share. One-fourth of the options vest on each of the first four anniversaries of the grant date, subject to Mr. Posner’s continued employment with the Company on the applicable vesting dates.

On January 14, 2022, Mr. Posner received an incentive award of 6,666 options to purchase shares of common stock, at an exercise price of $11.55 per share. One-third of the option vests on each of the first three anniversaries of the grant date, subject to Mr. Posner’s continued employment with the Company on the applicable vesting dates.

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

Daniel S. Goldberger

Pursuant to his Offer Letter (the “Goldberger Agreement”), Mr. Goldberger was paid an annual base salary of $556,500 for 2022, which was increased to $601,020 for 2023. In addition, Mr. Goldberger is entitled to receive, subject to employment by the Company on the applicable date of bonus payout, an annual target discretionary bonus of up to 50% of his annual base salary, payable at the discretion of the Board. In January 2023, on the recommendation of the compensation committee, Mr. Goldberger’s target discretionary bonus opportunity for 2023 was adjusted to be for up to 60% of his base salary. Pursuant to the Goldberger Agreement, Mr. Goldberger is also eligible to receive healthcare benefits as may be provided from time to time by the Company to its employees generally, to participate in the Company’s 401(k) plan and to receive paid time off annually in accordance with the Company’s policies in effect from time to time.

Brian M. Posner

Pursuant to his Offer Letter (the “Posner Agreement”), Mr. Posner was paid an annual base salary of $ $387,000 in 2022, which was increased to $415,000 in 2023. In addition, Mr. Posner is entitled to receive, subject to employment by the Company on the applicable date of bonus payout, an annual target discretionary bonus of up to 40% of his annual base salary, payable at the discretion of the Board or the compensation committee. Pursuant to the Posner Agreement, Mr. Posner is also eligible to receive healthcare benefits as may be provided from time to time by the Company to its employees generally, to participate in the Company’s 401(k) plan and to receive paid time off annually in accordance with the Company’s policies in effect from time to time.

Outstanding Equity Awards at End of 2022

The following table provides information about outstanding options, units and stock awards issued by the Company held by each of the Company’s NEOs as of December 31, 2022. None of the Company’s NEOs held any other equity awards from the Company as of December 31, 2022.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Award Grant Date	Option Expiration Date	Award Grant Date	Number of shares or units of stock that have not vested (#)	Market value of shares or unit of stock that have not vested ($)
Daniel S. Goldberger(1)	38,217	12,738	$27,90	10/1/2019	10/1/2029	-	3,584	$13,834
	4,500	13,500	$39.90	1/25/2021	1/25/2031	-	-	-
	-	16,666	$11.55	1/17/2022	1/17/2032	-	-	-
Brian M. Posner	6,562	437	$120.90	3/11/2019	3/11/2029	-	-	-
	3,500	3,500	$21.00	6/12/2020	6/12/2030	-	-	-
	4,167	12,499	$26.55	1/18/2021	1/18/2031	-	-	-
	-	6,666	$11.55	1/14/2022	1/14/2032	-	-	-

1 On April 17, 2023, Mr. Goldberger voluntarily relinquished the Option Awards granted on October 1, 2019, January 25, 2021, and January 17, 2022.

Potential Payments upon Termination or Change in Control

Under the Company’s Executive Severance Policy, if the Company terminates an eligible member of its senior management team without “cause” or if the executive resigns for “good reason” (as those terms are defined below), the Company will provide the following severance benefits: (i) severance payment in an amount equal to six months of base salary (or one year of base salary and target bonus in the case of the Company’s Chief Executive Officer or Chief Science and Strategy Officer) payable in equal installments over the six-month or one-year period, as applicable, (ii) the accrued but unpaid annual incentive bonus, if any, for the year ended prior to the executive’s termination of employment payable at the same time such annual bonuses for such year to other members of the senior management team, (iii) an annual incentive bonus, if any, for the year in which the executive’s termination of employment occurred based on actual performance and pro-rated for the period of employment during such year through the executive’s termination of employment; provided that no such pro-rated bonus shall be payable unless the period of employment during such year exceeds a specified number of months which will be paid at the same time annual incentive bonuses for such year are paid to other members of the senior management team and (iv) reimbursement of COBRA premiums for group health continuation coverage paid by the terminated executive for the duration of the “severance period” (as defined below). If the termination without cause or resignation for good reason occurs within two years after a “change in control” the Company will provide the following severance benefits in lieu of the benefits provided in the previous sentence: (i) a lump sum severance payment in an amount equal to one year of base salary (or one and one-half (1.5) years of the sum of base salary and target bonus in the case of the Company’s Chief Executive Officer or Chief Science and Strategy Officer), and (ii) reimbursement of COBRA premiums for group health continuation coverage paid by the terminated executive for the duration of the severance period, and (iii) acceleration of vesting for all outstanding equity compensation and an extension of the period of time to exercise outstanding stock options and stock appreciation rights until the earlier of 150 days following the executive’s termination of employment or the original expiration date for such options or stock appreciation rights.

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

For purposes of the Executive Severance Policy, “severance period” means the number of months set forth in the table below based on the executive’s employment position at the time of his involuntary termination of employment that results in the executive’s termination for “good reason”:

Severance Period
Employment Position	Prior to a Change in Control or on or After the Second Anniversary of a Change in Control	Two-Year Period After a Change in Control
CEO	12 months	18 months
All Other Participants	6 months	12 months

In connection with the appointment of Mr. Posner as Chief Financial Officer effective April 2019, the Company agreed to increase (i) the severance period for Mr. Posner under the Executive Severance Policy from six months to 12 months, and (ii) the Severance Multiple (as defined in the Executive Severance Policy) payable to Mr. Posner from 0.5 to 1.0.

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Option Awards ($)(2)(4)	All Other Compensation ($)(5)	Total ($)
Michael G. Atieh*	23,500	--	-	-	23,500
Peter Cuneo	67,000	-	117,435	-	184,435
Thomas J. Errico, M.D.	55,000	75,000	-	-	130,000
Joseph P. Errico	47,000	75,000	-	36,000	158,000
John P. Gandolfo	47,000	75,000	-	-	122,000
Julie Goldstein	37,208	75,000	-	-	112,208
Trevor J. Moody	58,000	75,000	-	-	133,000
Stephen L. Ondra, M.D.*	11,750	--	-	-	11,750
Thomas M. Patton	64,000	75,000	-	-	139,000
Patricia Wilber	37,208	75,000	-	-	112,208

* Mr. Atieh resigned from the board effective June 8, 2022. Dr. Ondra resigned from the Board effective March 4, 2022.

(1)	Represents the grant date fair value of annual equity awards, granted on December 2, 2022, of 13,732 shares to Joseph P. Errico, Thomas J. Errico, M.D., John P. Gandolfo, Trevor J. Moody and Thomas M. Patton. The awards were granted as either restricted stock units (“RSUs”) or deferred stock units (“DSUs”). Amounts in this column do not reflect the actual economic value that may be realized by the applicable non-employee director.

(2)	Annual equity awards vest in 12 equal monthly installments from the grant date, provided that such grants shall become fully vested on (i) the one-year anniversary of the grant date and (ii) the close of business one business day prior to the Company’s next annual stockholder meeting following the grant date, whichever is earlier, subject to the grantee’s continued service to the Company on the applicable vesting date and earlier vesting upon a change of control of the Company.

(3)	Represents grant date fair value of annual equity awards granted to Peter Cuneo on December 2, 2022, of 10,752 options with an exercise price of $5.46 per share, 4,504 options with an exercise price of $25.35, and 10,000 options with an exercise price of $11.55. The grant date fair value was computed in accordance with FASB ASC 718. See Note 12 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed by the Company on March 9, 2023, for a description of the assumptions used in valuing these options. Amounts in this column do not reflect the actual economic value that may be realized by the applicable nonemployee director.

(4)	Represents the grant date fair value of inaugural director equity awards, granted on March 16, 2022, of 10,000 shares to Julie Goldstein and Patricia Wilber. The awards were granted as either RSUs or DSUs. Amounts in this column do not reflect the actual economic value that may be realized by the applicable non-employee director.

(5)	Represents consulting fees paid for the year ended December 31, 2022.

Narrative to Director Compensation Table

The Company’s Director Compensation Policy is intended to provide a total compensation package of cash and equity incentives that enables the Company to attract and retain qualified and experienced individuals to serve as directors and to align its directors’ interests with those of its stockholders.

Annual Cash Compensation

The Company pays each of its non-employee directors a cash retainer for service on the Board. The chairman of the Board and of each committee receives an additional retainer for such service. These retainers are payable in quarterly installments on the 15th day of the second month of each calendar quarter, provided that no payment will be made to any director who is no longer serving as a non-employee member of the Board on the relevant payment date. Effective January 1, 2023, the retainers paid to non-employee directors for service on the Board and for service on each committee of the Board on which the director is a member are as follows:

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

Initial Equity Grant

Under the Director Compensation Policy each new non-employee director receives an inaugural equity grant valued at $150,000, subject to a cap of 10,000 shares underlying the applicable award of stock options, restricted stock units or deferred stock units. Each of Ms. Goldstein and Ms. Wilber received an initial equity award under the amended Director Compensation Policy in March 2022.

Annual Equity Grant

In 2022, on the date of the annual meeting, the Board approved a one-time cap on the number of shares issuable pursuant to such awards valued at $75,000 to each of the six continuing non-employee directors, as follows: (i) 13,732 RSUs or DSUs per director, and (ii) 21,502 stock options for the Chairman of the Board.

All such annual awards vest in a single installment on the next annual meeting of stockholders, subject to earlier vesting in the case of a change of control (as defined in the 2018 Plan).

Ms. Goldstein and Ms. Wilber received inaugural grants in March 2022. The inaugural grants vest in equal monthly increments over a three-year period from the grant date (subject to earlier vesting in the case of a change of control).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table shows information regarding the Company’s equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	567,000	$55,65	20,638
Equity compensation plans not approved by security holders
Total	567,000	$55.65	20,638

In accordance with the terms of the 2018 Plan, effective January 1, 2023, the Board increased the number of shares available for issuance under the 2018 Plan by 212,473 shares of common stock, which was an amount equal to approximately 4% of the shares of common stock outstanding on a fully diluted basis as of December 31, 2022.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF ELECTROCORE, INC.

The following table sets forth the beneficial ownership of the Company’s shares of common stock as of April 20, 2023 for:

•	each person, or group of affiliated persons, who is known by the Company to beneficially own more than 5% of its shares of common stock;

•	each of the Company’s named executive officers;

•	each of the Company’s directors; and

•	all of the Company’s current executive officers and directors as a group.

The percentage ownership information is based upon 4,749,221 shares of common stock outstanding as of April 20, 2023. The Company has determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options, restricted and deferred stock units, restricted stock awards or warrants that were outstanding on April 20, 2023 and which are exercisable on or before June 20, 2023, which is 60 days after April 20, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those options, restricted and deferred stock units, restricted stock awards or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Except as otherwise noted below, the address for persons listed in the table is c/o electroCore, Inc., 200 Forge Way, Suite 205, Rockaway, NJ 07866.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Principal Stockholders:
AWM Investment Company, Inc.(1)	392,254	8.3%
Named Executive Officers and Directors:
Peter Cuneo(2)	25,256	*
Joseph P. Errico(3)	315,272	6.6%
Thomas J. Errico, M.D.(4)	233,192	4.9%
John P. Gandolfo(5)	21,102	*
Daniel S. Goldberger(6)	29,985	*
Julie A. Goldstein(7)	34,851	*
Trevor J. Moody(8)	38,254	*
Thomas M. Patton(9)	19,835	*
Brian M. Posner(10)	29,242	*
Patricia Wilber(11)	4,170	*
All current directors and named executive officers as a group (10 persons)	636,445	13.4%

*Denotes less than one percent.

(1)	Based on a Schedule 13G filed on February 14, 2023. The address of AWM Investment Company, Inc. is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(2)	Represents 25,256 options to purchase shares of common stock.

(3)	Represents 115,380 shares of common stock held directly by Mr. Errico and his individual retirement account; 17,756 shares of common stock held directly by Mr. Errico’s spouse, minor children and a trust for the benefit of Mr. Errico’s spouse and minor children; 16,453 shares of common stock and warrants held for the benefit of Mr. Errico and his spouse, minor children and a trust for their benefit indirectly by CV II, CV IV and certain other entities controlled by Joseph P. Errico and Dr. Thomas J. Errico (the “Other Entities”); and 42,463 options to purchase shares of common stock and 14,835 deferred stock units held directly by Mr. Errico. Also includes an additional 108,385 shares and warrants held by CV II, CV IV, and the Other Entities for the benefit of persons other than Mr. Errico. Mr. Errico serves as a manager of CV II, CV IV, and certain of the Other Entities and has or shares voting control over such shares and warrants with Thomas J. Errico, M.D.

(4)	Represents 85,583 shares of common stock held directly by Dr. Errico; 1,296 shares of common stock held directly by a trust for the benefit of Dr. Errico’s family members; 3,510 shares of common stock and warrants held for the benefit of Dr. Errico indirectly by CV II, CV IV, and the Other Entities; and 14,016 options to purchase shares of common stock, and 7,460 deferred stock units held directly by Dr. Errico. Also includes an additional 121,327 shares and warrants held by CV II, CV IV, and the Other Entities for the benefit of persons other than Dr. Errico. Dr. Errico serves as a manager of CV II, CV IV, and certain of the Other Entities and has or shares voting control over such shares and warrants with Joseph P. Errico.

(5)	Represents 1,267 shares of common stock and 19,835 deferred stock units.

(6)	Represents 29,985 shares of common stock.

(7)	Represents 30,681 shares of common stock and 4,170 deferred stock units.

(8)	Represents 31,198 shares of common stock, 6,868 restricted stock units, and 188 options to purchase shares of common stock.

(9)	Represents 12,967 shares of common stock and 6,868 deferred stock units.

(10)	Represents 6,437 shares of common stock and 22,805 options to purchase shares of common stock.

(11)	Represents 3,336 shares of common stock and 834 restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Independence Of The Board Of Directors

The common stock is listed on the Nasdaq Capital Stock Market. Under Nasdaq rules, independent directors must comprise a majority of the Company’s board of directors. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Certain Related Party Transactions

There have been no transactions since January 1, 2022 involving an amount in excess of $120,000 to which the Company has been a participant and in which any of its directors, executive officers or holders of more than 5% of its share capital, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2022 and December 31, 2021 by Marcum LLP, the Company’s principal accountants for these each of these two fiscal years.

	Year Ended December 31
	2022	2021
Audit Fees	$278,000	297,000
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$278,000	297,000

All fees described above were pre-approved by the audit committee.

Audit Fees include fees billed for the fiscal year shown for professional services for the audit of the Company’s annual financial statements, quarterly reviews, and review of the Company’s registration statements and other SEC filings.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b)       Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of electroCore, Inc, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 as filed with the Commission on August 14, 2019.

3.2	Amended and Restated Bylaws of electroCore, Inc., incorporated by reference to the Company's Current Report on Form 8-K as filed with Commission on December 3, 2021.

3.3	Certificate of Designation of the Series A Preferred Stock of the Company, incorporated by reference to the Company's Current Report on Form 8-K as filed with Commission on December 7, 2022

3.4	Certificate of Elimination of the Series A Preferred Stock of the Company, incorporated by reference to the Company's Current Report on Form 8-K as filed with Commission on February 14, 2023

3.5	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to the Company's Current Report on Form 8-K as filed with Commission on February 14, 2023

4.1	Registration Rights Agreement, dated March 27, 2020, between electroCore, Inc. and Lincoln Park Capital Fund, LLC, incorporated by reference to the Company’s Current Report on Form 8-K as filed with Commission on March 27, 2020.

4.2	Description of Capital Stock, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 8, 2023.

10.2†	electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-225864.

10.3†	Form of Employee Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 8, 2023.

10.4†	Form of Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 8, 2023.

10.5†	Form of Employee Restricted Stock Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.6†	Form of Non-Employee Director Inaugural Deferred Stock Unit Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.7†	Form of Non-Employee Director Inaugural Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.8†	Form of Non-Employee Director Inaugural Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.9†	Form of Non-Employee Director Annual Deferred Stock Unit Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.10†	Form of Non-Employee Director Annual Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.11†	Form of Non-Employee Director Annual Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.12†	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.13†*	Form of electroCore, Inc. Management Severance Plan

10.14†	electroCore, Inc. Non-Employee Director Compensation Policy, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 8, 2023.

10.15	Rockaway, NJ Office Lease between Anson Logistics Assets LLC and electroCore, Inc., incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 as filed with the Commission on March 28, 2019.

10.17	Form of Common Unit Warrant, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.18	Form of Series A Warrant, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.19	Form of Bridge Warrant, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084.

10.20†	Employment Offer Letter, dated as of September 26, 2019, between electroCore, Inc. and Daniel Goldberger, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on October 2, 2019

10.21†	Brian Posner Employment Agreement, dated as of January 30, 2019, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on March 12, 2019

10.22†	Amendment to Brian Posner Employment Agreement, dated as of August 8, 2019, incorporated by reference to the Company's Quarterly Report on Form 10-Q, as filed with the Commission on August 14, 2019

21.1	List of subsidiaries of electroCore, Inc., incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 8, 2023.

23.1	Consent of Marcum LLP, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 8, 2023.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 8, 2023.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 8, 2023.

31.3*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 8, 2023.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company's Current Report on Form 10-K as filed with Commission on March 8, 2023.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Indicates management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

electroCore, Inc.

Date: May 1, 2023	By:	/s/ Daniel S. Goldberger
Daniel S. Goldberger Chief Executive Officer and Director (Principal Executive Officer)

Date: May 1, 2023	By:	/s/ Brian M. Posner
Brian M. Posner Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Cuneo
Peter Cuneo	Chairman of the Board	May 1, 2023

/s/ Daniel S. Goldberger
Daniel S. Goldberger	Director	May 1, 2023

/s/ John Gandolfo
John Gandolfo	Director	May 1, 2023

/s/ Julie Goldstein
Julie Goldstein	Director	May 1, 2023

/s/ Joseph P. Errico
Joseph P. Errico	Director	May 1, 2023

/s/ Thomas Patton
Thomas Patton	Director	May 1, 2023

/s/ Thomas J. Errico, M.D.
Thomas J. Errico, M.D.	Director	May 1, 2023

/s/ Trevor J. Moody
Trevor J. Moody	Director	May 1, 2023

/s/ Patricia Wilber
Patricia Wilber	Director	May 1, 2023