Form 10-Q
period 2023-03-31
electroCore, Inc.
filed 2023-05-03
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

As of April 27, 2023 the registrant had 4,749,221 shares of common stock outstanding.

1

REFERENCES TO ELECTROCORE

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to the “Company,” “electroCore,” “we,” “us” and “our” refer to electroCore, Inc. a Delaware corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to risks and uncertainties included in our Form 10-Qs, our Annual Report on Form 10-K for the year ended December 31, 2022, in our other filings with the U.S. Securities and Exchange Commission or in materials incorporated by reference therein, including the information in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in such filings. Furthermore, any such forward-looking statements in this Quarterly Report speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements.

The electroCore logo, gammaCore, Truvaga, TAC-STIM, and other trademarks of electroCore, Inc. appearing in this Quarterly Report are the property of electroCore, Inc. All other trademarks, service marks and trade names in this Quarterly Report are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Quarterly Report.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$11,908	$17,712
Restricted cash	250	250
Accounts receivable, net	213	401
Inventories, net	2,478	1,982
Prepaid expenses and other current assets	525	828
Total current assets	15,374	21,173
Inventories, noncurrent	1,451	2,194
Property and equipment, net	34	50
Operating lease right of use assets, net	550	565
Other assets, net	891	774
Total assets	$18,300	$24,756
Liabilities and Equity
Current liabilities:
Accounts payable	$2,001	$2,129
Accrued expenses and other current liabilities	3,770	4,842
Current portion of operating lease liabilities	77	74
Total current liabilities	5,848	7,045
Noncurrent liabilities:
Operating lease liabilities, noncurrent	605	625
Total liabilities	6,453	7,670
Commitments and contingencies	—	—
Mezzanine Equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding at March 31, 2023 and 71,173 issued and outstanding at December 31, 2022 ($0.001 per share liquidation value)	—	—
Stockholders' equity:
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at March 31, 2023 and December 31, 2022; 4,745,781 shares issued and outstanding at March 31, 2023 and 4,744,886 shares issued and outstanding at December 31, 2022	5	5
Additional paid-in capital	164,092	163,520
Accumulated deficit	(152,237)	(146,370)
Accumulated other comprehensive (loss) income	(13)	(69)
Total equity	11,847	17,086
Total liabilities and equity	$18,300	$24,756

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2023	2022
Net sales	$2,780	$1,899
Cost of goods sold	458	360
Gross profit	2,322	1,539
Operating expenses
Research and development	1,809	934
Selling, general and administrative	6,710	6,186
Total operating expenses	8,519	7,120
Loss from operations	(6,197)	(5,581)
Other (income) expense
Interest and other income	(119)	(4)
Other expense	—	5
Total other (income) expense	(119)	1
Loss before income taxes	(6,078)	(5,582)
Benefit from income taxes (see Note 10)	211	—
Net loss	$(5,867)	$(5,582)
Net loss per share of common stock - Basic and Diluted (see Note 9)	$(1.24)	$(1.20)
Weighted average common shares outstanding - Basic and Diluted (see Note 9)	4,743	4,652

See accompanying notes to unaudited condensed consolidated financial statements.

5

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three months ended March 31,
	2023	2022
Net loss	$(5,867)	$(5,582)
Other comprehensive (loss) income:
Foreign currency translation adjustment	56	(27)
Other comprehensive (loss) income	56	(27)
Comprehensive loss	$(5,811)	$(5,609)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

(in thousands)

	Mezzanine Equity		Stockholders' Equity
			Common		Additional		Accumulated other
	Preferred Stock		Stock		paid-in	Accumulated	comprehensive	Total
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balances as of January 1, 2023	71	$—	4,745	$5	$163,520	$(146,370)	$(69)	$17,086
Net loss	—	—	—	—	—	(5,867)	—	(5,867)
Other comprehensive income	—	—	—	—	—	—	56	56
Issuance of stock related to employee compensation plans, net of forfeitures	—	—	1	—	—	—	—	—
Preferred stock redemption	(71)	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	572	—	—	572
Balances as of March 31, 2023	—	$—	4,746	$5	$164,092	$(152,237)	$(13)	$11,847

Balances as of January 1, 2022	—	$—	4,714	$5	$160,772	$(124,208)	$13	$36,582
Net loss	—	—	—	—	—	(5,582)	—	(5,582)
Other comprehensive income	—	—	—	—	—	—	(27)	(27)
Issuance of stock related to employee compensation plan, net of forfeitures	—	—	1	—	—	—	—	—
Share based compensation	—	—	—	—	777	—	—	777
Balances as of March 31, 2022	—	$—	4,715	$5	$161,549	$(129,790)	$(14)	$31,750

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,867)	$(5,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	572	777
Depreciation and amortization	122	106
Net noncash lease expense	15	13
Inventory reserve charge	75	—
Changes in operating assets and liabilities:
Accounts receivable, net	188	75
Inventories	(51)	399
Prepaid expenses and other current assets	303	252
Accounts payable	(128)	692
Accrued expenses and other current liabilities	(1,072)	(1,497)
Operating lease liabilities	(17)	(15)
Net cash used in operating activities	(5,860)	(4,780)
Cash flows from investing activities:
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Effect of changes in exchange rates on cash and cash equivalents	56	(27)
Net decrease in cash and cash equivalents and restricted cash	(5,804)	(4,807)
Cash and cash equivalents and restricted cash – beginning of period	17,962	34,689
Cash and cash equivalents and restricted cash – end of period	$12,158	$29,882
Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$211	$—
Interest paid	$2	$2

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

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the the United States  (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2023. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

At a special stockholders meeting held on February 13, 2023, the Company's stockholders approved an amendment to the Company's certificate of incorporation to effect of a reverse stock split of the Company's common stock at a ratio between 1-for-5 to 1-for-50 in order to achieve a minimum bid price of $1.00 per share for a minimum of 10 consecutive trading days, as required for continued listing of the common stock on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The board of directors authorized a 1-for-15 ratio for the reverse stock split, which became effective on February 15, 2023. The accompanying condensed consolidated financial statements and notes to condensed consolidated financial statements give retroactive effect to the reverse stock split for all prior periods presented.

(b)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of electroCore and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, trade credits, rebates, co-payment assistance and sales returns, valuation of inventory, estimated useful life of licensed products and cloud computing arrangements, stock compensation, incremental borrowing rate and contingencies.

(d)	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the balance reflected on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023:

(in thousands)	March 31, 2023
Cash and cash equivalents	$11,908
Restricted cash	250
Total cash, cash equivalents and restricted cash	$12,158

As of March 31, 2023 and December 31, 2022, cash equivalents represented funds held in a money market account.

(e)	Restricted Cash

The Company's restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its new corporate credit card arrangement with Citibank,N.A.

(f)	Licensed Products

The Company licenses a portion of its devices through its cash pay channels. The cost of these licensed devices is capitalized and included in Other Assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, and is being recognized as cost of goods sold on the straight-line method over the estimated 12-36 month useful life of the devices. If certain licensed devices are returned and no longer meet quality specifications or the carrying amount of certain licensed devices are no longer deemed to be recoverable, the Company records a charge to cost of goods sold to write down such licensed devices to zero. The net book value of these licensed devices at March 31, 2023 and December 31, 2022 was $725,000 and $538,000, respectively. Changes in the value of these licensed devices in Other Assets is captured on the Statement of Cash Flows within Inventories.

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

The United States Department of Veteran Affairs comprised 64.5% of the Company's revenue during the three months ended March 31, 2023. The Company expects that a majority of our remaining 2023 sales will be made pursuant to its qualifying contract under the Federal Supply Schedule, or FSS, which was secured by the Company in December 2018, as well as open market sales to individual facilities within the government channels. The FSS is scheduled to expire on January 15, 2024. The Company intends to request an extension of the FSS from the United States Department of Veteran Affairs, but there is no assurance the FSS will be renewed, if at all, or renewed at terms favorable to the Company.

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

There is no assurance that the Company will generate sufficient funds through its operating results or financing activities, and accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date  the accompanying financial statements are issued. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue (i) in the United States from the Department of Veterans Affairs and Department of Defense ("VA/DoD") pursuant to its qualifying contract under the FSS and open market sales to individual Department of Veterans Affairs facilities, and (ii) in the United Kingdom from the National Health Service. The VA/DoD and National Health Service comprise those customers of the Company that each account for 10% or more of total net sales during the three months ended March 31, 2023 and 2022. The following table reflects the respective concentration as a percentage of the Company's net sales:

	Three months ended March 31,
	2023	2022
Revenue channel:
VA/DoD	64.5%	66.4%
National Health Service	10.1%	13.0%

During the three months ended March 31, 2023 and 2022, one and two facilities, respectively, accounted for more than 10% of total VA/DoD net sales. During the three months ended March 31, 2023 and 2022, one facility accounted for more than 10% of net sales from the National Health Service.
Foreign Currency Exchange

The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

Note 4. Revenue

Geographical Net Sales

The following table presents net sales disaggregated by geographic market:

	Three months ended March 31,
(in thousands)	2023	2022
Product revenue
United States	$2,370	$1,594
United Kingdom	321	266
Other	43	39
License revenue
Japan	46	—
Total Net Sales	$2,780	$1,899

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Note 5. Inventories

As of March 31, 2023 and December 31, 2022, inventories consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$871	$944
Work in process	2,480	2,879
Finished goods	578	353
Total inventories, net	3,929	4,176
Less: noncurrent inventories	1,451	2,194
Current inventories	$2,478	$1,982

The reserve for obsolete inventory was $738,000 and $668,000 as of March 31, 2023 and December 31, 2022, respectively. The Company records charges for obsolete inventory in cost of goods sold. As of March 31, 2023 and December 31, 2022, noncurrent inventory was comprised of approximately $0.5 million and $0.1 million in raw materials and $1.0 million and $2.1 million of work in process, respectively. Inventory classified under the category work in process consists of prefabricated assembled product.

Note 6. Leases

For each of the three months ended March 31, 2023 and 2022 the Company recognized lease expense of $38,000. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

Supplemental Balance Sheet Information for Operating Leases:

(in thousands)	March 31, 2023	December 31, 2022
Operating leases:
Operating lease right of use assets	$550	$565
Operating lease liabilities:
Current portion of operating lease liabilities	77	74
Noncurrent operating lease liabilities	605	625
Total operating lease liabilities	$682	$699
Weighted average remaining lease term (in years)	5.9	6.1
Weighted average discount rate	13.8%	13.8%

 Future minimum lease payments under non-cancellable operating leases as of March 31, 2023:

(in thousands)
Remainder of 2023	$123
2024	168
2025	171
2026	161
2027	157
2028 and thereafter	216
Total future minimum lease payments	996
Less: Amounts representing interest	(314)
Total	$682

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022 consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued professional fees	$610	$524
Accrued bonuses and incentive compensation	880	2,042
Accrued litigation legal fees expense	1,001	1,001
Accrued insurance expense	—	264
Accrued vacation and other employee related expenses	534	534
Accrued severance and other related charges	301	—
Accrued valued-added tax	162	133
Deferred revenue	17	152
Other	265	192
	$3,770	$4,842

Finance and Security Agreement

On July 5, 2022, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "2022 Agreement"). The 2022 Agreement provides for a single borrowing by the Company of approximately $783,000 with a nine-month term and an annual interest rate of 2.49%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. The amounts payable are secured by the Company's rights under such policies. The Company began to pay monthly installments of approximately $87,900 in July 2022. All borrowings were fully repaid as of March 31, 2023. During the three months ended March 31, 2023, the Company recognized $2,035 in interest expense.

Note 8. Shareholders' Equity
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
The Company was not solely in control of the redemption of the shares of Series A Preferred Stock since the holders had the option of deciding whether to vote in respect of the above described Reverse Stock Split, which determined whether a given holder’s shares of Series A Preferred Stock were redeemed in the Initial Redemption or the Subsequent Redemption (as defined below). Since the redemption of the Series A Preferred Stock was not solely in the control of the Company, the shares of Series A Preferred Stock were classified within mezzanine equity in the Company’s Condensed Consolidated Balance Sheets. The shares of Series A Preferred Stock were measured at redemption value. The value of the shares of Series A Preferred Stock as of December 31, 2022 was $0.  As noted below, all outstanding shares of Series A Preferred Stock were redeemed as of February 13, 2023.
Reverse Stock Split
On February 13, 2023, the Company held a special meeting (the “Special Meeting”) of stockholders of the Company. At the Special Meeting, the Company’s shareholders voted to approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio between 1-for-5 and 1-for-50.
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

Note 9.  Net Loss Per Share

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

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Three months ended March 31,
(in thousands)	2023	2022
Outstanding stock options	437	422
Nonvested restricted stock and unit awards	123	91
Stock purchase warrants	1	14
	561	527

Note 10.  Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. On January 10, 2023, the Company received a net cash amount of $211,000 from the sale of its New Jersey state net operating losses.

Note 11.  Stock Based Compensation

The following table presents a summary of activity related to stock options during the three months ended March 31, 2023:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 1, 2023	$440	$55.65	7.5
Granted	3
Exercised	—
Cancelled	(6)
Outstanding, March 31, 2023	$437	$55.74	7.2
Exercisable, March 31, 2023	$284	$75.84	6.7

The intrinsic value is calculated as the difference between the fair market value at March 31, 2023 and the exercise price per share of the stock options. As of March 31, 2023, all options outstanding had no material intrinsic value. The options granted to employees generally vest over a three or four-year period.

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the three months ended March 31, 2023:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2023	127	$11.85
Granted	—
Vested	(4)
Cancelled	—
Nonvested, March 31, 2023	123	$11.81

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

The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Selling, general and administrative	$510	$705
Research and development	57	66
Cost of goods sold	5	6
Total expense	$572	$777

Total unrecognized compensation cost related to unvested awards as of March 31, 2023 was $23.2 million and is expected to be recognized over the next one and one-half years.

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three months ended March 31, 2023 and 2022 was estimated on the date of grant using the Black-Scholes model. Expected volatility was based on historical common stock volatility of the Company’s peers. Beginning in December 2022, the Company began incorporating its historical common stock volatility at a weighting of 50% of the total composite volatility rate. During the remainder of 2023, the Company will continue to evaluate the volatility rate used to value stock options. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembled the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three months ended March 31, 2023 and 2022 are summarized in the table below.

	Three months ended March 31,
	2023	2022
Fair value at grant date	$3.46	$8.10
Expected volatility	114.0%	84.0%
Risk-free interest rate	3.9%	1.6%
Expected holding period, in years	6.0	6.0
Dividend yield	—%	—%

Note 12. Commitments and Contingencies

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

On October 31, 2019, the Company and the other defendants filed a motion to dismiss the complaint or in the alternative to stay the action in favor of the pending federal action (discussed below). On February 21, 2020, the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On March 2, 2020, the court entered an amended order dismissing the consolidated amended complaint with prejudice. On March 27, 2020, the plaintiffs filed a notice of appeal with the N.J. Superior Court – Appellate Division. The appeal was argued on September 27, 2021. On October 8, 2021, the Appellate Division issued an order reversing the decision of the Superior Court. The case has been remanded to the Superior Court for oral argument on the motion to dismiss. On November 11, 2021, the defendants filed a supplemental motion to dismiss based on the forum selection clause in our certificate of incorporation's. On December 10, 2021, the Superior Court heard argument of the original motion to dismiss and the supplemental motion to dismiss based on the federal forum selection clause. On December 14, 2021, the Superior Court granted the supplemental motion to dismiss based on the federal forum selection clause with prejudice and granted the original motion to dismiss without prejudice. On January 27, 2022, the plaintiffs filed a notice of appeal to the Appellate Division. On April 15, 2022, the plaintiffs filed their appeal brief. The brief of defendant-appellees was filed on May 16, 2022. The appeal was fully briefed and oral argument was heard on April 19, 2023.

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

The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company is not aware of any further currently pending litigation for which it believes the outcome could have a material adverse effect on its operations or financial position. The Company expenses associated legal fees including those relating to the stockholder litigation described in this Note 12 in the period they are incurred.

Note 13. Severance and other related charges

In the first quarter of 2023, the Company entered into separation agreements with two former employees which agreements required an aggregate of payments of $332,000. The charge for these payments is included in Selling, general and administrative expense in the accompanying Condensed Statement of Operations for the three months ended March 31, 2023. As of March 31, 2023, the Company has an outstanding payable of $301,000 in connection with these charges. This outstanding payable is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2023 (see Note 7).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

You should read this section in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those under the caption "Risk Factors" in the aforementioned Annual Report and this Form 10-Q.

Note: Information concerning the shares of our common stock and related share prices in this Item 2 has been adjusted to reflect the 1- for-15 reverse split of our common stock that was made effective on February 15, 2023. (See Note 2 - "Basis of Presentation” to the accompanying condensed consolidated financial statements).

Overview

We are a commercial stage bioelectronic medicine and wellness company dedicated to improving health through our non-invasive vagus nerve stimulation (“nVNS”) technology platform. Our focus is the commercialization of medical devices for the management and treatment of certain medical conditions and the development and commercialization of consumer product offerings utilizing nVNS to promote general wellbeing and human performance in the United States and select overseas markets.

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

We believe our nVNS treatment may be used in the future to effectively treat additional medical conditions, promote general wellbeing, or improve human performance.

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

          • Truvaga for the support of general health and wellbeing; and

          • TAC-STIM for human performance as defined by the United States Air Force Research Laboratory.

gammaCore is a prescription medical device currently FDA cleared for a variety of primary headache conditions. gammaCore is available by prescription only and our flagship model, gammaCore Sapphire is a portable, reusable, rechargeable and reloadable personal use option for patients to use at home or on the go. Prescriptions are written by a health care provider and dispensed from a specialty pharmacy, through the patient’s healthcare provider or fulfilled directly to certain patients directly from our facility in Rockaway, NJ. After the initial prescription is filled, access to additional therapy can be refilled for certain of our gammaCore products periodically through the input of a prescription-only authorization.

Truvaga is a personal use consumer electronics wellness product that does not require a prescription and is available direct-to-consumer from electroCore at www.truvaga.com. Truvaga is not intended for medical use. TAC-STIM is a form of nVNS for human performance and has been developed in collaboration with the United States Department of Defense Biotech Optimized for Operational Solutions and Tactics, or "BOOST" program. We are exploring strategies to make this product offering available to other branches of the active-duty military and certain human performance professionals in the United States and abroad.

TAC-STIM is available to professional organizations and is the subject of ongoing research at the United States Air Force Research Laboratory. TAC-STIM is not a medical device and is not intended to diagnose, cure, mitigate, prevent, or treat a disease or condition.

Until 2021, we generally focused most of our historical sales efforts in two channels, the United States Department of Veterans Affairs and United States Department of Defense, or VA/DoD, and the United Kingdom utilizing our FDA cleared and CE marked product, gammaCore.

The United States Department of Veteran Affairs comprised 64.5% of our revenue during the three months ended March 31, 2023. We expect that a majority of our 2023 sales will be made pursuant to our qualifying contract under the Federal Supply Schedule or FSS, which was secured by us in December 2018, as well as open market sales to individual facilities within the government channels. The FSS is scheduled to expire on January 15, 2024. We intend to request an extension of the FSS from the United States Department of Veteran Affairs, but there is no assurance the FSS will be renewed, and if at all renewed at terms favorable to us. Our sales function in this channel is comprised of electroCore employees and independent contractors.

Sales under the Med Tech Funding Mandate, or MTFM, program for cluster headache in the UK comprised 9.4% of our revenue during the three months ended March 31, 2023. In 2023, we plan on continued expansion under this program, as well as continue to utilize distribution partners to commercialize our nVNS technology in territories outside the United States and United Kingdom. In 2023, we expect NICE to review the guidance document and any changes in recommendation or pricing may adversely impact our ability to work with NHS England on the MTFM program.

We believe there may be significant opportunities beyond these two areas. Specifically, we believe there is a large commercial opportunity for gammaCore with cash pay, physician dispense, and direct-to-consumer approaches, along with wellness and human performance propositions through Truvaga and TAC-STIM. Therefore, in 2023, we will continue our investments to expand these channels and markets.

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

Our expected cash requirements for the next 12 months and beyond are based on the commercialization success of our products and our ability to control operating expenses. There are significant risks and uncertainties as to our ability to achieve these operating results. Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations for the next 12 months. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. See “Liquidity Outlook.”

Critical Accounting Policies and Estimates

The significant accounting policies and basis of presentation of our condensed consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies” of the consolidated financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC on March 8, 2023 ("2022 Annual Report"), and in Note 2 "Summary of Significant Accounting Policies" of the condensed consolidated financial statements included within this quarterly report on Form 10-Q.

The preparation of our financial statements is in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other related disclosures. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on our financial position and results of operations.

The critical accounting policies, and the judgements, estimates, and assumptions associated with such policies, that we believe have the greatest potential impact on the condensed consolidated financial statements are disclosed in the section titled Critical Accounting Policies and Estimates in Part II of our 2022 Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022	Change
(in thousands)
Consolidated statements of operations:
Net sales	$2,780	$1,899	$881
Cost of goods sold	458	360	98
Gross profit	2,322	1,539	783
Operating expenses
Research and development	1,809	934	875
Selling, general and administrative	6,710	6,186	524
Total operating expenses	8,519	7,120	1,399
Loss from operations	(6,197)	(5,581)	(616)
Other (income) expense
Interest and other income	(119)	(4)	(115)
Other expense	—	5	(5)
Total other (income) expense	(119)	1	(120)
Loss before income taxes	(6,078)	(5,582)	(496)
Benefit from income taxes	211	—	211
Net loss	$(5,867)	$(5,582)	$(285)

Net Sales

Net sales for the three months ended March 31, 2023 increased 46% as compared to the three months ended March 31, 2022. The increase of $881,000 is due to an increase in net sales across all major channels including the U.S. Department of Veteran Affairs, U.S. commercial channel, and sales from outside the U.S. which includes licensing revenue of $46,000. There was no licensing revenue in the comparable prior year period. We expect that the majority of remaining 2023 fiscal year revenue will continue to come from the U.S. Department of Veterans Affairs Additionally, we expect revenues to expand from our cash pay propositions which include direct to physician models for traditional neurology headache specialists, as well as the wide range of medical providers who manage patients' headache conditions including primary care physicians, women's health, pain management, sports medicine, functional and integrative medicine professionals, as well as chiropractors, and PharmDs (Doctors of Pharmacy). In addition, we expect to generate additional revenue from sales of our Truvaga and TAC-STIM products.

Gross Profit

Gross profit increased by $783,000 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Gross margin was 84% and 81% for the three months ended March 31, 2023 and 2022, respectively. Our evolving commercial strategy has resulted in the launch of cash payment models under which we license a portion of our devices. The cost of the licensed device is being recognized as cost of goods sold over the estimated useful life of the device. The incremental increase in gross margin associated with the licensing of a portion of our devices was 6.7% and 6.9% in the three months ended March 31, 2023 and 2022, respectively. In recent quarters, we have sold an increasing amount of longer duration therapy, resulting in a higher average selling price, as well as selling an increased number of refill kits with a lower cost of goods. In addition, favorable absorption of labor and overhead costs associated with the increased number of units sold contributed to the increase in gross margin. Gross profit and gross margin in the remainder of 2023 will be largely dependent on revenue levels, product mix, and any changes in the estimated useful lives of licensed devices.

Research and Development

Research and development expense for the three months ended March 31, 2023 of $1.8 million increased by $875,000 compared to the prior year period. This increase was primarily due to targeted investments to support the future iterations of our therapy delivery platform, including the use of our intellectual property around the delivery of smart phone-integrated and smart phone-connected non-invasive therapies. In the remainder of 2023, we plan to continue to invest in the next generation of our therapy delivery platform.

Selling, General and Administrative

Selling, general and administration expense of $6.7 million for the three months ended March 31, 2023 increased by $524,000 as compared to $6.2 million for the previous year period. This increase was due to severance charges of $332,000, as well as our continuing targeted investments in sales and marketing to support our commercial efforts, offset by decreases in insurance and stock-based compensation expense. In the remainder of 2023, we plan on continuing to make targeted investments in sales and marketing to support our commercial efforts, particularly around sales and marketing efforts for our cash pay propositions which include ecommerce stores, direct to physician models for traditional neurology headache specialists, as well as the wide range of medical providers who manage patients' headache conditions including primary care physicians, women's health, pain management, sports medicine, functional and integrative medicine professionals, as well as chiropractors, and PharmDs (Doctors of Pharmacy).

Other (Income) Expense

The increase in Other (Income) Expense is primarily due to rising interest rates.

Benefit From Income Taxes

We may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. On January 10, 2023, we received a net cash amount of approximately $211,000 from the sale of our New Jersey state net operating losses.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the three months ended March 31,
	2023	2022
(in thousands)
Net cash (used in) provided by
Operating activities	$(5,860)	$(4,780)
Investing activities	$—	$—
Financing activities	$—	$—

Operating Activities

Net cash used in operating activities was $5.9 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively. This increase is primarily due to the increase in our working capital and net loss from operations.

Investing Activities

No cash was provided by investing activities during the three months ended March 31, 2023 and 2022.

Financing Activities

No cash was provided by financing activities during the three months ended March 31, 2023 and 2022.

Liquidity Outlook

In the remainder of 2023, we expect to continue to incur substantial negative cash flows from operations. We intend to continue to make targeted investments in sales and marketing, as well as the next generation of our therapy delivery platform.

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

We expect that a majority of our remaining 2023 sales will be made pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, as well as open market sales to individual facilities within the government channels. The FSS is scheduled to expire on January 15, 2024. We intend to request an extension of the FSS from the United States Department of Veteran Affairs, but there is no assurance the FSS agreement will be renewed, if at all, or at terms favorable to us. In addition, other possible changes including those relating to the payer and competitive landscape, our commercialization strategy, our development activities, and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly.

Even if we are not required to curtail our activities sooner, our ability to execute our operating plan beyond the next 12 months from the date these financial statements are issued depends on our ability to increase revenue, control operating expenses and obtain additional funding from the sale of equity and or debt securities, a strategic transaction or otherwise. However, these alternatives may not be available to us on attractive terms, or at all. There is no assurance that we will generate sufficient cash flow and funding through our operating results or the sale of securities or from a strategic transaction or otherwise, raising substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying Financial Statements do not include any adjustment that might occur from the outcome of this uncertainty.

On January 18, 2022, we filed a Form S-3 registration statement, or the 2022 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which we refer to collectively as the Shelf Securities, up to an aggregate amount of $75.0 million. The 2022 Shelf Registration Statement was declared effective on January 25, 2022. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2022 Shelf Registration Statement. Until such time as the aggregate market value of our securities held by non-affiliates equals or exceeds $75.0 million, the aggregate maximum offering price of all securities issued by us in any given 12-calendar month period pursuant to this and any of our other registration statements may not exceed one-third of the aggregate market value of our securities held by non-affiliates.

On February 13, 2023, we held a special meeting (the “Special Meeting”) of our stockholders. At the Special Meeting, our shareholders voted to approve an amendment to our Certificate of Incorporation as amended to effect a Reverse Stock Split of our ordinary shares (the “Reverse Stock Split”) at a ratio of not less than 1-for 5 and not more than 1-for-50, with such ratio and the implementation and timing of the Reverse Stock Split to be determined by our board of directors in its sole discretion. Following the Special Meeting, our board of directors approved a 1-for-15 Reverse Stock Split and our Certificate of Incorporation, as amended was amended accordingly. The Reverse Stock Split became effective on February 15, 2023. The purpose of the Reverse Stock Split was to increase the per share trading price of our common stock on the Nasdaq Capital Market to regain compliance with the Bid Price Rule. On March 6, 2023, we received a letter from Nasdaq confirming that our common stock had regained compliance with the Bid Price Rule, and as a result, our common stock continues to trade on the Nasdaq Capital Market. If in the future we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the $1 Minimum Bid Price Rule, Nasdaq may take steps to delist our common stock.

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
If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2023.
Our exposure to market interest rate risk is confined to our cash and cash equivalents and marketable securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on interest income recognized in our statement of operations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk. We contract with investigational sites, suppliers and other vendors in Europe and internationally. In addition, our license agreement requires payments to us to be denominated in Japanese Yen. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.
All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2023.
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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of March 31, 2023 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2023 were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information set forth in Note 12. Commitments and Contingencies of the condensed consolidated financial statements included with this quarterly report on Form 10-Q is incorporated here by reference to this Part II Item 1.

Item 1A.
RISK FACTORS

The risks described in "Risk Factors" within our 2022 Annual Report and this Quarterly Report on Form 10-Q, including the risk factor set forth in this Item 1A below, could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. The Risk Factors section in the 2022 Annual Report, as updated in this Quarterly Report on Form 10-Q remain current in all material respects. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and Condensed Consolidated Financial Statements sections.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition, or results of operations.

Events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank  was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as a receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Later in March 2023, Credit Suisse was acquired by UBS following the intervention of Swiss regulatory authorities, and on May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation. Although we are not a borrower or party to any such instruments with these or any other financial institution currently in receivership, if we were to borrow money in the future and if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations and product development could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit, or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and stricter financial and operating covenants, or limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws if, for example, we were unable to obtain access to deposits used for payroll. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
(a) Not applicable.

(b) Not applicable.

 Item 6. EXHIBITS

Exhibit Number	Description
3.1***	Certificate of Elimination of the Series A Preferred Stock of the Company, dated March 3, 2023.

3.2***	Certificate of Amendment to the Certificate of Incorporation, filed February 13, 2023.

10.1*	electroCore, Inc. 2018 Omnibus Equity Incentive Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.
***	Incorporated by reference to the Company's Current Report on Form 10-K as filed with the Commission on March 8, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 3, 2023	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2023	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

