Form 10-Q
period 2023-06-30
electroCore, Inc.
filed 2023-08-09
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

As of August 3, 2023, the registrant had 5,985,043 shares of common stock outstanding.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$8,442	$17,712
Restricted cash	250	250
Accounts receivable, net	238	401
Inventories, net	2,368	1,982
Prepaid expenses and other current assets	106	828
Total current assets	11,404	21,173
Inventories, noncurrent	1,351	2,194
Property and equipment, net	114	50
Operating lease right of use assets, net	534	565
Other assets, net	819	774
Total assets	$14,222	$24,756
Liabilities and Equity
Current liabilities:
Accounts payable	$2,284	$2,129
Accrued expenses and other current liabilities	4,210	4,842
Current portion of operating lease liabilities	81	74
Total current liabilities	6,575	7,045
Noncurrent liabilities:
Operating lease liabilities, noncurrent	583	625
Total liabilities	7,158	7,670
Commitments and contingencies (see Note 12)	—	—
Mezzanine Equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding at June 30, 2023 and 71,173 issued and outstanding at December 31, 2022 ($0.001 per share liquidation value)	—	—
Stockholders' equity:
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at June 30, 2023 and December 31, 2022; 4,752,475 shares issued and outstanding at June 30, 2023 and 4,744,886 shares issued and outstanding at December 31, 2022	5	5
Additional paid-in capital	164,275	163,520
Accumulated deficit	(157,140)	(146,370)
Accumulated other comprehensive loss	(76)	(69)
Total equity	7,064	17,086
Total liabilities and equity	$14,222	$24,756

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales	$3,551	$2,157	$6,331	$4,056
Cost of goods sold	585	358	1,043	718
Gross profit	2,966	1,799	5,288	3,338
Operating expenses
Research and development	1,155	1,341	2,964	2,275
Selling, general and administrative	6,799	6,278	13,509	12,464
Total operating expenses	7,954	7,619	16,473	14,739
Loss from operations	(4,988)	(5,820)	(11,185)	(11,401)
Other (income) expense
Interest and other income	(85)	(38)	(204)	(42)
Other expense	—	—	—	5
Total other (income) expense	(85)	(38)	(204)	(37)
Loss before income taxes	(4,903)	(5,782)	(10,981)	(11,364)
Benefit from income taxes	—	445	211	445
Net loss	$(4,903)	$(5,337)	$(10,770)	$(10,919)
Net loss per share of common stock - Basic and Diluted	$(1.03)	$(1.20)	$(2.27)	$(2.25)
Weighted average common shares outstanding - Basic and Diluted	4,751	4,448	4,747	4,853

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(4,903)	$(5,337)	$(10,770)	$(10,919)
Other comprehensive loss:
Foreign currency translation adjustment	(63)	(58)	(7)	(85)
Other comprehensive loss	(63)	(58)	(7)	(85)
Comprehensive loss	$(4,966)	$(5,395)	$(10,777)	$(11,004)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

(in thousands)

	Mezzanine Equity		Stockholders' Equity
			Common		Additional		Accumulated other
	Preferred Stock		Stock		paid-in	Accumulated	comprehensive	Total
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balances as of January 1, 2023	71	$—	4,745	$5	$163,520	$(146,370)	$(69)	$17,086
Net loss	—	—	—	—	—	(5,867)	—	(5,867)
Other comprehensive income	—	—	—	—	—	—	56	56
Issuance of stock related to employee compensation plans, net of forfeitures	—	—	1	—	—	—	—	—
Preferred stock redemption	(71)	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	572	—	—	572
Balances as of March 31, 2023	—	—	4,746	5	164,092	(152,237)	(13)	11,847
Net loss	—	—	—	—	—	(4,903)	—	(4,903)
Other comprehensive income	—	—	—	—	—	—	(63)	(63)
Issuance of stock related to employee compensation plan, net of forfeitures	—	—	6	—	—	—	—	—
Share based compensation	—	—	—	—	183	—	—	183
Balances as of June 30, 2023	—	$—	4,752	$5	$164,275	$(157,140)	$(76)	$7,064

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity

(unaudited)

(in thousands)

	Mezzanine Equity		Stockholders' Equity
			Common		Additional		Accumulated other
	Preferred Stock		Stock		paid-in	Accumulated	comprehensive	Total
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balance, January 1, 2022	—	$—	4,714	$5	$160,772	$(124,208)	$13	$36,582
Net loss	—	—	—	—	—	(5,582)	—	(5,582)
Other comprehensive loss	—	—	—	—	—	—	(27)	(27)
Issuance of stock related to employee compensation plans, net of forfeitures	—	—	1	—	—	—	—	—
Share based compensation	—	—	—	—	777	—	—	777
Balance, March 31, 2022	—	—	4,715	5	161,549	(129,790)	(14)	31,750
Net loss	—	—	—	—	—	(5,337)	—	(5,337)
Other comprehensive income	—	—	—	—	—	—	(58)	(58)
Issuance of stock related to employee compensation plans, net of forfeitures	—	—	27	—	—	—	—	—
Share based compensation	—	—	—	—	752	—	—	752
Balance, June 30, 2022	—	$—	4,742	$5	$162,301	$(135,127)	$(72)	$27,107

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,770)	$(10,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	755	1,529
Depreciation and amortization	444	247
Net noncash lease expense	30	21
Inventory reserve charge	65	—
Increase in provision for bad debts	28	—
Changes in operating assets and liabilities:
Accounts receivable, net	135	(137)
Inventories	(71)	289
Prepaid expenses and other current assets	723	823
Accounts payable	155	1,115
Accrued expenses and other current liabilities	(631)	(963)
Operating lease liabilities	(35)	(29)
Net cash used in operating activities	(9,172)	(8,024)
Cash flows from investing activities:
Purchase of equipment	(91)	—
Net cash used in investing activities	(91)	—
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Effect of changes in exchange rates on cash and cash equivalents	(7)	(85)
Net decrease in cash and cash equivalents and restricted cash	(9,270)	(8,109)
Cash and cash equivalents and restricted cash – beginning of period	17,962	34,689
Cash and cash equivalents and restricted cash – end of period	$8,692	$26,580
Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$211	$445
Interest paid	$4	$4

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

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2023. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

(d)	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the balance reflected on the Condensed Consolidated Statement of Cash Flows for June 30, 2023 and 2022:

(in thousands)	June 30, 2023	June 30, 2022
Cash and cash equivalents	$8,442	$26,330
Restricted cash	250	250
Total cash, cash equivalents and restricted cash	$8,692	$26,580

As of June 30, 2023 and December 31, 2022, cash equivalents represented funds held in a money market account.

(e)	Restricted Cash

The Company's restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its corporate credit card arrangement with Citibank, N.A and established in April 2022.

(f)	Licensed Products

The Company licenses a portion of its devices through its cash pay channels. The cost of these licensed devices is capitalized and included in Other Assets in the accompanying Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, and is being recognized as cost of goods sold on the straight-line method over the estimated 12-36 month useful life of the devices. If certain licensed devices are returned and no longer meet quality specifications or the carrying amount of certain licensed devices are no longer deemed to be recoverable, the Company records a charge to cost of goods sold to write down such licensed devices to zero. The net book value of these licensed devices at June 30, 2023 and December 31, 2022 was $724,000 and $538,000, respectively. Changes in the value of these licensed devices in Other Assets is captured on the Statement of Cash Flows with inventories.

(g)	Prior Year Presentation

 Prior year presentation has been conformed to current year presentation.

Note 3. Going Concern, Significant Risks and Uncertainties

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

Sales to the United States Department of Veteran Affairs comprised 59.8% of the Company's revenue during the six months ended June 30, 2023. The Company expects that a majority of its remaining 2023 sales will be made pursuant to its qualifying contract under the Federal Supply Schedule, or FSS, which was secured by the Company in December 2018, as well as open market sales to individual facilities within the government channels. The FSS is scheduled to expire on January 15, 2024. The Company has submitted a renewal application for extension of its qualifying contract under the FSS from the Department of Veterans Affairs Office of Procurement and Logistics, but there is no assurance the FSS will be renewed, if at all, or renewed at terms favorable to the Company.

The Company has historically funded its operations from the sale of its common stock. On July 31, 2023, the Company entered into a registered direct offering with a certain institutional and accredited investors, and concurrent private placements with certain of the Company’s officers and directors, resulting in net proceeds to the Company of approximately $7.5 million after deducting the placement agent fees and expenses, and other offering expenses payable by the Company. See Note 14. Subsequent Events, Securities Purchase Agreements.

The Company’s expected cash requirements for the next 12 months and beyond are largely based on the commercial success of its products. The Company believes its cash and cash equivalents and anticipated revenues will enable it to fund its operating expenses, working capital, and capital expenditure requirements, as currently planned, through 12 months from the date of the accompanying financial statements. There are significant risks and uncertainties as to its ability to achieve these operating results. Due to the risks and uncertainties, there can be no assurance that the Company will have sufficient cash flow and liquidity to fund its planned activities, which could force it to significantly reduce or curtail its activities and, ultimately, potentially cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date these accompanying financial statements are issued. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue (i) in the United States from the Department of Veterans Affairs and Department of Defense ("VA/DoD") pursuant to its qualifying contract under the FSS and open market sales to individual Department of Veterans Affairs facilities, and (ii) in the United Kingdom from the National Health Service. The VA/DoD and National Health Service comprise those customers of the Company that each account for 10% or more of total net sales during the six months ended June 30, 2023 and 2022. The following table reflects the respective concentration as a percentage of the Company's net sales for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue channel:
Rx gammaCore - VA/DoD	58.6%	55.1%	59.8%	60.4%
National Health Service	9.8%	16.4%	9.9%	15.3%

No VA/DOD facility accounted for more than 10% of total VA/DoD net sales during the six months ended June 30, 2023. During the three and six months ended June 30, 2023 and 2022, one facility accounted for more than 10% of net sales from the National Health Service.

Foreign Currency Exchange
The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

Note 4. Revenue

Product Net Sales

(in thousands)	Three months ended June 30,		Six months ended June 30,
Channel	2023	2022	2023	2022
Rx gammaCore - Department of Veteran Affairs and Department of Defense	$2,081	$1,190	$3,786	$2,430
Rx gammaCore - U.S. Commercial	441	465	871	741
Outside the United States	424	467	834	772
Truvaga	290	—	437	—
TAC-STIM	311	—	399	—
Other	4	35	4	113
	$3,551	$2,157	$6,331	$4,056

Geographical Net Sales

The following table presents net sales disaggregated by geographic market:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Product revenue
United States	$3,127	$1,690	$5,497	$3,284
United Kingdom	384	355	705	621
Other	22	64	65	103
License revenue
Japan	18	48	64	48
Total Net Sales	$3,551	$2,157	$6,331	$4,056

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Note 5. Inventories

As of June 30, 2023 and December 31, 2022, inventories consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$1,334	$944
Work in process	2,194	2,879
Finished goods	191	353
Total inventories, net	3,719	4,176
Less: noncurrent inventories	1,351	2,194
Current inventories	$2,368	$1,982

The reserve for obsolete inventory was $0.3 million and $0.7 million as of June 30, 2023 and December 31, 2022, respectively. The Company records charges for obsolete inventory in cost of goods sold. As of June 30, 2023 and December 31, 2022, noncurrent inventory was comprised of approximately $0.6 million and $0.1 million in raw materials and $0.8 million and $2.1 million of work in process, respectively. Inventory classified under the category “Work in process” consists of prefabricated assembled product.

Note 6. Leases

For each of the three and six months ended June 30, 2023 and 2022 the Company recognized lease expense of $38,000 and $76,000. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

Supplemental Balance Sheet Information for Operating Leases:

(in thousands)	June 30, 2023	December 31, 2022
Operating leases:
Operating lease right of use assets	$534	$565
Operating lease liabilities:
Current portion of operating lease liabilities	81	74
Noncurrent operating lease liabilities	583	625
Total operating lease liabilities	$664	$699
Weighted average remaining lease term (in years)	5.6	6.1
Weighted average discount rate	13.8%	13.8%

 Future minimum lease payments under non-cancellable operating leases as of June 30, 2023:

(in thousands)
Remainder of 2023	$82
2024	168
2025	171
2026	161
2027	157
2028 and thereafter	216
Total future minimum lease payments	955
Less: Amounts representing interest	(291)
Total	$664

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022 consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued professional fees	$483	$524
Accrued bonuses and incentive compensation	1,436	2,042
Accrued litigation legal fees expense	1,035	1,001
Accrued insurance expense	24	264
Accrued vacation and other employee related expenses	739	534
Accrued severance and other related charges	207	—
Accrued valued-added tax	180	133
Deferred revenue	36	152
Other	70	192
	$4,210	$4,842

Finance and Security Agreement

On July 5, 2022, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "2022 Agreement"). The 2022 Agreement provides for a single borrowing by the Company of approximately $783,000 with a nine-month term and an annual interest rate of 2.49%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. All borrowings were repaid as of June 30, 2023. During the three and six months ended June 30, 2023, the Company recognized $2,250 and $3,867 in interest expense, respectively. On July 5, 2023, the Company entered into a new Commercial Insurance Premium Finance and Security Agreement. See Note 14. Subsequent Events.
Note 8. Shareholders' Equity
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

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Six months ended June 30,
(in thousands)	2023	2022
Outstanding stock options	335	418
Restricted stock and unit awards	143	63
Stock purchase warrants	1	11
	479	492

Note 10.  Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. On January 10, 2023, the Company received a net cash payment of $211,000 from the sale of its New Jersey state net operating losses.

Note 11.  Stock Based Compensation

The following table presents a summary of activity related to stock options during the six months ended June 30, 2023:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 1, 2023	$440	$55.65	7.5
Granted	3
Exercised	—
Cancelled	(108)
Outstanding, June 30, 2023	$335	$58.79	7.0
Exercisable, June 30, 2023	$236	$76.92	6.6

The intrinsic value is calculated as the difference between the fair market value at June 30, 2023 and the exercise price per share of the stock options. As of June 30, 2023, all options outstanding had no material intrinsic value. The options granted to employees generally vest over a three or four-year period.

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the six months ended June 30, 2023:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2023	127	$11.85
Granted	—
Vested	(11)
Cancelled	—
Nonvested, June 30, 2023	116	$11.06

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

The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Selling, general and administrative	$115	$676	$625	$1,381
Research and development	61	68	118	134
Cost of goods sold	7	8	12	14
Total expense	$183	$752	$755	$1,529

Total unrecognized compensation cost related to unvested awards as of June 30, 2023 was $1.3 million and is expected to be recognized over the next 1.2 years

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three and six months ended June 30, 2023 and 2022 was estimated on the date of grant using the Black-Scholes model. Expected volatility was based on historical common stock volatility of the Company’s peers. Beginning in December 2022, the Company began incorporating its historical common stock volatility at a weighting of 50% of the total composite volatility rate. During the remainder of 2023, the Company will continue to evaluate the volatility rate used to value stock options. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembled the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three and six months ended June 30, 2023 and 2022 are summarized in the table below.

	Six months ended June 30,
	2023	2022
Fair value at grant date	$3.46	$7.95
Expected volatility	114.0%	84.0%
Risk-free interest rate	3.9%	1.7%
Expected holding period, in years	6.0	6.0
Dividend yield	—%	—%

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

On December 14, 2021, the Superior Court granted the defendants’ motion to dismiss based on the federal forum selection clause in our certificate of incorporation with prejudice and granted the defendants’ motion to dismiss without prejudice. On January 27, 2022, the plaintiffs filed a notice of appeal to the Appellate Division. The appeal was fully briefed and oral argument was heard on April 19, 2023. On May 15, 2023, the Appellate Division unanimously affirmed the dismissal. The time for further appeals has expired.

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

On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021. On August 13, 2021, the Court dismissed the amended complaint with leave to re-plead. On October 4, 2021, the plaintiffs filed a second amended complaint in the Turnofsky case. The defendants moved to dismiss, and briefing on the motion was complete on January 7, 2022. On July 13, 2023, the court dismissed the second amended complaint with leave to re-plead. The plaintiffs have until August 14, 2023, to file a third amended complaint if they so desire.

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

The plaintiffs in the Maltz and Yuson derivative actions agreed to consolidate and stay those actions. The actions are stayed until and through the resolution of any motion for summary judgment in the Turnofsky federal securities class action. A stipulation to that effect was filed by the plaintiffs on April 14, 2021, and ordered by the court on April 30, 2021. On June 9, 2023, the cases were administratively dismissed without prejudice.

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

Note 13. Severance and other related charges

In the first quarter of 2023, the Company entered into separation agreements with two former employees which agreements required an aggregate of payments of $332,000. The charge for these payments is included in Selling, general and administrative expense in the accompanying Condensed Statement of Operations for the six months ended June 30, 2023. As of June 30, 2023, the Company has an outstanding payable of $207,000 in connection with these charges. This outstanding payable is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2023 (see Note 7).

Note 14. Subsequent Events

Securities Purchase Agreements

On July 31, 2023, the Company entered into a Securities Purchase Agreement (“First SPA”) in connection with a registered direct offering and concurrent private placement with certain institutional and accredited investors pursuant to which  the Company issued and sold an aggregate of 1,675,914 shares of common stock (or pre-funded common stock purchase warrants) and warrants to purchase up to an aggregate of 837,955 shares of common stock. On July 31, 2023, the Company also entered into a Securities Purchase Agreement (“Second SPA”) in connection with a concurrent private placement with certain of the Company’s officers and directors pursuant to which  the Company issued and sold 169,968 shares of common stock and warrants to purchase up to an aggregate of 84,982 shares of common stock. The combined effective offering price of the securities sold pursuant to the First SPA and the Second SPA was $4.4125 per share of common stock and related common stock purchase warrant. The common stock purchase warrants will be exercisable commencing six months after the date of issuance at a price of $4.35 per share and will expire five years after they first become exercisable. The net proceeds to the Company resulting from the First SPA and Second SPA was approximately $7.5 million, after deducting the placement agent fees and expenses, and other offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the common stock purchase warrants sold in the concurrent private placements. The Company currently intends to use the net proceeds from these sales for sales and marketing, working capital, and general corporate purposes.

Finance and Security Agreement

On July 5, 2023, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "2023 Agreement"). The 2023 Agreement provides for a single borrowing by the Company of approximately $618,000 with a ten-month term and an annual interest rate of 6.03%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. The amounts payable are secured by the Company's rights under such policies. The Company began paying monthly installments of approximately $62,000 in July 2023.
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

Note: Information concerning the shares of our common stock and related share prices in this Item 2 has been adjusted to reflect the 1- for-15 reverse split of our common stock that was made effective on February 15, 2023. (See Note 2 - “Basis of Presentation” to the accompanying condensed consolidated financial statements).

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

Our goal is to be a leader in non-invasive neuromodulation by using our proprietary nVNS platform technology to deliver better health. To achieve this, we offer multiple propositions:

•	Prescription gammaCore medical devices for the treatment of certain medical conditions such as primary headache;
•	Our Truvaga product for the support of general health and wellbeing; and
•	Our TAC-STIM product for human performance as defined by the United States Air Force Research Laboratory.

Our gammaCore product is a prescription medical device currently FDA cleared for a variety of primary headache conditions. It is available by prescription only and our flagship model, gammaCore Sapphire, is a portable, reusable, rechargeable and reloadable personal use option for patients to use at home or on the go. Prescriptions are written by a health care provider and dispensed from a specialty pharmacy, through the patient’s healthcare provider or fulfilled directly to certain patients directly from our facility in Rockaway, NJ. After the initial prescription is filled, access to additional therapy can be refilled for certain of our gammaCore medical devices periodically through the input of a prescription-only authorization.

Our Truvaga product is a personal use consumer electronics wellness product that does not require a prescription and is available direct-to-consumer from electroCore at www.truvaga.com. Our Truvaga product is not intended for medical use.

Our TAC-STIM product is a form of nVNS for human performance and has been developed in collaboration with the United States Department of Defense Biotech Optimized for Operational Solutions and Tactics, or "BOOST" program.

In June 2023, we announced that our TAC-STIM product, had been selected to be a part of the Air Force Research Laboratories, or “AFRL”, Real-Time Assessing and Augmenting Cognitive Performance in Extreme Environments, or “A2PEX” Grant Program. A2PEX is a five-year project led by the Florida Institute for Human and Machine Cognition, or “IHMC” that includes internationally recognized leaders in wearable technologies from industry and academia. The goal of A2PEX is to build a wearable system to sense, assess and augment cognitive performance in operational environments. Sensors developed by A2PEX partners will develop electrophysiological and biomarker sensors to assess Airmen stress/fatigue in extreme environments. electroCore’s proprietary TAC-STIM nVNS product has been commissioned by IHMC for integration into the A2PEX system with the goal of mitigating fatigue and augmenting performance.

We are exploring strategies to make our TAC-STIM product available to other branches of the active-duty military and certain human performance professionals in the United States and abroad.

Our TAC-STIM product is not a medical device and is not intended to diagnose, cure, mitigate, prevent, or treat a disease or condition.

We have focused most of our historical sales efforts in two channels, the United States Department of Veterans Affairs and United States Department of Defense, or VA/DoD, and the United Kingdom utilizing our FDA cleared and CE marked product, gammaCore medical device.

The United States Department of Veteran Affairs comprised 58.6% and 59.8% of our revenue during the three and six months ended June 30, 2023, respectively. We expect that a majority of our 2023 sales will be made pursuant to our qualifying contract under the Federal Supply Schedule or FSS, which was secured by us in December 2018, as well as open market sales to individual facilities within the government channels. The FSS is scheduled to expire on January 15, 2024. We have submitted a renewal application for extension of our qualifying contract under the FSS from the Department of Veterans Affairs Office of Procurement and Logistics, but there is no assurance the FSS will be renewed, if at all, or renewed at terms favorable to us. Our sales function in this channel is comprised of electroCore employees and independent contractors.

Sales under the Med Tech Funding Mandate, or MTFM, program for cluster headache in the UK comprised 8.0% and 8.7% of our revenue during the three and six months ended June 30, 2023, respectively. During the remainder of 2023, we plan on continued expansion under this program, as well as continue to utilize distribution partners to commercialize our nVNS technology in territories outside the United States and United Kingdom. In 2023, we expect NICE to review the guidance document and any changes in recommendation or pricing may adversely impact our ability to work with NHS England on the MTFM program.

We believe there may be significant opportunities beyond these two areas. Specifically, we believe there may be a large commercial opportunity for our gammaCore medical device with additional insurance covered lives, cash pay, physician dispense, and direct-to-consumer approaches, along with wellness and human performance propositions through our Truvaga and TAC-STIM products. Therefore, during the remainder of 2023, we will continue our investments to expand our efforts in these channels and markets.

We face a variety of challenges and risks that we will need to address and manage as we pursue our strategies, including our ability to develop and retain an effective sales force, achieve market acceptance of our gammaCore medical device among physicians, patients, and third-party payers, expand the use of our gammaCore medical device to additional therapeutic indications, and to develop our nascent wellness and human performance business.

Because of the numerous risks and uncertainties associated with our commercialization efforts, as well as research and product development activities, we are unable to predict the timing or amount of increased expenses, or when, if ever, we will be able to achieve or maintain profitability. Even if we are able to increase sales of our products, we may not become profitable. If we fail to become profitable or are unable to sustain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Our expected cash requirements for the next 12 months and beyond are based on the commercial success of our products and our ability to control operating expenses. There are significant risks and uncertainties as to our ability to achieve these operating results. Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations for the next 12 months. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. See “Liquidity Outlook.”

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

The preparation of our financial statements is in accordance with accounting principles generally accepted in the United States of America, or GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other related disclosures. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on our financial position and results of operations.

The critical accounting policies, and the judgements, estimates, and assumptions associated with such policies, that we believe have the greatest potential impact on the condensed consolidated financial statements are disclosed in the section titled Critical Accounting Policies and Estimates in Part II of our 2022 Annual Report.

Results of Operations

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022:

	For the three months ended June 30,
	2023	2022	Change
(in thousands)
Consolidated statements of operations:
Net sales	$3,551	$2,157	$1,394
Cost of goods sold	585	358	227
Gross profit	2,966	1,799	1,167
Operating expenses
Research and development	1,155	1,341	(186)
Selling, general and administrative	6,799	6,278	521
Total operating expenses	7,954	7,619	335
Loss from operations	(4,988)	(5,820)	832
Other (income) expense
Interest and other income	(85)	(38)	(47)
Total other (income) expense	(85)	(38)	(47)
Loss before income taxes	(4,903)	(5,782)	879
Benefit from income taxes	—	445	(445)
Net loss	$(4,903)	$(5,337)	$434

Net Sales

Net sales for the three months ended June 30, 2023 increased 65% as compared to the three months ended June 30, 2022. The increase of $1.4 million is due to an increase in net sales across major U.S. channels including our prescription gammaCore medical devices sold through the U.S. Department of Veteran Affairs and physician dispense channel; and revenue from the sales of our nonprescription human performance TAC-STIM and Truvaga products.

The following table sets forth our product net sales:

(in thousands)	Three months ended June 30,
Product	2023	2022
Rx gammaCore - Department of Veteran Affairs and Department of Defense	$2,081	$1,190
Rx gammaCore - U.S. Commercial	441	465
Outside the United States	424	467
Truvaga	290	—
TAC-STIM	311	—
Other	4	35
	$3,551	$2,157

Gross Profit

Gross profit increased by $1.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Gross margin was 84% and 83% for the three months ended June 30, 2023 and 2022, respectively. Our evolving commercial strategy has resulted in the launch of cash payment models under which we license a portion of our devices. The cost of the licensed device is being recognized as cost of goods sold over the estimated useful life of the device. The incremental increase in gross margin associated with the licensing of a portion of our devices was 8.9% in the three months ended June 30, 2022, and there was no effect in the current quarter. In recent quarters, we have sold an increasing number of longer duration therapy, resulting in a higher average selling price, as well as selling an increased number of refill kits with a lower cost of goods.

Research and Development

Research and development expense for the three months ended June 30, 2023 of $1.2 million decreased $186,000 as compared to the prior year period. This decrease in research and development expense was due to a decrease in compensation associated with cost cutting measures effected April 1, 2023 offset by our targeted investments to support the future iterations of our therapy delivery platform, including the use of our intellectual property around the delivery of smart phone-integrated and smart phone-connected non-invasive therapies.

Selling, General and Administrative

Selling, general and administration expense of $6.8 million for the three months ended June 30, 2023 increased by $521,000, or 8%, as compared to $6.3 million for the previous year period. This increase was due to our continuing targeted investments in sales and marketing to support our commercial efforts, offset by decreases in insurance and stock-based compensation expense.

Other (Income) Expense

The increase in Other (Income) Expense is primarily due to rising interest rates associated with our cash equivalents.

Benefit From Income Taxes

The Benefit from income taxes of $445,000 for the three months ended June 30, 2022 primarily represents the sale of our 2022 state net operating losses and research and development tax credits under the State of New Jersey’s NOL Transfer Program. We may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

The following table sets forth amounts from our condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022:

	For the six months ended June 30,
	2023	2022	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$6,331	$4,056	$2,275
Cost of goods sold	1,043	718	325
Gross profit	5,288	3,338	1,950
Operating expenses
Research and development	2,964	2,275	689
Selling, general and administrative	13,509	12,464	1,045
Total operating expenses	16,473	14,739	1,734
Loss from operations	(11,185)	(11,401)	216
Other (income) expense
Interest and other income	(204)	(42)	(162)
Other expense	—	5	(5)
Total other (income) expense	(204)	(37)	(167)
Loss before income taxes	(10,981)	(11,364)	383
Benefit for income taxes	211	445	(234)
Net loss	$(10,770)	$(10,919)	$149

Net Sales

Net sales increased 56% for the six months ended June 30, 2023 compared to the prior year period. The increase of $2.3 million is due to an increase in net sales across all major channels including the sale of our prescription gammaCore medical devices in our U.S. Department of Veteran Affairs and U.S. commercial channel, and revenue from the sales of our nonprescription TAC-STIM and Truvaga products. We expect that the majority of remaining 2023 fiscal year revenue will continue to come from our U.S. channels. The amount of revenue we recognize from the sale of our TAC-STIM product, however, may fluctuate significantly from quarter to quarter.

The following table sets forth our channel net sales:

(in thousands)	Six months ended June 30,
Product	2023	2022
Rx gammaCore - Department of Veteran Affairs and Department of Defense	$3,786	$2,430
Rx gammaCore - U.S. Commercial	871	741
Outside the United States	834	772
Truvaga	437	—
TAC-STIM	399	—
Other	4	113
	$6,331	$4,056

Gross Profit

Gross profit increased $2.0 million for the six months ended June 30, 2023 compared to the prior year. Gross margin increased to 84% for the six months ended June 30, 2023 compared to 82% for the six months ended June 30, 2022. Our evolving commercial strategy has resulted in the launch of cash payment models under which we license a portion of our devices. The cost of the licensed device is being recognized as cost of goods sold over the estimated useful life of the device. The incremental increase in gross margin associated with the licensing of a portion of our devices was 2.9% and 7.9% in the six months ended June 30, 2023 and 2022, respectively. In recent quarters, we have sold an increasing number of longer duration therapy, resulting in a higher average selling price, as well as selling an increased number of refill kits with a lower cost of goods. Gross profit and gross margin in the remainder of 2023 will be largely dependent on revenue levels, product mix, and any changes in the estimated useful lives of licensed devices.

Research and Development

Research and development expense increased by $689,000 or 30% for the six months ended June 30, 2023 compared to the prior year period. This increase was primarily due to targeted investments to support the future iterations of our therapy delivery platform, including the use of our intellectual property around the delivery of smart phone-integrated and smart phone-connected non-invasive therapies. This increase was partially offset by a decrease in compensation expense associated with cost cutting measures effected April 1, 2023. In the remainder of 2023, we plan to continue to invest in the next generation of our therapy delivery platform, although we expect our level of investment to decrease during the remainder of the year.

Selling, General and Administrative

Selling, general and administrative expense of $13.5 million for the six months ended June 30, 2023 increased $1.0 million compared to $12.5 million for the previous year period. This increase was due to severance charges of $332,000, as well as our continuing targeted investments in sales and marketing to support our commercial efforts, offset by decreases in insurance and stock-based compensation expenses. In the remainder of 2023, we plan on continuing to make targeted investments in sales and marketing to support our commercial efforts, particularly around sales and marketing efforts across all major channels.

Other (Income) Expense

The increase in Other (Income) Expense is primarily due to rising interest rates.

Benefit from Income Taxes

We may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. On January 10, 2023, we received a payment of approximately $211,000 from the sale of our New Jersey state net operating losses.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the six months ended June 30,
	2023	2022
(in thousands)
Net cash (used in) provided by
Operating activities	$(9,172)	$(8,024)
Investing activities	$(91)	$—
Financing activities	$—	$—

Operating Activities

Net cash used in operating activities was $9.2 million and $8.0 million for the six months ended June 30, 2023 and 2022, respectively. This increase is primarily due to the increase in our net loss adjusted for non-cash expense items.

Investing Activities

During the six months ended June 30, 2023, cash used in investing activities was related to equipment purchases. No cash was provided by investing activities during the six months ended June 2022.

Financing Activities

No cash was provided by financing activities during the six months ended June 30, 2023 and 2022.

Liquidity Outlook

In the remainder of 2023, we expect to continue to incur substantial negative cash flows from operations. We intend to continue to make targeted investments in sales and marketing, as well as the next generation of our therapy delivery platform.

We expect that a majority of our remaining 2023 sales will be made pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, as well as open market sales to individual facilities within the government channels. The FSS is scheduled to expire on January 15, 2024. We have submitted a renewal application for extension of our qualifying contract under the FSS from the Department of Veterans Affairs Office of Procurement and Logistics, but there is no assurance the FSS will be renewed, if at all, or renewed at terms favorable to us. In addition, other possible changes including those relating to the payer and competitive landscape, our commercialization strategy, our development activities, and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly.

We have historically funded our operations from the sale of our common stock. On July 31, 2023, we entered into a registered direct offering with certain institutional and accredited investors, and concurrent private placements with certain of our officers and directors, resulting in net proceeds of approximately $7.5 million after deducting the placement agent fees and expenses, and other offering expenses payable by us.

Our expected cash requirements for the next 12 months and beyond are largely based on the commercial success of our products. We believe our cash and cash equivalents will enable us to fund our operating expenses, working capital, and capital expenditure requirements, as currently planned, through 12 months from the date of the accompanying financial statements. There are significant risks and uncertainties as to our ability to achieve these operating results. Due to these risks and uncertainties, there can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year of the date these accompanying financial statements are issued. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

On January 18, 2022, we filed a Form S-3 registration statement, or the 2022 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which we refer to collectively as the Shelf Securities, up to an aggregate amount of $75.0 million. The 2022 Shelf Registration Statement was declared effective on January 25, 2022. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2022 Shelf Registration Statement. Until such time as the aggregate market value of our securities held by non-affiliates equals or exceeds $75.0 million, the aggregate maximum offering price of all securities issued by us in any given 12-calendar month period pursuant to this and any of our other registration statements may not exceed one-third of the aggregate market value of our securities held by non-affiliates. Approximately $7.3 million of the securities issued or issuable pursuant to our July 31, 2023 Registered Direct Financing were issued pursuant to the 2022 Shelf Registration Statement.

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
If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended June 30, 2023.
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
All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2023.
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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of June 30, 2023 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2023 were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended June 30, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information set forth in Note 12. Commitments and Contingencies of the condensed consolidated financial statements included with this quarterly report on Form 10-Q is incorporated here by reference to this Part II Item 1.

Item 1A.
RISK FACTORS

The risks described in “Risk Factors” within our 2022 Annual Report and our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2023 (“Q1 10-Q”), respectively could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. The Risk Factors section in the 2022 Annual Report and Q1 10-Q, remain current in all material respects. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and Condensed Consolidated Financial Statements sections.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
(a) Not applicable.

(b) Not applicable.

(c) Trading Plans

During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the Securities and Exchange Commission).

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

Company Name

Date: August 9, 2023	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

