Form 10-Q
period 2023-09-30
electroCore, Inc.
filed 2023-11-08
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

As of November 1, 2023, the registrant had 6,002,420 shares of common stock outstanding.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$13,460	$17,712
Restricted cash	250	250
Accounts receivable, net	589	401
Inventories, net	2,495	1,982
Prepaid expenses and other current assets	1,045	828
Total current assets	17,839	21,173
Inventories, noncurrent	813	2,194
Property and equipment, net	178	50
Operating lease right of use assets, net	518	565
Other assets, net	760	774
Total assets	$20,108	$24,756
Liabilities and Equity
Current liabilities:
Accounts payable	$3,033	$2,129
Accrued expenses and other current liabilities	5,390	4,842
Current portion of operating lease liabilities	85	74
Total current liabilities	8,508	7,045
Noncurrent liabilities:
Operating lease liabilities, noncurrent	560	625
Total liabilities	9,068	7,670
Commitments and contingencies (see Note 12)	—	—
Mezzanine Equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; 0 shares issued and outstanding at September 30, 2023 and 71,173 shares issued and outstanding at December 31, 2022 ($0.001 per share liquidation value)	—	—
Stockholders' equity:
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at September 30, 2023 and December 31, 2022; 5,998,836 shares issued and outstanding at September 30, 2023 and 4,744,886 shares issued and outstanding at December 31, 2022	6	5
Additional paid-in capital	172,304	163,520
Accumulated deficit	(161,172)	(146,370)
Accumulated other comprehensive loss	(98)	(69)
Total equity	11,040	17,086
Total liabilities and equity	$20,108	$24,756

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net sales	$4,508	$1,976	$10,839	$6,032
Cost of goods sold	661	258	1,704	976
Gross profit	3,847	1,718	9,135	5,056
Operating expenses
Research and development	1,249	1,617	4,213	3,892
Selling, general and administrative	6,724	5,657	20,233	18,121
Total operating expenses	7,973	7,274	24,446	22,013
Loss from operations	(4,126)	(5,556)	(15,311)	(16,957)
Other (income) expense
Interest and other income	(94)	(103)	(298)	(145)
Other expense	—	—	—	5
Total other (income) expense	(94)	(103)	(298)	(140)
Loss before income taxes	(4,032)	(5,453)	(15,013)	(16,817)
Benefit from income taxes	—	—	211	445
Net loss	$(4,032)	$(5,453)	$(14,802)	$(16,372)
Net loss per share of common stock - Basic and Diluted	$(0.68)	$(1.20)	$(2.87)	$(3.45)
Weighted average common shares outstanding - Basic and Diluted	5,945	4,544	5,149	4,746

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(4,032)	$(5,453)	$(14,802)	$(16,372)
Other comprehensive loss:
Foreign currency translation adjustment	(22)	(82)	(29)	(167)
Other comprehensive loss	(22)	(82)	(29)	(167)
Comprehensive loss	$(4,054)	$(5,535)	$(14,831)	$(16,539)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

(in thousands)

	Mezzanine Equity		Stockholders' Equity
			Common		Additional		Accumulated other
	Preferred Stock		Stock		paid-in	Accumulated	comprehensive	Total
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balances as of January 1, 2023	71	$—	4,745	$5	$163,520	$(146,370)	$(69)	$17,086
Net loss	—	—	—	—	—	(5,867)	—	(5,867)
Other comprehensive income	—	—	—	—	—	—	56	56
Issuance of stock related to employee compensation plans, net of forfeitures	—	—	1	—	—	—	—	—
Preferred stock redemption	(71)	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	572	—	—	572
Balances as of March 31, 2023	—	—	4,746	5	164,092	(152,237)	(13)	11,847
Net loss	—	—	—	—	—	(4,903)	—	(4,903)
Other comprehensive income	—	—	—	—	—	—	(63)	(63)
Issuance of stock related to employee compensation plan, net of forfeitures	—	—	6	—	—	—	—	—
Share based compensation	—	—	—	—	183	—	—	183
Balances as of June 30, 2023	—	—	4,752	5	164,275	(157,140)	(76)	7,064
Net loss	—	—	—	—	—	(4,032)	—	(4,032)
Other comprehensive income	—	—	—	—	—	—	(22)	(22)
Sale of common stock and warrants	—	—	1,233	1	8,143	—	—	8,144
Financing fees	—	—	—	—	(657)	—	—	(657)
Issuance of stock related to employee compensation plan, net of forfeitures	—	—	14	—	—	—	—	—
Share based compensation	—	—	—	—	543	—	—	543
Balances as of September 30, 2023	—	$—	5,999	$6	$172,304	$(161,172)	$(98)	$11,040

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity

(unaudited)

(in thousands)

	Mezzanine Equity		Stockholders' Equity
			Common		Additional		Accumulated other
	Preferred Stock		Stock		paid-in	Accumulated	comprehensive	Total
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balance, January 1, 2022	—	$—	4,714	$5	$160,838	$(124,208)	$13	$36,648
Net loss	—	—	—	—	—	(5,582)	—	(5,582)
Other comprehensive loss	—	—	—	—	—	—	(27)	(27)
Issuance of stock related to employee compensation plans, net of forfeitures	—	—	1	—	—	—	—	—
Share based compensation	—	—	—	—	777	—	—	777
Balance, March 31, 2022	—	—	4,715	5	161,615	(129,790)	(14)	31,816
Net loss	—	—	—	—	—	(5,337)	—	(5,337)
Other comprehensive income	—	—	—	—	—	—	(58)	(58)
Issuance of stock related to employee compensation plans, net of forfeitures	—	—	27	—	—	—	—	—
Share based compensation	—	—	—	—	752	—	—	752
Balance, June 30, 2022	—	—	4,742	5	162,367	(135,127)	(72)	27,173
Net loss	—	—	—	—	—	(5,453)	—	(5,453)
Other comprehensive income	—	—	—	—	—	—	(82)	(82)
Issuance of stock related to employee compensation plans, net of forfeitures	—	—	3	—	—	—	—	—
Share based compensation	—	—	—	—	566	—	—	566
Balances as of September 30, 2022	—	$—	4,745	$5	$162,933	$(140,580)	$(154)	$22,204

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,802)	$(16,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,298	2,095
Depreciation and amortization	735	400
Net noncash lease expense	46	34
Inventory reserve charge	258	—
Increase in provision for bad debts	54	—
Changes in operating assets and liabilities:
Accounts receivable	(241)	74
Inventories	(72)	58
Prepaid expenses and other current assets	(219)	(22)
Accounts payable	904	963
Accrued expenses and other current liabilities	549	184
Operating lease liabilities	(55)	(45)
Net cash used in operating activities	(11,545)	(12,631)
Cash flows from investing activities:
Purchase of equipment	(165)	—
Net cash used in investing activities	(165)	—
Cash flows from financing activities:
Proceeds from share issue	8,144	—
Financing costs	(657)	—
Net cash provided by financing activities	7,487	—
Effect of changes in exchange rates on cash and cash equivalents	(29)	(163)
Net decrease in cash and cash equivalents and restricted cash	(4,252)	(12,794)
Cash and cash equivalents and restricted cash – beginning of period	17,962	34,689
Cash and cash equivalents and restricted cash – end of period	$13,710	$21,895
Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$211	$445
Interest paid	$8	$6
Supplemental schedule of noncash activity:
Insurance premium financing	$433	$522

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

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2023. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

(d)	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the balance reflected on the Condensed Consolidated Statement of Cash Flows for September 30, 2023 and 2022:

(in thousands)	September 30, 2023	September 30, 2022
Cash and cash equivalents	$13,460	$21,645
Restricted cash	250	250
Total cash, cash equivalents and restricted cash	$13,710	$21,895

As of September 30, 2023 and December 31, 2022, cash equivalents represented funds held in a money market account.

(e)	Restricted Cash

The Company's restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its corporate credit card arrangement with Citibank, N.A and established in April 2022.

(f)	Licensed Products

The Company licenses a portion of its devices through its cash pay channels. The cost of these licensed devices is capitalized and included in Other Assets in the accompanying Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, and is being recognized as cost of goods sold on the straight-line method over the estimated 12-36 month useful life of the devices. If certain licensed devices are returned and no longer meet quality specifications or the carrying amount of certain licensed devices are no longer deemed to be recoverable, the Company records a charge to cost of goods sold to write down such licensed devices to zero. The net book value of these licensed devices at September 30, 2023 and December 31, 2022 was $735,000 and $538,000, respectively. Changes in the value of these licensed devices in Other Assets is captured on the Statement of Cash Flows with inventories.

(g)	Warrant Accounting

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, or ASC Topic 815-40, as either derivative liabilities or equity instruments depending on the specific terms of the warrant.

(h)	Prior Year Presentation

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

Sales to the United States Department of Veteran Affairs comprised 60.2% of the Company's revenue during the nine months ended September 30, 2023. The Company expects that a majority of its remaining 2023 sales will be made pursuant to its qualifying contract under the Federal Supply Schedule, or FSS, which was secured by the Company in December 2018, as well as open market sales to individual facilities within the government channels. The FSS is scheduled to expire on January 15, 2024. The Company has submitted a renewal application for extension of its qualifying contract under the FSS from the Department of Veterans Affairs Office of Procurement and Logistics, but there is no assurance the FSS will be renewed, if at all, or renewed at terms favorable to the Company.

The Company has historically funded its operations from the sale of its common stock. On July 31, 2023, the Company entered into a registered direct offering with certain institutional and accredited investors, and concurrent private placements with such investors and certain of the Company’s officers and directors, resulting in net proceeds to the Company of approximately $7.5 million after deducting the placement agent fees and expenses, and other offering expenses payable by the Company. See Note 8, Shareholders' Equity, Securities Purchase Agreements.

The Company’s expected cash requirements for the next 12 months and beyond are largely based on the commercial success of its products. The Company believes its cash and cash equivalents and anticipated revenue will enable it to fund its operating expenses, working capital, and capital expenditure requirements, as currently planned, through 12 months from the date of the accompanying financial statements. There are significant risks and uncertainties as to its ability to achieve these operating results. Due to the risks and uncertainties, there can be no assurance that the Company will have sufficient cash flow and liquidity to fund its planned activities, which could force it to significantly reduce or curtail its activities and potentially cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year of the date of these accompanying financial statements are issued. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue (i) in the United States from the Department of Veterans Affairs and Department of Defense ("VA/DoD") pursuant to its qualifying contract under the FSS and open market sales to individual Department of Veterans Affairs facilities, and (ii) in the United Kingdom from the National Health Service. The VA/DoD accounted for 10% or more of total net sales during the three and nine months ended September 30, 2023 and 2022. During the three and nine months ended September 30, 2022, the National Health Service accounted for 10% or more of total net sales. The following table reflects the respective concentration as a percentage of the Company's net sales for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue channel:
Rx gammaCore - VA/DoD	60.7%	58.1%	60.2%	59.7%
National Health Service	8.1%	17.6%	9.2%	16.1%

No VA/DoD facility accounted for more than 10% of total VA/DoD net sales during the three and nine months ended September 30, 2023. Two and three VA/DoD facilities accounted for more than 10% of total VA/DoD net sales during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2023 and 2022, one facility accounted for more than 10% of net sales from the National Health Service.

Foreign Currency Exchange
The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in the functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

Note 4. Revenue

Product Net Sales

(in thousands)	Three months ended September 30,		Nine months ended September 30,
Channel	2023	2022	2023	2022
Rx gammaCore - Department of Veteran Affairs and Department of Defense	$2,737	$1,167	$6,523	$3,597
Rx gammaCore - U.S. Commercial	439	392	1,310	1,133
Outside the United States	464	417	1,298	1,189
Truvaga	267	—	704	—
TAC-STIM	601	—	1,000	—
Other	—	—	4	113
	$4,508	$1,976	$10,839	$6,032

Geographical Net Sales

The following table presents net sales disaggregated by geographic market:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
Product revenue	2023	2022	2023	2022
United States	$4,044	$1,559	$9,541	$4,843
United Kingdom	412	347	1,117	968
Other	33	25	98	128
License revenue
Japan	19	45	83	93
Total Net Sales	$4,508	$1,976	$10,839	$6,032

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Note 5. Inventories

As of September 30, 2023 and December 31, 2022, inventories consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$1,058	$944
Work in process	1,899	2,879
Finished goods	351	353
Total inventories, net	3,308	4,176
Less: noncurrent inventories	813	2,194
Current inventories	$2,495	$1,982

The reserve for obsolete inventory was $0.5 million and $0.7 million as of September 30, 2023 and December 31, 2022, respectively. The Company records charges for obsolete inventory in cost of goods sold. As of September 30, 2023 and December 31, 2022, noncurrent inventory was comprised of approximately $0.0 million and $0.1 million in raw materials and $0.8 million and $2.1 million of work in process, respectively. Inventory classified under the category “Work in process” consists of prefabricated assembled product.

Note 6. Leases

For each of the three and nine months ended September 30, 2023 and 2022, the Company recognized lease expense of $38,000 and $114,000. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

Supplemental Balance Sheet Information for Operating Leases:

(in thousands)	September 30, 2023	December 31, 2022
Operating leases:
Operating lease right of use assets	$518	$565
Operating lease liabilities:
Current portion of operating lease liabilities	85	74
Noncurrent operating lease liabilities	560	625
Total operating lease liabilities	$645	$699
Weighted average remaining lease term (in years)	5.4	6.1
Weighted average discount rate	13.8%	13.8%

 Future minimum lease payments under non-cancellable operating leases as of September 30, 2023:

(in thousands)
Remainder of 2023	$41
2024	168
2025	171
2026	161
2027	157
2028 and thereafter	216
Total future minimum lease payments	914
Less: Amounts representing interest	(269)
Total	$645

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2023 and December 31, 2022 consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued professional fees	$715	$524
Accrued bonuses and incentive compensation	1,873	2,042
Accrued litigation legal fees expense	1,035	1,001
Accrued insurance expense	433	264
Accrued vacation and other employee related expenses	573	534
Accrued severance and other related charges	113	—
Accrued valued-added tax	224	133
Deferred revenue	180	152
Other	244	192
	$5,390	$4,842

Finance and Security Agreement

On July 5, 2023, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "2023 Agreement"). The 2023 Agreement provides for a single borrowing by the Company of approximately $618,000 with a ten-month term and an annual interest rate of 6.03%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. The amounts payable are secured by the Company's right under such policies. The Company began paying monthly installments of approximately $62,000 in July 2023. As of September 30, 2023 the remaining balance under the Agreement was approximately $433,000.

On July 5, 2022, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "2022 Agreement"). The 2022 Agreement provides for a single borrowing by the Company of approximately $783,000 with a nine-month term and an annual interest rate of 2.49%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. All borrowings under the 2022 Agreement were repaid as of September 30, 2023.

During the three and nine months ended September 30, 2023, the Company recognized $4,000 and $13,000 in aggregate interest expense related to the 2023 Agreement and 2022 Agreement, respectively.

Note 8. Shareholders' Equity

Securities Purchase Agreements

On July 31, 2023, the Company entered into a Securities Purchase Agreement (“First SPA”) in connection with a registered direct offering and concurrent private placement with certain institutional and accredited investors pursuant to which the Company issued and sold an aggregate of 1,062,600 shares of common stock, 613,314 pre-funded common stock purchase warrants that are exercisable upon issuance, and warrants to purchase up to an aggregate of 837,955 shares of common stock. On July 31, 2023, the Company also entered into a Securities Purchase Agreement (“Second SPA”) in connection with a concurrent private placement with six of the Company’s officers and directors pursuant to which the Company issued and sold 169,968 shares of common stock and warrants to purchase up to an aggregate of 84,982 shares of common stock. The combined effective offering price of the securities sold pursuant to the First SPA and the Second SPA was $4.4125 per share of common stock and related common stock purchase warrant. The common stock purchase warrants will be exercisable commencing six months after the date of issuance at a price of $4.35 per share and will expire five years after they first become exercisable. The net proceeds to the Company resulting from the First SPA and Second SPA was approximately $7.5 million, after deducting the placement agent fees and expenses, and other offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the common stock purchase warrants sold in the concurrent private placements.

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, or ASC Topic 815-40, as either derivative liabilities or equity instruments depending on the specific terms of the warrant. The Company determined that the warrants associated with its First SPA and Second SPA qualified for equity classification.

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
Stock Purchase Warrants
The following table presents a summary of stock purchase warrants outstanding as of September 30, 2023:
	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2023	1	$229.50	3.0	$—
Stock purchase warrants (a)	923
Exercised	—
Expired	—
Outstanding, September 30, 2023	924	$4.35	5.3	$1,596
Exercisable, September 30, 2023	1	$229.50	2.2	$—

(a) 613,314 pre-funded warrants were excluded from the aforementioned table. Such pre-funded warrants were not exercised as of September 30, 2023.
15

Note 9.  Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Due to their nominal exercise price of $0.001 per share, 613,314 pre-funded warrants are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying condensed consolidated statement of operations as of the closing date of the Company's July 2023 Securities Purchase Agreements. Restricted stock and unit awards, stock options, and warrants (other than the pre-funded warrants) have not been included in the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect.

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Nine months ended September 30,
(in thousands)	2023	2022
Outstanding stock options	537	418
Restricted stock and unit awards	231	62
Stock purchase warrants	924	1
	1,692	481

Note 10.  Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. On January 10, 2023, the Company received a net cash payment of $211,000 from the sale of its New Jersey state net operating losses.

Note 11. Stock Based Compensation

The following table presents a summary of activity related to stock options during the nine months ended September 30, 2023:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 1, 2023	440	$55.65	7.5
Granted	206
Exercised	—
Cancelled	(109)
Outstanding, September 30, 2023	537	$38.42	7.9
Exercisable, September 30, 2023	253	$72.07	6.5

The intrinsic value is calculated as the difference between the fair market value at September 30, 2023 and the exercise price per share of the stock options. As of September 30, 2023, all options outstanding had no material intrinsic value. The options granted to employees generally vest over a three or four-year period.

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the nine months ended September 30, 2023:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2023	127	$11.85
Granted	137
Vested	(25)
Cancelled	(8)
Nonvested, September 30, 2023	231	$7.74

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

The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Selling, general and administrative	$477	$454	$1,102	$1,835
Research and development	60	106	178	240
Cost of goods sold	6	6	18	20
Total expense	$543	$566	$1,298	$2,095

Total unrecognized compensation cost related to unvested awards as of September 30, 2023 was $2.1 million and is expected to be recognized over the next 1.7 years.

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three and nine months ended September 30, 2023 and 2022 was estimated on the date of grant using the Black-Scholes model. Effective July 1, 2023, expected volatility was based 100% on the Company's historical common stock volatility. For the periods presented below, and prior to July 1, 2023, expected volatility was based on a composite comprising of 50% of the Company's historical common stock volatility; the remaining 50% was based on historical volatility of its peers. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembled the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three and nine months ended September 30, 2023 and 2022 are summarized in the table below.

	Nine months ended September 30,
	2023	2022
Fair value at grant date	$3.95	$0.53
Expected volatility	122.4%	84.0%
Risk-free interest rate	4.1%	1.7%
Expected holding period, in years	5.8	6.0
Dividend yield	—%	—%

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

On December 14, 2021, the Superior Court granted the defendants’ motion to dismiss based on the federal forum selection clause in our certificate of incorporation with prejudice and granted the defendants’ motion to dismiss without prejudice. On January 27, 2022, the plaintiffs filed a notice of appeal to the Appellate Division. The appeal was fully briefed, and oral argument was heard on April 19, 2023. On May 15, 2023, the Appellate Division unanimously affirmed the dismissal. The time for further appeals has expired.

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

On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021. On August 13, 2021, the Court dismissed the amended complaint with leave to re-plead. On October 4, 2021, the plaintiffs filed a second amended complaint in the Turnofsky case. The defendants moved to dismiss, and briefing on the motion was complete on January 7, 2022. On July 13, 2023, the court dismissed the second amended complaint with leave to re-plead. The plaintiffs did not file a third amended complaint. On August 23, 2023, the plaintiffs provided the court with an order of dismissal, and the court entered the order on August 24, 2023. On September 8, 2023, plaintiff Carole Tibbs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. The appeal has been docketed as number 23-2655. The principal brief of appellant and appendix are to be filed by December 4, 2023. The appellees’ brief is due on January 3, 2024, and appellant’s reply brief is due January 24, 2023.

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

Note 13. Severance and other related charges

During the three and nine months ended September 30, 2023, the Company entered into separation agreements with former employees of which agreements required aggregate payments totaling $113,000 and $445,000, respectively. The charge for these payments is included in Selling, general and administrative expense in the accompanying Condensed Statement of Operations for the nine months ended September 30, 2023. As of September 30, 2023, the Company has an outstanding payable of $113,000 in connection with these charges. This outstanding payable is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2023 (see Note 7).

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

We have focused most of our historical sales efforts in two channels, the United States Department of Veterans Affairs and United States Department of Defense, or VA/DoD, and the United Kingdom utilizing our FDA cleared and CE marked gammaCore medical device.

The United States Department of Veteran Affairs comprised 60.7% and 60.2% of our revenue during the three and nine months ended September 30, 2023, respectively. We expect that a majority of our 2023 sales will be made pursuant to our qualifying contract under the Federal Supply Schedule or FSS, which was secured by us in December 2018, as well as open market sales to individual facilities within the government channels. The FSS is scheduled to expire on January 15, 2024. We have submitted a renewal application for extension of our qualifying contract under the FSS from the Department of Veterans Affairs Office of Procurement and Logistics, but there is no assurance the FSS will be renewed, if at all, or renewed at terms favorable to us. Our sales function in this channel is comprised of electroCore employees and independent contractors.

Sales under the Med Tech Funding Mandate, or MTFM, program for cluster headache in the UK comprised 6.5% and 7.8% of our revenue during the three and nine months ended September 30, 2023, respectively. During the remainder of 2023, we plan on continued expansion under this program, as well as continue to utilize distribution partners to commercialize our nVNS technology in territories outside the United States and United Kingdom. In October 2023, we were notified by NHS Supply Chain that it intends to continue to include the gammaCore device within their framework agreement, commencing March 2024 through March 2026 with an option to extend for a further two years. In the remainder of 2023, we expect NICE to review the guidance document and any changes in recommendation or pricing may adversely impact our ability to work with NHS England on the MTFM program.

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

Results of Operations

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022:

	For the three months ended September 30,
	2023	2022	Change
(in thousands)
Consolidated statements of operations:
Net sales	$4,508	$1,976	$2,532
Cost of goods sold	661	258	403
Gross profit	3,847	1,718	2,129
Operating expenses
Research and development	1,249	1,617	(368)
Selling, general and administrative	6,724	5,657	1,067
Total operating expenses	7,973	7,274	699
Loss from operations	(4,126)	(5,556)	1,430
Other (income) expense
Interest and other income	(94)	(103)	9
Total other (income) expense	(94)	(103)	9
Loss before income taxes	(4,032)	(5,453)	1,421
Benefit from income taxes	—	—	-
Net loss	$(4,032)	$(5,453)	$1,421

Net Sales

Net sales for the three months ended September 30, 2023 increased 128% as compared to the three months ended September 30, 2022. The increase of $2.5 million is due to an increase in net sales across major channels including our prescription gammaCore medical devices sold in the U.S. and abroad; and revenue from the sales of our nonprescription general well being and human performance Truvaga and TAC-STIM products.

The following table sets forth our product net sales:

(in thousands)	Three months ended September 30,
Product	2023	2022
Rx gammaCore - Department of Veteran Affairs and Department of Defense	$2,737	$1,167
Rx gammaCore - U.S. Commercial	439	392
Outside the United States	464	417
Truvaga	267	—
TAC-STIM	601	—
	$4,508	$1,976

Gross Profit

Gross profit increased by $2.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Gross margin was 85% and 87% for the three months ended September 30, 2023 and 2022, respectively. Our evolving commercial strategy has resulted in the launch of cash payment models under which we license a portion of our devices. The cost of the licensed device is being recognized as cost of goods sold over the estimated useful life of the device. There was no effect in the current quarter in the incremental increase in gross margin associated with the licensing of a portion of our devices, while there was a 9.0% incremental increase in the three months ended September 30, 2022. In recent quarters, we have sold an increasing number of longer duration therapy, resulting in a higher average selling price, as well as selling an increased number of refill kits with a lower cost of goods.

Research and Development

Research and development expense for the three months ended September 30, 2023 of $1.2 million decreased $368,000 as compared to the prior year period. This decrease in research and development expense was due to a decrease in compensation associated with cost cutting measures offset by our targeted investments to support the future iterations of our therapy delivery platform, including the use of our intellectual property around the delivery of smart phone-integrated and smart phone-connected non-invasive therapies.

Selling, General and Administrative

Selling, general and administration expense of $6.7 million for the three months ended September 30, 2023 increased by $1.1 million, or 19%, as compared to $5.7 million for the previous year period. This increase was primarily due to greater variable selling and marketing costs consistent with our increase in net sales.

Other (Income) Expense

Other (Income) Expense for the three months ended September 30, 2023 was consistent with the comparable prior year period.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

The following table sets forth amounts from our condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30,
	2023	2022	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$10,839	$6,032	$4,807
Cost of goods sold	1,704	976	728
Gross profit	9,135	5,056	4,079
Operating expenses
Research and development	4,213	3,892	321
Selling, general and administrative	20,233	18,121	2,112
Total operating expenses	24,446	22,013	2,433
Loss from operations	(15,311)	(16,957)	1,646
Other (income) expense
Interest and other income	(298)	(145)	(153)
Other expense	—	5	(5)
Total other (income) expense	(298)	(140)	(158)
Loss before income taxes	(15,013)	(16,817)	1,804
Benefit for income taxes	211	445	(234)
Net loss	$(14,802)	$(16,372)	$1,570

Net Sales

Net sales for the nine months ended September 30, 2023 increased 80% as compared to the prior year period. The increase of $4.8 million is due to an increase in net sales across major channels including our prescription gammaCore medical devices sold in the U.S. and abroad; and revenue from the sales of our nonprescription Truvaga and TAC-STIM products, as well as increased prescription gammaCore medical device sales outside the United States. We expect that the majority of remaining 2023 fiscal year revenue will continue to come from our U.S. channels. The amount of revenue we recognize from the sale of our TAC-STIM product, however, may fluctuate significantly from quarter to quarter.

The following table sets forth our channel net sales:

(in thousands)	Nine months ended September 30,
Product	2023	2022
Rx gammaCore - Department of Veteran Affairs and Department of Defense	$6,523	$3,597
Rx gammaCore - U.S. Commercial	1,310	1,133
Outside the United States	1,298	1,189
Truvaga	704	—
TAC-STIM	1,000	—
Other	4	113
	$10,839	$6,032

Gross Profit

Gross profit increased $4.1 million for the nine months ended September 30, 2023 compared to the prior year. Gross margin of 84% for the nine months ended September 30, 2023 was consistent with results for the nine months ended September 30, 2022. Our evolving commercial strategy has resulted in the launch of cash payment models under which we license a portion of our devices. The cost of the licensed device is being recognized as cost of goods sold over the estimated useful life of the device. The incremental increase in gross margin associated with the licensing of a portion of our devices was 1.8% and 8.0% in the nine months ended September 30, 2023 and 2022, respectively. In recent quarters, we have sold an increasing number of longer duration therapy, resulting in a higher average selling price, as well as selling an increased number of refill kits with a lower cost of goods. Gross profit and gross margin in the remainder of 2023 will be largely dependent on revenue levels, product mix, and any changes in the estimated useful lives of licensed devices.

Research and Development

Research and development expense increased by $321,000 or 8% for the nine months ended September 30, 2023 compared to the prior year period. This increase was primarily due to targeted investments to support the future iterations of our therapy delivery platform, including the use of our intellectual property around the delivery of smart phone-integrated and smart phone-connected non-invasive therapies. This increase was partially offset by a decrease in compensation expense associated with cost cutting measures effected April 1, 2023. In the remainder of 2023, we plan to continue to invest in the next generation of our therapy delivery platform, although we expect our level of investment to decrease during the remainder of the year.

Selling, General and Administrative

Selling, general and administrative expense of $20.2 million for the nine months ended September 30, 2023 increased $2.1 million compared to $18.1 million for the previous year period. This increase was due to severance charges totaling $445,000, as well as our greater variable selling and marketing costs consistent with our increase in sales. continuing targeted investments in sales and marketing to support our commercial efforts, offset by decreases in insurance and stock-based compensation expenses. In the remainder of 2023, we plan on continuing to make targeted investments in sales and marketing to support our commercial efforts, particularly around sales and marketing efforts across all major U.S. channels.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the nine months ended September 30,
	2023	2022
(in thousands)
Net cash (used in) provided by
Operating activities	$(11,545)	$(12,631)
Investing activities	$(165)	$—
Financing activities	$7,487	$—
25

Operating Activities

Net cash used in operating activities was $11.5 million and $12.6 million for the nine months ended September 30, 2023 and 2022, respectively. This decrease is primarily due to the decrease in our net loss adjusted for non-cash expense items.

Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities was related to equipment purchases. No cash was provided by investing activities during the nine months ended September 30, 2022.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $7.5 million which was attributable to (i) our July 31, 2023 Securities Purchase Agreement (“First SPA”) in connection with a registered direct offering and concurrent private placement with certain institutional and accredited investors pursuant to which the Company issued and sold an aggregate of 1,062,600 shares of common stock, 613,314  pre-funded common stock purchase warrants that are exercisable upon issuance, and warrants to purchase up to an aggregate of 837,955 shares of common stock and (ii) a Securities Purchase Agreement (“Second SPA”) in connection with a concurrent private placement with certain of the Company's officers and directors pursuant to which we issued and sold 169,968 shares of common stock and warrants to purchase up to an aggregate of 84,982 shares of common stock.

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

We have historically funded our operations from the sale of our common stock. As described immediately above, on July 31, 2023, we entered into a registered direct offering with certain institutional and accredited investors, and concurrent private placements with such investors and certain of our officers and directors, resulting in net proceeds of approximately $7.5 million after deducting the placement agent fees and expenses, and other offering expenses payable by us.

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

On January 18, 2022, we filed a Form S-3 registration statement, or the 2022 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which we refer to collectively as the Shelf Securities, up to an aggregate amount of $75.0 million. The 2022 Shelf Registration Statement was declared effective on January 25, 2022. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2022 Shelf Registration Statement. Until such time as the aggregate market value of our securities held by non-affiliates equals or exceeds $75.0 million, the aggregate maximum offering price of all securities issued by us in any given 12-calendar month period pursuant to this and any of our other registration statements may not exceed one-third of the aggregate market value of our securities held by non-affiliates. Approximately $7.3 million of the securities issued or issuable pursuant to our July 31, 2023 Registered Direct Financing were issued pursuant to the 2022 Shelf Registration Statement. We have agreed, subject to certain limited exceptions, not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or any securities convertible into or exchangeable for shares of our Common Stock on or before January 29, 2024, without the prior written consent of the lead institutional investors in the transactions conducted pursuant to the First SPA. We have also agreed generally not to effect or enter into an agreement to effect any issuance of our securities involving a Variable Rate Transaction, as defined in the First SPA, until August 2, 2024.

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
If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended September 30, 2023.
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
All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2023.
27

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2023 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2023 were not effective due to the material weakness described below.

Management's Report in Internal Control Over Financial Reporting

During October 2023, a vendor notified us that it had not received a payment we made via wire transfer based on instructions the Company believed were sent by the vendor. We continue to investigate the matter, but our internal controls over vendor management, as designed, would not have timely prevented an unauthorized payment based on incorrect vendor information from occurring. As such, the Company has concluded that a material weakness exists in its internal controls over financial reporting. This material weakness did not result in any identified misstatement, and there were no changes to previously reported financial results.

Remediation Plan for the Material Weakness

Management is committed to the remediation of the material weakness described above. In the fourth quarter of 2023, management has implemented and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

Remediation efforts include but are not limited to (a) enhance processes and procedures around payment security, (b) verifying changes to vendor information on a timely basis, and (c) using alternate channels to verify changes to vendor payment information.

Management will test and evaluate the implementation of internal controls and revised processes to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements.

The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended September 30, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information set forth in Note 12. Commitments and Contingencies of the condensed consolidated financial statements included with this quarterly report on Form 10-Q is incorporated here by reference to this Part II Item 1.

Item 1A.
RISK FACTORS

You should carefully consider the risk factors included in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report) filed with the SEC on March 8, 2023 and our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2023 (“Q1 10-Q”), in addition to the following risk factor, and the other information in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our Annual Report, Q1 10-Q, the following risk factor and the risks described elsewhere in this report on Form 10-Q occur, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in our Annual Report, Q1 10-Q, below and elsewhere in this report.

Updated Risk Factor

We have identified a material weakness in our internal control over financial reporting, and determined that our disclosure controls were not effective. If we are unable to remediate this material weakness, or if we experience additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations and investors may lose confidence in our financial reports and the market price of our common stock could be adversely affected.

As a public company, we are required to maintain effective disclosure controls and procedures and implement and maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our second annual report following our IPO, for our fiscal year ended December 31, 2020, management has provided a report on internal control over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm, to the extent we (i) are no longer an “emerging growth company,” as defined by the JOBS Act, and (ii) have annual revenues greater than $100 million in the most recent fiscal year for which audited financial statements are available. We do not expect to have our independent registered public accounting firm attest to our management report on internal control over financial reporting for so long as we are an emerging growth company or have annual revenues under $100 million. If and when we have to design and implement the internal control over financial reporting required to comply with this obligation, such process will be time consuming, costly, and complicated.

In preparation of our condensed consolidated financial statements for this Quarterly Report, we determined that a material weakness in our internal control over financial reporting existed relating to payment security controls and procedures, which weakness did not result in any identified material misstatement, nor any change to previously reported financial results. In addition, management determined that our disclosure controls were ineffective as of September 30, 2023 due to the existence of this material weakness. To remediate this material weakness, we are undertaking efforts that include but are not limited to, (a) enhancing processes and procedures around payment security, (b) verifying changes to vendor information on a timely basis, and (c) using alternate channels to verify changes to vendor payment information. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that controls are operating effectively. We can give no assurance that this implementation will remediate this material weakness in our internal control or that material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future.

If we are unable to remediate this material weakness, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations and investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
(a) Resignation and Reappointment of a Director. Consistent with the certificate of incorporation and amended and restated bylaws of the Company, and in order to achieve a more equal balance of membership among the three classes of members of the board of directors of the Company, the board has determined that one of the Class III directors with a term expiring at the 2024 Annual Meeting of Stockholders should move to Class II with a term expiring at the 2026 Annual Meeting of Stockholders. Accordingly, on November 6, 2023, Thomas J. Errico, M.D., resigned as a Class III director with a term expiring at the 2024 Annual Meeting of Stockholders, and was immediately reappointed to the board as a Class II director with a term expiring at the 2026 Annual Meeting of Stockholders. The resignation and reappointment of Dr. Errico was effected solely to create a more equal balancing of the board classes and was not due to any disagreement with the Company, the board or the management of the Company. For all other purposes, including equity award vesting and other compensation matters, Dr. Errico’s service on the board of directors is deemed to have continued uninterrupted. Dr. Errico will continue to serve on the Company’s Compensation and Nominating and Governance Committees, and he will continue as the Chair of the Nominating and Governance Committee.

(b) Not applicable.

(c) Trading Plans

During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the Securities and Exchange Commission).

Item 6. EXHIBITS

Exhibit Number	Description
10.1**	electroCore, Inc. Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Incorporated by reference to the Company's Current Report on Form S-1 as filed with the Commission on August 24, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 8, 2023	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

