Form 10-K
period 2023-12-31
electroCore, Inc.
filed 2024-03-13
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38538

electroCore, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	20-3454976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Forge Way, Suite 205, Rockaway, NJ	07866
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 290-0097

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	ECOR	Nasdaq Capital Market

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

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Stock Market on June 30, 2023 was $22,358,200.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2024 was 6,002,628.

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
•	We will be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.
•	We recently launched new cash pay initiatives, including our gConcierge and gCDirect programs, as well as our direct-to-consumer business channel and patients, providers or consumers may be slow to adopt these programs or their pricing which could adversely impact our business and financial results.
•	We have a limited history commercializing our nVNS platform technology, including through direct-to-consumer channels, and commercial success is uncertain.
•	We have a limited history commercializing our general wellness and human performance products in the United States for which market acceptance and commercial success are uncertain.
•	We intend to launch our next generation app-enabled consumer wellness product under the brand Truvaga, and there can be no assurance that the new product will be well received or adopted, which may impact our financial results.
•	Our next generation app-enabled consumer wellness product may require modifications and improvements, which may cause added expense and impact our financial results.
•	We generate sales of TAC-STIM branded products through active-duty military and budgetary cuts or government strikes could negatively impact our financial results.
•	We have a history of significant losses. If we do not achieve and sustain profitability, our financial condition could suffer. Our failure to become and remain profitable could negatively impact the results of our operations and your investment.
•	We derive a material portion of our revenue pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, as well as open market sales to individual facilities within the government channels. While we have submitted a follow-up offer application to replace our FSS contract expiring June 14, 2024, there can be no assurance our application will be accepted which could adversely impact our business, results of operations, and financial condition.
•	We derive a material portion of our revenue from a limited number of customers, and the loss of one or more of these customers could adversely impact our business, results of operations, and financial condition.
•

Our potential revenue in the United Kingdom is substantially dependent on government funding arrangements and changes in governmental policy for such arrangements could cause material harm to our business.

•	We must demonstrate to patients, physicians and third-party payers the medical and economic benefits of our prescription gammaCore therapy compared to those of our competitors or other available therapies and such comparisons may not be realizable.

•	Our operating results may vary significantly from quarter to quarter because of seasonality, bulk orders, shipments to distributors or otherwise.
•	If we fail to develop and retain an effective sales force, our business could suffer.

•	If our competitors are better able to develop and market primary headache treatments that are safer, more effective, less costly, easier to use, or otherwise more attractive than our prescription gammaCore therapy, our business and business prospects will be adversely impacted.
•	Many of our competitors are large, well-established companies with substantially greater resources than us and have a long history of competing in the migraine or general wellness markets.
•	Our international operations subject us to certain operating and compliance risks, which could adversely impact our results of operations and financial condition.
•	We may not be able to establish or strengthen our brands.
•	If we are unable to retain the independent consultants in our sales force or attract independent consultants, our sales efforts may be adversely impacted.
•	We may be held responsible for certain taxes or assessments and other obligations relating to the activities of our independent consultants, which could harm our financial condition and operating results.
•	Our new app-enabled consumer product relies on third-party vendor for application development and management which puts a significant dependency on the third-party vendor.
•	We have relied upon primary, secondary, and sole source third-party suppliers located in China and elsewhere for components and packaging of our gammaCore products, which suppliers have paused delivery at our request, thereby making us vulnerable to supply shortages, price fluctuations, and an inability to reactivate supply chains if necessary, all of which could harm our business.
•	We have limited experience with the supply chain of the new product we intend to launch, our next generation app-enabled consumer wellness product under the brand Truvaga, and are dependent on third parties for related software development.
•	Outside the United States, we rely on a single third-party distributor to effectively distribute the majority of our products.
•	The regulatory environment governing information, cybersecurity, and privacy is increasingly demanding and continues to evolve.
•	Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.
•	Failure to protect our information technology infrastructure against cyberattacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.
•	Our business is subject to extensive governmental regulation that makes it expensive and time consuming for us to bring our prescription gammaCore therapy and our general wellness products, Truvaga and TAC-STIM to market in the United States and to expand the use of our prescription gammaCore therapy to additional therapeutic indications, and to expand the reach of our general wellness initiatives.
•	If we fail to maintain regulatory approvals and clearances, or are unable to obtain, or experience significant delays in obtaining FDA clearances, approvals or CE Certificates of Conformity for our future products or product enhancements, our ability to commercially distribute, market, and sell these products could suffer, and, if our general wellness products no longer fall under the scope of applicable FDA guidance, such products may be subject to additional and more comprehensive regulation and/or greater regulatory uncertainty, affecting our ability to commercially distribute, market, and sell such products in the ordinary course of business.
•	We are currently subject to securities class action lawsuits against us, which could result in adverse outcomes.
•	We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
•	Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
•	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Trademarks and Tradenames

The electroCore, gammaCore, Truvaga, TAC-STIM names, logos, and other trademarks of electroCore, Inc. appearing in this Annual Report on Form 10-K are the property of electroCore, Inc. All other trademarks, service marks and trade names in this Annual Report on Form 10-K are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Our Business

An Overview

We are a commercial stage bioelectronic medicine and general wellness company dedicated to improving health and quality of life through our proprietary non-invasive vagus nerve stimulation (“nVNS”) technology platform.

nVNS modulates neurotransmitters through its effects on both the peripheral and central nervous systems. Our nVNS treatment is delivered through a proprietary high-frequency burst waveform that safely and comfortably passes through the skin and stimulates therapeutically relevant fibers in the vagus nerve. Various scientific publications suggest that nVNS works through a variety of mechanistic pathways including the modulation of neurotransmitters.

Historically, vagus nerve stimulation or VNS, required an invasive surgical procedure to implant a costly medical device. This generally limited VNS from being used by anyone other than the most severe patients. Our non-invasive medical devices and general wellness products are self-administered and intended for regular or intermittent use over many years.

Our capabilities include product development, regulatory affairs and compliance, sales and marketing, product testing, assembly, fulfillment, and customer support. We derive revenues from the sale of products in the United States and select overseas markets. We have two principal product categories:

•	Handheld, personal use medical devices for the management and treatment of certain medical conditions such as primary headache; and
•	Handheld, personal use consumer products utilizing nVNS technology to promote general wellness and human performance.

We believe our nVNS products may be used in the future to effectively treat additional medical conditions.

Primary Marketed Products and Business Strategy

Our goal is to be a leader in non-invasive neuromodulation by using our proprietary nVNS platform technology to deliver better health. To achieve this, we offer multiple propositions:

•	Prescription gammaCore for the treatment of certain medical conditions such as primary headache;
•	Truvaga for the support of general health and wellbeing; and
•	TAC-STIM for human performance.

Our flagship gammaCore Sapphire, is a prescription medical device that is FDA cleared for a variety of primary headache conditions. gammaCore is available by prescription only and Sapphire is a portable, reusable, rechargeable and reloadable personal use option for patients to use at home or on the go. Prescriptions are written by a health care provider and dispensed from a specialty pharmacy, through the patient’s healthcare system, or shipped directly to certain patients in the United States directly from our facility in Rockaway, NJ. After the initial prescription is filled, access to additional therapy can be refilled for certain of our gammaCore products through the input of a prescription-only authorization.

Truvaga is a personal use consumer electronics general wellness product that does not require a prescription and is available direct-to-consumer from electroCore at www.truvaga.com. TAC-STIM is a form of nVNS for human performance and has been developed in collaboration with the United States Department of Defense Biotech Optimized for Operational Solutions and Tactics, or BOOST program. TAC-STIM products are available as a Commercial Off the Shelf (COtS) solution to professional organizations and are the subject of ongoing research and evaluation within the United States Air Force Special Operations Command, the United States Army Special Operations Command and at the United States Air Force Research Laboratory.

Truvaga and TAC-STIM are intended for general wellness in compliance with the FDA guidance document entitled “General Wellness: Policy for Low-Risk Devices; Guidance for Industry and FDA Staff, issued on September 27, 2019.” Truvaga and TAC-STIM products are not intended to diagnose, treat, cure, or prevent any disease or medical condition.

Our two largest customers by revenue are the United States Department of Veterans Affairs and United States Department of Defense, or VA/DoD, and the United Kingdom National Health Service or NHS utilizing our FDA cleared and CE marked product, gammaCore.

The United States Department of Veteran Affairs comprised 60.1% of our revenue during the year ended December 31, 2023. The majority of our 2023 sales were made pursuant to our qualifying contract under the Federal Supply Schedule or FSS, which was secured by us in December 2018, as well as open market sales to individual facilities within the government channels. The initial term of our FSS contract was scheduled to expire on January 15, 2024. On January 5, 2024, we obtained a modification to the initial contract, temporarily extending the term from January 15, 2024, to March 14, 2024, and subsequently extended the term to June 14, 2024, while the U.S. Department of Veteran Affairs VA Federal Supply Schedule Service reviews our follow-on offer application for a replacement contract. Although we continue to work with the appropriate government personnel to replace our FSS contract, there can be no assurance that the VA/DoD will accept our follow-on application to replace our contract which may limit or eliminate our ability to sell certain gammaCore products into the government channel pursuant to our qualifying FSS contract or individual facilities that utilize our FSS contract number for open market purchases..

Between November 2023 and January 2024, certain gammaCore products were added to the Federal Supply Schedule (FSS), the DoD’s Distribution and Pricing Agreement (DAPA), GSA Advantage, and Defense Logistics Agency’s ECAT system procurement portals through the Lovell Government Services (“Lovell”) contract vehicles. We expect that a portion of our 2024 U.S. sales of gammaCore will be made pursuant to qualifying FSS, GSA, DAPA, ECAT contracts and open market sales to individual VA facilities. Our sales function in this channel is comprised of employees and an increasing number of independent contractors.

Sales under the UK MedTech Funding Mandate, or MTFM, for cluster headache (CH) in the UK comprised 7.5% of our revenue during the year ended December 31, 2023. In 2024, we plan on continued expansion under this program. In 2023, NHS granted a two-year extension in which our prescription gammaCore therapy will continue to be listed in the NHS catalogue. This extension is through March 17, 2026, with an option for us to extend an additional two years. In 2024, we expect the National Institute for Health and Care Excellence, or NICE, to review the guidance document and any changes in recommendation or pricing may adversely impact our ability to work with NHS, England on the MTFM program and could have an adverse impact on our financial results. We continue to utilize distribution partners to commercialize our nVNS technology in selected territories outside the United States and United Kingdom.

Primary Headache Market and Competition for our gammaCore Products’

In the United States, 39 million patients are affected by migraine, with more than 28 million being adult women. Approximately 8 million Americans are seeing a professional about headache and approximately 2.5 million Americans have a prescription for migraine therapy. Migraine attacks can be extremely disabling and more than 90% of migraine sufferers are unable to work or function normally while experiencing migraine. According to an analysis in The American Journal of Managed Care, the annual economic burden of migraine in the United States is approximately $78 billion. Further, it is estimated that the annual total direct and indirect costs of all migraine-related health services are between $8,500 and $9,500 for an individual patient with chronic migraine. In the United States and EU, research has found that the age of first diagnosis of migraine peaks in the early-to-mid teens and the disease continues to persist throughout adulthood for many of these sufferers, demonstrating that it is often a disorder of long duration.

The market for the treatment and prevention of migraine is highly competitive with most migraine patients managing their conditions with over-the-counter therapies. The prescription triptan drug class is the generally considered first line therapy for the acute treatment of migraine. There are many additional pharmaceutical approaches currently marketed and under development by third parties. In particular, injectables such as Botulinum toxin (Botox) and calcitonin gene-related peptides antagonists or CGRPs have gained significant adoption and market share, with oral CGRPs gaining more market share.

There are several neuromodulation devices that have been marketed for the treatment of migraine, including CEFALY (sold by CEFALY Technologies sprl) Nerivio (sold by Theranica Bioelectronics), and Savi Dual (sold by eNeura, Inc.) as well as other neuromodulation devices that may be marketed for use in treating pain associated with primary headache. Cefaly has been granted OTC clearance allowing its product to be sold without a prescription and the impact of this clearance on the competitive landscape remains to be seen.

The estimated prevalence of CH (Cluster Headache) in the United States ranges from 0.1% to 0.2% of the total population, with an estimated 400,000 patients. CH is a condition in which patients experience extremely painful headache. CH predominantly affects males in their prime earning ages of 20 to 50, and the attacks of pain occur in bouts, known as cluster periods, during which attacks are experienced at a frequency ranging from every other day to as often as eight times per day.

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

Our prescription gammaCore therapy competes with numerous existing therapies from many different sources, including pharmaceutical, biotechnology, medical device and other healthcare companies, and therapies that may become available in the future. We believe the key competitive factors affecting the potential success of our therapy are safety, efficacy, side effect profile, convenience, price, the availability of generic drugs and the availability of coverage and reimbursement from government and certain other third-party payers.

Market and Competition for our General Wellness Products

In April 2021, McKinsey & Company estimated the global general wellness market to be more than $1.5 trillion with annual growth of 5-10%, with the US market, spanning health, fitness, appearance, sleep, nutrition, and mindfulness, to be more than $450 billion and growing at greater than 5% annually.

The global stress management treatment market is expected to reach approximately $20 billion by 2024, with the US stress management market size valued at $2.4 billion in 2022 and expected to grow at a compound annual growth rate (CAGR) of 5.3% from 2023 to 2030.

Research and Development

We are developing future iterations of nVNS technology, including the use of our intellectual property around the delivery of smartphone-integrated and smartphone-connected non-invasive therapies. During 2024, we plan on launching our next generation app-enabled consumer device under the Truvaga brand.

We are cooperating with a variety of Investigator Initiated Trials (“IIT”) to evaluate additional indications and/or markets for our products. If successful, we believe these trials will provide marketing support for future expansion of our business to new indications and markets.

Regulatory Clearances

Prescription

gammaCore, which is our prescription only, handheld device intended for regular or intermittent use over many years, is cleared by the FDA for use in the following indications:

•	The acute treatment of pain associated with episodic cluster headache;
•	The acute treatment of pain associated with migraine headache;
•	Adjunctive use for the preventive treatment of cluster headache in adult patients;
•	The preventive treatment of migraine headache in adult patients;
•	The use of gammaCore by adolescent patients (between 12 and 17 years of age); and
•	Treatment of hemicrania continua and paroxysmal hemicrania in adult patients.

The FDA clearances of our prescription gammaCore therapy to treat headache were facilitated by the FDA's creation of a new regulatory category: External Vagus Nerve Stimulator for Headache (21 CFR 882-5892). Based on this category’s description, we anticipate that some additional label expansions may be possible through the pathway under Section 510(k) of the Federal Drug and Cosmetic Act or through de novo classifications relating to uses of External Vagus Nerve Stimulators.

In January 2022, the FDA granted gammaCore Sapphire “Breakthrough Device designation for the treatment of post-traumatic stress disorder or PTSD.” PTSD is a highly prevalent and disabling disorder with limited approved treatment options. The FDA’s Breakthrough Device designation is designed to expedite the development and regulatory review of medical devices that hold the potential for more effective treatment or diagnosis of life-threatening or irreversibly debilitating disease or condition.

We are considering several additional medical indications for our nVNS technology which are being studied in several investigator-initiated trials, or IITs. These indications include, post-traumatic stress disorder, opioid use disorders, symptoms of Parkinson's disease, stroke, concussion, attention, nausea, mood, fatigue and memory retention among others.

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

In 2019, NICE, published a Medical Technology Guidance document recommending the use of gammaCore for CH within NHS of England and Wales. We expect NICE to review the Medical Technology Guidance in 2024. In January 2021, NHS Scotland adopted the NICE recommendation and recommended gammaCore for use in treatment of CH in Scotland.

NHS England awarded gammaCore a place on the Innovation Technology Payment, or ITP, program for treatment of patients with refractory (severe) cluster headache, a reimbursement pathway that opened in April 2019. Effective April 1, 2021, gammaCore was listed on the MTFM Policy. gammaCore is still listed in the policy, which requires commissioners fund the therapy from their existing allocations.

Non-Prescription

Truvaga and TAC-STIM are being marketed in the United States as general wellness and human performance devices pursuant to the FDA guidance document entitled “General Wellness: Policy for Low-Risk Devices; Guidance for Industry and FDA Staff, issued on September 27, 2019.” They are not intended to diagnose, treat, cure, or prevent any disease or medical condition.

Manufacturing

We are the FDA-registered and ISO registered legal manufacturer of our nVNS products. We rely upon third-party contract manufacturers and suppliers, located both within and outside the United States, for substantially all the components of our nVNS products. In order to protect against risk of supply chain disruption, we seek to maintain adequate inventory and have qualified an approved secondary contract manufacturer. Additionally, we retain the internal expertise and capabilities to perform all assembly aspects of our commercial product. These measures include purchasing what we consider to be a sufficient advanced supply of key components to reasonably assure that no component shortages will interrupt our ability to manufacture and deliver our products to patients on a timely basis. All the electronic components used in our products are either high-volume, non-custom commodity components, or alternate components are available. Volumes of internationally sourced components have been increased due to geopolitical tensions that might temporarily have longer lead times. The majority of these components have multiple sources, and the few with single sources have been purchased with sufficient reserves to permit continued production while simple product design modifications can be made. We rely upon certain qualified third parties, from time to time, for engineering, design and validation of new and modified devices.

At our facility in Rockaway, NJ, we inspect inbound component parts to ensure they meet our design and manufacturing specifications prior to assembly. This quality process involves physical inspection and electrical performance testing. After successful completion of this inspection, each unit is then assembled, programmed, and packaged, along with appropriate labeling and accessories.

Intellectual Property

Patents and Patent Applications

As of February 1, 2024, we held more than 215 patents and patent applications, including 135 issued U.S. patents, 39 U.S. patent applications, and 45 international patents and applications. All of our current issued patents are projected to expire between 2026 and 2037.

Copyrights, Trademarks and Trade Secrets

As of February 1, 2024, our trademark portfolio consisted of 12 US trademark registrations, including electroCore, gammaCore, and gammaCore Sapphire, 23 international trademark registrations, and 12 pending US and international trademark applications.

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

Some of the software related to our Truvaga Plus product which we expect to launch in 2024 is licensed from third-parties, and we rely entirely on third-party software developers for the design of the software for this product.

U.S. Food and Drug Administration (FDA) Regulation

Many of our products are medical devices that are subject to extensive regulation by the U.S. FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the regulations promulgated thereunder, as well as by other regulatory bodies in the United States and abroad. The FDA classifies medical devices into one of three classes based on the risks associated with the medical device and the controls deemed necessary to reasonably ensure the device’s safety and effectiveness. Those three classes are:

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

Additionally, the FDA also has a policy, General Wellness: Policy for Low-Risk Devices, regarding general wellness products. Under this policy, the FDA does not intend to examine low risk general wellness products to determine whether they are devices within the meaning of the FDCA or, if they are devices, whether they comply with the relevant regulatory requirements for devices (e.g., establishment registration, pre-market review). The policy defines general wellness products as products that meet the following two factors: (1) are intended for only general wellness use, as defined in the policy, and (2) present a low risk to the safety of users and other persons. We market Truvaga and TAC-STIM as general wellness products pursuant to this policy.

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

PMA Application Process

If a medical device does not qualify for the 510(k)-pre-market notification process and is not eligible for classification as a low or moderate-risk device through the De Novo process, the device is deemed to be Class III and a company must submit a PMA application to seek authorization for its commercial sale. A PMA requires more extensive pre-filing testing than is required in the 510(k) application and is more costly, lengthy and uncertain. The PMA review and approval process can take one to three years or longer, from the time the PMA application is filed with the FDA. Under a PMA, the company must demonstrate to the FDA that the new medical device is safe and effective for its intended purpose. A PMA typically includes extensive pre-clinical and clinical trial data, and information about the device, its design, manufacture, labeling and components. Before approving a PMA, the FDA generally also performs an on-site inspection of manufacturing facilities for the product to ensure compliance with the FDA’s quality system regulation, or QSR.

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

Post-Marketing Compliance Obligations

Regardless of which pre-market pathway a medical device uses to reach the U.S. market, after a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•	the FDA’s QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other good manufacturing practice and quality assurance procedures during all aspects of the manufacturing process (unless a device category is exempt from this requirement by the FDA, such as in the case of many Class I devices);
•	the FDA’s QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other good manufacturing practice and quality assurance procedures during all aspects of the manufacturing process (unless a device category is exempt from this requirement by the FDA, such as in the case of many Class I devices);
•	the FDA’s QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other good manufacturing practice and quality assurance procedures during all aspects of the manufacturing process (unless a device category is exempt from this requirement by the FDA, such as in the case of many Class I devices);
•	correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and device recalls or removals if undertaken to reduce a risk to health by the device or to remedy a violation of the FDA caused by the device that may present a risk to health;
•	post-market surveillance regulations, which apply to Class II or III devices if the FDA has issued a post-market surveillance order and the failure of the device would be reasonably likely to have serious adverse health consequences, the device is expected to have significant use in the pediatric population, the device is intended to be implanted in the human body for more than one year, or the device is intended to be used to support or sustain life and to be used outside a user facility;
•	regular and for-cause inspections by FDA to review a manufacturer’s facility and its compliance with applicable FDA requirements;
•	the FDA’s recall authority, whereby it can ask, or order, device manufacturers to recall from the market a product that is in violation of applicable laws and regulations; and
•	the guidance document entitled “General Wellness: Policy for Low-Risk Devices; Guidance for Industry and FDA Staff, issued on September 27, 2019” under which Truvaga and TAC-STIM are marketed under as general wellness devices.

Our international sales are subject to regulatory requirements in the countries in which our products are sold. The regulatory review process varies from country to country and may in some cases require the submission of clinical data.

In 2014, we received CE Certificate of Conformity in the European Economic Area, or EEA, for our prescription gammaCore therapy to treat primary headache, including migraine, CH, and hemicrania continua, as well as medication overuse headache in adults. The CE Certificate of Conformity was extended to additional indications, including for the treatment or prevention of symptoms of reactive airway disease, which includes asthma, bronchoconstriction, exercise induced bronchospasm, and COPD in adults.

In the EEA and UK, gammaCore must currently comply with the essential requirements laid down in Annex I to Directive 93/42/EEC on the approximation of the laws of the member states relating to medical devices or the EU Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the CE mark to gammaCore, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the essential requirements and obtain the right to affix the CE Mark medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile) where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a notified body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the notified body would audit and examine the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The notified body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This CE Certificate of Conformity entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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

Human Capital Resources

As of February 1, 2024, we employed 68 full-time employees in the US and abroad. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our Internet website address is www.electrocore.com. We also maintain websites at www.gammacore.com, www.gammacore.co.uk, www.truvaga.com, and www.tac-stim.com. The content reflected on our websites are not incorporated by reference herein unless expressly noted.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and proxy statements, and all amendments thereto, are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the SEC. The public may read and copy any materials that we file with the SEC electronically through the SEC website (www.sec.gov). The information contained on the SEC’s website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K. Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, board committee charters, Code of Conduct and other information. A copy of the Code of Conduct may be provided to any person without charge upon written request to: electroCore, Inc., Attn: Corporate Secretary, 200 Forge Way, Suite 205, Rockaway, NJ 07866. The content reflected on any website reflected in this Form 10-K is not incorporated by reference herein unless expressly noted.

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
Our operations have consumed substantial amounts of cash since inception, and we anticipate this continuing for at least the next 12 months from the date the financial statements included in this Annual Report are made available as we continue seeking to invest in our business. We believe that our growth will depend, in part, on our ability to fund our commercial efforts for our nVNS platform technology, and to opportunistically pursue research and development activities for additional indications for our gammaCore therapy. If our revenue continues to grow, it is likely we will have increased working capital needs in connection with increased inventory purchases and accounts receivable. Our ability to collect our accounts receivable on a timely basis is dependent on the intent and ability of our customers to pay on a timely basis. There is no assurance that we will have sufficient cash flow and liquidity to fund our planned activities. As a result, we will need to seek additional funds in the future or curtail or forgo some or all of such activities. If we seek to and are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities, and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. There is no assurance that we will generate sufficient funds through our operating results or financing activity thereby raising substantial doubt about our ability to continue as a going concern within one year of the date the financial statements included in this Annual Report. Changes, including those relating to the payor and competitive landscape, our commercialization strategy, our development activities, and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly. Our future capital requirements will depend on many factors, including:
•	the outcome, timing of, and costs involved with negotiating, obtaining, maintaining, and enhancing payor coverage;
•	the outcome, timing of, and costs involved with our plan to potentially expand our direct-to-consumer, cash-pay business channel;
•	the scope and timing of our investment in our U.S. and UK commercial infrastructure and sales force;
•	the costs of commercialization activities including sales, marketing, manufacturing and distribution;
•	the costs incurred in defending against pending securities class-action litigations and other potential litigation, as well as the costs of any potential judgements or settlements;
•	the degree and rate of payor, physician, patient, and market acceptance of our prescription gammaCore therapy;
•	the degree and rate of consumer adoption of our non-prescription, general wellness product offerings;
•	the outcome, timing of, and costs involved in, seeking and obtaining clearances or approvals from the FDA and other regulatory authorities, including the potential for the FDA and other regulatory authorities to require that we perform more studies, clinical trials, or tests on our prescription gammaCore therapy than we currently expect;
•	the research and development activities we may undertake to expand our headache indications and enhancements to our prescription gammaCore therapy;
•	the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;
•	the need for us and third parties, including payors and service providers, to potentially implement new or revised policies, infrastructure, and internal systems;
•	the lead times, order quantities, and payment terms needed to purchase inventory;
•	our ability to collect accounts receivable on a timely basis;
•	our ability to hire additional personnel to support our various functions and operations; and
•	the emergence and acceptance of competing therapies or other adverse market developments.
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

In addition, our auditors report for our 2023 financial statements contains a statement concerning our ability to continue as a “going concern”. Our lack of sufficient liquidity could make it more difficult for us to secure additional financing terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our stock price generally. Our ability to continue our operations depends upon, among other things, our ability to increase revenue, reduce operating expenses, and obtain additional funding through the sale of equity and/or debt securities, debt financing, strategic transactions, or otherwise. However, there are significant risks and uncertainties as to our ability to achieve these goals or to obtain required funding on commercially reasonable terms or at all, including as a result of the potential adverse impact on our business from macro-economic conditions. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and ultimately potentially cease operations.

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

We recently launched new cash pay initiatives, including our gConcierge and gCDirect programs, as well as our direct-to-consumer business channel and patients, providers or consumers may be slow to adopt these programs or their pricing which could adversely impact our business and financial results.

We currently have a cash-pay business channel for our prescription gConcierge and gCDirect programs and direct-to-consumer business channel through our ecommerce websites. We intend to expand our direct-to-consumer business channel by continuing to increase our advertising and promotional activities in 2024. This will require significant investment and expansion of our sales and marketing capabilities and further development by us relating to this business channel. We have limited experience with scaling and commercializing a direct-to-consumer cash-pay business channel in the United States and abroad, which may impact our ability to rely on this channel as a positive source of revenue. If we are unsuccessful in executing our commercialization efforts in our direct-to consumer business channel and do not achieve the sales levels that we reasonably anticipate to materialize in light of current planning and forecasting, we will be unable to recover the investments described above. Additionally, there is a risk that potentially lower pricing of our therapy in the direct-to-consumer cash-pay business channel could lead to lower pricing and reimbursement in our legacy business channels and, therefore, this risk could have an adverse impact on our financial position and results of operations as well as heighten our need to obtain additional financial capital to support our business projects.

If third-party payors do not provide adequate coverage and reimbursement for the use of gammaCore, it may affect our ability to generate significant revenues.

Some of our success in marketing and commercializing gammaCore depends, and will continue to depend, on whether U.S. and international government health administrative authorities, private health insurers, and other payor organizations provide adequate coverage and reimbursement for the cost of our products. Many third-party payors do not currently cover nVNS for any indications other than epilepsy because they have determined all other nVNS modalities to be investigational or experimental. If physicians or insurers do not find our clinical data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for gammaCore. We cannot provide assurance that data we or others may generate in the future will be consistent with data observed in our existing clinical studies, and we cannot provide similar assurance that our current or future published clinical evidence will be sufficient to obtain adequate coverage and reimbursement for gammaCore. Moreover, if we cannot obtain adequate coverage for and reimbursement of the cost of gammaCore, we cannot provide assurance that patients will be willing to incur the full cost of our prescription gammaCore therapy. Access to adequate coverage and reimbursement by third-party payors for our prescription gammaCore therapy or the willingness of patients to bear the entire cost of our therapy is essential in the acceptance of our gammaCore by physicians, patients, and other customers for our therapy.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for our prescription gammaCore therapy exists among third-party payors. Therefore, coverage and reimbursement for our prescription gammaCore therapy can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our prescription gammaCore therapy to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures.

In most markets, there are private insurance systems and government-managed systems. If sufficient and timely coverage and reimbursement are not available for our current or future gammaCore products, or if reimbursement rates change, in either the United States or internationally, the demand for our gammaCore product and our revenues would be adversely affected.

We have a limited history commercializing our nVNS platform technology, including through direct-to-consumer channels, and commercial success is uncertain.

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

We have a limited history commercializing our general wellness and human performance products in the United States for which market acceptance and commercial success are uncertain.

As a small company with a limited history of selling our general wellness and human performance products, we have limited experience engaging in commercial activities and limited established relationships and experience with direct-to-consumer channels and third-party suppliers on whom we depend for the manufacture of our product components. In addition, as a general matter, we may fail to adapt our existing or future technology to patient and customer requirements or emerging treatment standards in our relevant geographic and product markets. New industry standards for the development, manufacture, and marketing of medical devices and general wellness products may evolve in separate ways, and we may not be able to conform to the changes, meet new standards in a timely fashion, or maintain a competitive position in our target marketplace. Moreover, if we face material delays in introducing our products and new technology, we may fail to attract new customers in part due to diminished brand awareness and ineffective implementation of marketing and promotion strategy. Specifically, we may be unable to successfully commercialize our general wellness and human performance products in the United States for a number of reasons, including:

•	established competitors with relatively more mature relationships with their customers and third-party suppliers;

•	limitations in our ability to demonstrate differentiation and advantages of our product compared to similar, competing products and the relative safety, efficacy and ease of use of our product;

•	the limited brand awareness of our Truvaga and TAC-STIM brands, which are our two recently launched non-prescription, general wellness and human performance products;

•	the limited size of our marketing budget to assess and increase customer demand levels;

•	the inability to obtain sufficient supply of the product components for our wellness products from our primary and secondary manufacturers and suppliers;

•	insufficient financial or other resources to support our commercialization efforts necessary to realize profitability; and

•	the introduction, and market acceptance, of new, relatively more effective, or less expensive, competing products and technologies.
We intend to launch our next generation app-enabled consumer wellness product under the brand Truvaga and there can be no assurance that the new product will be well received or adopted, which may impact our financial results.

Our next generation app-enabled consumer wellness product has a new form factor and will be operated by a companion application. We have limited experience in launching app-enabled devices which is important to our direct-to-consumer initiatives. We may be unable to gain broader market acceptance for our new next generation app-enabled consumer wellness product in our direct-to-consumer channels in the United States or abroad, for a number of reasons, including:

•	established competitors with strong relationships with customers, including ecommerce and app-enabled devices, systems, marketing agencies and a critical mass of existing patients;

•	limitations in our ability to demonstrate differentiation and advantages of our product compared to our own products and competing products and the relative safety, efficacy and ease of use of our product;

•	the limited size of our marketing team and the learning curve required to gain experience selling our product direct-to-consumer;

•	limited brand awareness;

•	insufficient financial or other resources to support our commercialization efforts necessary to reach profitability; and

•	the introduction and market acceptance of new, more effective or less expensive competing products and technologies in relevant geographic and product markets.

Our next generation app-enabled consumer wellness product may require modifications and improvements, which may cause added expense and negatively impact our financial results.

If our next generation app-enabled consumer wellness product is not well received, we may need to make modifications or improvements including software updates, which may require additional research and development expense, or stop selling the new device all together which would negatively impact our financial results. Undiscovered vulnerabilities in our app-enabled wellness product could expose us or consumers to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases, or use competing products. In addition, to the extent a competitor were to develop app-software that competes with ours, customers may choose not to purchase our wellness product.

We generate sales of TAC-STIM branded products to active-duty military and accordingly, military budgetary cuts or government strikes could negatively impact our financial results.

We recently launched our TAC-STIM branded products for human performance within the active-duty military channel. Funding for purchases of TAC-STIM product is subject to governmental budgetary decisions and any spending cuts may negatively impact the timing or amounts of sales to these customers, which could result in lost sales and harm our business and operation results.

We have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

Implementation of our growth strategy for our gammaCore and human performance and general wellness products may require greater overall planned capital expenditures, and we cannot guarantee that any such increased expenditures will bring forth corresponding, offsetting revenue growth. Because we have a relatively limited history operating our business at its current and evolving scale, it is difficult for us to evaluate our present and future business prospects, including our ability to plan for, and model, future growth scenarios. Our limited operating experience at this scale, combined with the rapidly evolving customer demand and other market structure properties of the health and general wellness geographic and product markets in which we operate and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. In particular, our ability to accurately forecast customer demand could be affected by myriad factors, including, without limitation, changes in customer demand levels for our products, changes in demand levels for the products of our competitors, the relative pace of acceptance of personalized health and general wellness recommendations, unanticipated weakening of various macroeconomic conditions, and capricious shifts in consumer confidence in future macroeconomic stability and/or the public capital markets. Failure to manage our future growth plans effectively could have an adverse effect on our financial condition and operating results.

Any significant disruption to our ecommerce business could result in lost sales.

We recently launched new cash pay initiatives for our Truvaga consumer product and prescription gammaCore therapy, including our ecommerce websites in both the United States and United Kingdom. Online sales are subject to a number of risks. System interruptions or delays could cause potential patients to fail to purchase our products, harming our brands. Operating our direct-to-consumer ecommerce business depends on our ability to maintain the efficient and uninterrupted administration of online prescription generation, order-taking, and fulfillment activities. Our ecommerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, denial of service attacks, computer hackers, data privacy breaches, and other disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency and efficacy of our systems, system interruptions or delays could occur that would adversely affect our operating results.

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

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future while we operate our sales and marketing infrastructure, endeavor to increase acceptance of our prescription gammaCore therapy and develop our human performance and general wellness product line in relevant markets, fund our various research and development activities, and obtain regulatory clearance or approval for other products or indications in the United States and internationally. We have never been profitable and have incurred net losses in each year since our inception.

We incurred net losses of $18.8 million and $22.2 million for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, our accumulated deficit was $165.2 million. Our prior losses, combined with expected future losses, have had, and will continue to have for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital.

To become and remain profitable, we must successfully commercialize our nVNS platform technology and identify promising areas of adoption with significant potential in terms of marketability, brand awareness, and product distinguishability, among other business considerations. This will require us to be successful in a range of challenging activities, which may include obtaining adequate coverage and reimbursement from payors; marketing and selling any current and future product candidates for which we may obtain appropriate marketing clearance, approval or authorization; developing commercial-scale manufacturing processes; managing various risks associated with the design, manufacture, marketing, and sale of human performance, general wellness product offerings, including compliance risk stemming from inadequate monitoring and analysis of applicable FDA and other relevant guidance as well as applicable consumer protection laws, rules, and regulations, ineffective initial and periodic assessment of claims and intended uses of such offerings, and inadequate government affairs, regulatory change management, or other corporate compliance functions that typically identify and remediate nonconformance with administrative law requirements, whether U.S. federal, state, or otherwise, and execute regulatory compliance processes more broadly; completing future clinical trials of gammaCore for additional therapeutic indications; obtaining additional marketing clearance, approval, or authorization from applicable regulatory authorities; militating against risk in, and enhancing the measures of cost efficiency in, our manufacturing; satisfying any post-marketing requirements; and developing the marketing and promotional expertise necessary to succeed in an integrative, well-funded direct-to-consumer approach through the sale of our general wellness and human performance product offerings. Because of the numerous risks and uncertainties associated with our commercialization efforts as well as our research and clinical development activities, we are unable to predict the timing or amount of increased expenses, or when, if ever, we will be able to achieve or maintain profitability. We expect to continue to incur substantial net losses and negative cash flows from operations as we commercialize our nVNS platform technology. We intend to continue to make targeted investments in building our U.S. and UK commercial infrastructure.

If we fail to become profitable or are unable to sustain profitability, then, we may be unable to continue our operations at planned levels and may be forced to further reduce, or ultimately terminate, our operations. As of December 31, 2023, we had cash, cash equivalents and restricted cash of $10.6 million. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and ultimately and potentially cease operations. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development and marketing efforts, and expand our business or continue our operations. Accordingly, a decline in the market value of our company could cause you to lose all or part of your investment.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, bank failures, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the global capital markets. Similarly, the current Russia-Ukraine war,  and other conflicts including military activities in the Red Sea and Persian Gulf as well as those relating to the Gaza Strip and Israel, may exacerbate volatility in the global capital markets or disrupt the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including personnel costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Future acquisitions, strategic investments, or alliances could disrupt our business and harm our business, financial condition, and operating results.

We may in the future explore potential acquisitions of companies and technologies, strategic investments, or alliances to strengthen our business. Acquisitions involve numerous risks, any of which could harm our business, including:

•	regulatory hurdles;
•	anticipated benefits may not materialize;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	various challenges with regard to the acquired company’s products and technology in the existing internal corporate and customer facing systems or processes;
•	integration of the acquired company’s accounting, management information, human resources, and other administrative systems or processes;
•	the need to implement or improve controls, procedures, and policies in a preexisting business organization that, prior to the acquisition, may have lacked effective controls, procedures, and policies;
•	coordination of product development and sales and marketing functions;
•	liability for activities of the acquired company before the acquisition, including relating to privacy and data security, patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•	litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or third parties.

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
18

Risks Related to Our Business

Regulatory requirements and changes to payors’ prescription benefit plans and medical pathway plans could adversely impact our business and financial results.

Applicable Medicare Part D regulations and federal and state laws will impose additional requirements on us upon execution of our commercialization strategy. Our commercialization strategy, including our planned reimbursement approach with respect to our prescription gammaCore therapy, is likely to subject us to additional audit oversight requirements, and if material contractual or regulatory non-compliance were to be identified, applicable sanctions and/or monetary penalties may be imposed, which could have an adverse effect on our financial position, results of operations, or cash flows.

In time, changes in payor prescription benefit plans or medical pathway plans could have the effect of rendering existing pharmacy benefit plans or medical pathway plans less valuable to beneficiaries and reduce the total market for our prescription gammaCore therapy. In addition, some payors could decide to discontinue providing full or partial coverage to their members for our prescription gammaCore therapy, which could have an adverse effect on our financial position, results of operations, or cash flows.

Our commercialization strategy of gammaCore may expose us to increased billing, cash application, and credit risks.

Our commercialization strategy may involve funding for our prescription gammaCore therapy through medical benefit coverage, the majority of which is provided by private insurers, as well as reimbursement by government agencies. Such claims are generally for very high-priced medicines, and collection of payments from insurance companies, patients, and other payors generally takes substantially longer than for those claims administered through a pharmacy benefit manager. Because of the high cost of these claims, complex billing requirements, and the nature of the medical benefit coverage determination process, these accounts receivable are characterized by higher risk in collecting the full amounts due and applying the associated payments. In addition, possible sales in our EUA business channel to hospitals may involve higher credit risks than sales to other payors.

Revenues from the sale of our prescription gammaCore therapy partially depend on the continued availability of reimbursement by government and private insurance plans. The government’s Medicare regulations are complex, and, as a result, the billing and collection process is time-consuming and typically involves the submission of claims to multiple payors whose payment of claims may be contingent upon the payment of another payor. Because of the coordination with multiple payors, and the complexity in determining reimbursable amounts, these accounts receivable have higher risk in collecting the full amounts due and applying the associated payments.

Our prescription gammaCore therapy commercialization strategy may require premium payments from members for the ongoing benefit as well as amounts due from insurers and government-sponsored or national health insurance programs. As a result of the demographics of the consumers covered under these programs, and the complexity of the calculations as well as the potential magnitude and timing of settlement for amounts due from insurers and government-sponsored or national health insurance programs, these accounts receivable may be subject to billing and realization risk.

We expect a portion of our 2024 sales will be made pursuant to the distribution agreement with Lovell Government Services (“Lovell”) and their contract vehicles. As a result of this relationship an increasing portion of gammaCore therapy sales in the government channel will be processed through Lovell and payment made to us by Lovell according to the terms of the Lovell distribution agreement. Additionally, we may be subject to increased credit risk associated with state and local government agencies experiencing increased fiscal challenges. As a result of the aforementioned risks, our commercialization strategy, even if successful, may involve the incurrence of bad debt expenses potentially impacting our results of operations and liquidity. Any payment delays or disputes in our relationship with Lovell could have an adverse effect on our results of operations and financial condition.

Third-party payors have been resistant to cover gammaCore through pharmacy benefit plans, which has hindered our commercialization strategy and required changes to our existing business that could delay and negatively impact our ability to generate revenue.

In the United States, our initial strategy to obtain reimbursement for gammaCore under payors’ pharmacy benefit has not achieved adequate coverage and reimbursement. To obtain coverage and reimbursement from Medicare and any other third-party payor that will not cover gammaCore under a pharmacy benefit, we are seeking coverage and reimbursement as a medical device or item of durable medical equipment. While this would provide coverage for the therapy under a patient’s medical insurance, patients may be unwilling to pay out of pocket for deductibles and co-pays for the therapy. Any determination by commercial payors to provide coverage for gammaCore through the medical benefit pathway and not through pharmacy benefit pathway will further delay or pose more risks to our commercial plan for prescription gammaCore therapy since additional medical device codes are required, and we may incur additional direct and indirect expenses in assisting patients with their co-pay or other costs emergent from the determination by payors to not cover gammaCore under the pharmacy benefit pathway. Coverage by commercial payors through the medical benefit pathway or other decisions by commercial payors that have the effect of making patients personally responsible for the costs of, or costs associated with, our prescription gammaCore therapy could adversely impact our results of operations and financial condition.

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

We must demonstrate to patients, physicians, and third-party payors the medical and economic benefits of our prescription gammaCore therapy compared to those of our competitors or other available therapies, and such comparisons may not be realizable.

Physicians play a significant role in determining the course of a patient’s treatment and, as a result, the type of product that will be used to treat a patient. As a result, our success depends, in large part, on effectively marketing our prescription gammaCore therapy to physicians. We have received several 510(k) clearances from the FDA for prescription gammaCore therapy; however, such clearances do not necessitate adoption by physicians. In order for our prescription gammaCore therapy to gain widespread adoption, we must successfully demonstrate to physicians the medical and economic benefits of our prescription gammaCore therapy compared to competitors’ products, including (i) BOTOX marketed by Allergan plc, (ii) CGRP receptor agonists marketed by Amgen Inc. (with a co-marketing arrangement with Novartis International AG), Allergan plc, Eli Lilly and Company, Teva Pharmaceutical Industries Ltd., and Pfizer Inc., (iii) lasmiditan, marketed by Eli Lilly, (iv) Vycpti, an intravenous preventive treatment for migraine marketed by H. Lundbeck A/S, and (v) neuromodulation devices that have been marketed for the acute treatment and/or prevention of migraine, including the Cefaly, Nerivio, and Savi Dual devices. We also may face challenges because noninvasive VNS, or nVNS, is relatively new compared to existing traditional treatments for cluster and migraine headaches.

Acceptance of our prescription gammaCore therapy depends on educating patients and physicians as to the distinctive characteristics, perceived benefits, safety, ease of use, and cost-effectiveness of our prescription gammaCore therapy relative to our competitors’ products and communicating to physicians the proper use of our prescription gammaCore therapy. If we are not successful in convincing patients and physicians of the merits of our prescription gammaCore therapy or educating them on the benefits of our prescription gammaCore therapy, they may not seek a prescription or prescribe our prescription gammaCore therapy, and we may be unable to increase our sales, sustain our growth, or achieve profitability. In addition, we believe support of our products by physicians is essential for market acceptance and adoption. If we do not receive support from physicians, or long-term data do not show the benefits of using our prescription gammaCore therapy, patients and physicians may not use it. In such circumstances, our results of operations would be materially and adversely affected.

We must demonstrate to customers the benefits of nVNS platform technology for general wellness and human performance compared to those of our competitors and such comparisons may not be realizable.

Consumer sentiments play a significant, and increasing, role in determining customer adoption of certain general wellness products. In general, our success depends on the continued willingness of consumers to use health and general wellness products and services and to place value in the primacy of scientific evidence in the marketing of general wellness products and services. To be successful, we will need to continue to significantly invest in educating consumers about our products. This need is elevated in the light of the health and general wellness market’s particular characteristics. The market is heavily saturated, and the expected future demand for and market acceptance of innovative products and services in the market is uncertain. While we believe it is reasonable to predict that the overall health and general wellness market will continue to grow, it is difficult to predict the future growth rates, if any, of certain sectors that intersect with comparable and substitution products relevant to our business. As a result, if our market does not further develop, or develops more slowly than expected, or becomes saturated with competitors with greater financial or other resources, or if our products do not achieve sufficient adoption in accordance with present and future business plans, our financial condition, and operating results could be materially and adversely affected. In particular, as stated previously, acceptance of our nVNS platform technology depends on educating patients as to the distinctive characteristics, perceived benefits, safety, ease of use, and cost-effectiveness of our nVNS platform technology relative to our competitors’ products and communicating to customers the proper use of our nVNS products. As a result, our success depends, in large part, on effectively marketing our nVNS platform technology to consumers. For our nVNS platform technology to gain widespread adoption, we must successfully demonstrate to consumers the relative benefits of our nVNS platform technology compared to competitors’ products. We also may face challenges because nVNS is relatively new compared to existing general wellness products across a multitude of price points. Further, the competitive landscape for general wellness products is crowded and continues to rapidly evolve. Therefore, our general wellness business line faces a diverse set of challenges that may have a significant effect on your investment.

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

•	establishing sales and marketing capabilities as well as developing a manufacturing process and distribution network to support the commercialization of any approved products.

We must be able to overcome these challenges in order to successfully develop, commercialize, and manufacture our gammaCore and product candidates.

Our operating results may vary significantly from quarter to quarter because of seasonality, bulk orders, shipments to distributors, or otherwise.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payor acceptance of our prescription gammaCore therapy;

•	patients' acceptance of our nVNS platform technology;

•	customer acceptance of our general wellness and human performance products;

•	the timing and amount of TAC-STIM sales;

•	payor adoption;

•	estimated useful life of products;

•	the timing of when individual payor coverage becomes available;

•	patient and physician product returns;

•	the timing, expense, and results of research and development activities, future clinical trials, and regulatory clearance or approvals;

•	fluctuations in our expenses associated with expanding our commercial operations and operating as a public company;

•	fluctuations in our marketing spend to drive patient purchases;

•	the introduction of new products, therapies, and technologies by competitors;

•	the productivity of our field sales function;

•	supplier, manufacturing, or quality issues with our products;

•	the timing of stocking orders from our distributors;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;

•	timing of working capital requirements;

•	adverse developments in coverage amounts, benefit pathway, or government and third-party payors’ reimbursement policies; and

•	the timing of customer budget cycles.

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

We derive a material portion of our revenue made pursuant to our qualifying contract under the Federal Supply Schedule or FSS, as well as open market sales to individual facilities within the government channels. While we have submitted a follow-on offer application for a new contract, there can be no assurance our application will be accepted which could adversely impact our business, results of operations, and financial condition.

The majority of our 2023 sales were made pursuant to our qualifying contract under the Federal Supply Schedule or FSS, which was secured by us in December 2018, as well as open market sales to individual facilities within the government channels. The initial term of our FSS contract was scheduled to expire on January 15, 2024. On January 5, 2024, we obtained a modification to the initial contract, temporarily extending the term from January 15, 2024, to March 14, 2024, and subsequently extended to June 14, 2024. Although we continue to work with the appropriate government personnel to obtain a follow-on FSS contract, there can be no assurance that the VA/DoD will accept our follow-on application and replace our contract which may limit or eliminate our ability to sell certain gammaCore products into the government channel pursuant to our qualifying FSS contract or individual facilities that utilize our FSS contract number for open market purchases. The delay in contract replacement or loss of our FSS contract altogether could adversely affect our business, results of operations, and financial condition.

In August 2023, we signed a non-exclusive distribution agreement with Lovell Government Services (Lovell) providing Lovell the right to list and distribute certain gammaCore products into the federal market. The gammaCore products offered through Lovell provide government customers with similar product configuration options to those currently sold through our existing FSS contract and open market sales made directly to individual VA/DoD facilities. Between November 2023 and January 2024, certain gammaCore products were added to the FSS, the VA/DoD’s Distribution and Pricing Agreement (DAPA), GSA Advantage, and Defense Logistics Agency’s ECAT system procurement portals through the Lovell contract vehicles, enabling the purchase of gammaCore products within the government channel and throughout the federal markets, including, but not limited to, the VA/DoD. We expect a significant portion of our 2024 sales to continue in the government channel broadly pursuant to our FSS contract if extended and / or through our relationship with Lovell and its qualifying FSS, GSA, DAPA, ECAT contracts for which gammaCore has been added. There can be no assurance that government channel customers will adopt the new ordering process through Lovell and its qualifying FSS, GSA, DAPA, ECAT contracts, which could adversely affect our business, results of operations, and financial condition.

We derive a material portion of our revenue from a limited number of customers, and the loss of one or more of these customers could adversely impact our business, results of operations, and financial condition.

Our customer base is concentrated. During the years ended December 31, 2023 and 2022, revenue from VA/DoD facilities pursuant to the terms and conditions of our qualifying contract under the FSS and open market sales represented 60.1% and 59.3% of our total revenue, respectively. In 2023, eight specific VA/DoD facilities represented approximately 63.8% of our revenue from this channel, and two of those facilities accounted for more than 10% individually. If we were to lose one or more of our significant customers, our revenue may be adversely affected. The loss of one or more of our significant customers could adversely affect our business, results of operations, and financial condition.

We expect an increasing portion of our 2024 sales will be made pursuant to the distribution agreement with Lovell and its contract vehicles, concentrating our customer base even further as revenue generated from the VA/DoD facilities pursuant to the terms and conditions of our qualifying contract under the FSS and open market sales is partially shifted to sales under our agreement with Lovell. Any delay in payments by our customers as well as any disagreement, disagreement or change in relationship status with Lovell or other customers could adversely affect our business, results of operations, and financial condition.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures, and technologies. Accordingly, from time to time, we may consider opportunities to acquire or make investments in businesses or make investments in or license other technologies and products, that may enhance our capabilities, complement our current products, or expand the geographic or product breadth of our markets or customer base.

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

If serious adverse events or other undesirable side effects are identified during the use of our prescription gammaCore therapy in clinical trials or IITs (collectively and unless the context requires otherwise, “clinical trials”), it may adversely affect our development of such product candidates.

Undesirable side effects caused by our prescription gammaCore therapy could cause us or regulatory authorities to interrupt, delay, or halt nonclinical studies and future clinical trials or could make it more difficult for us to enroll patients in clinical trials and could, if injuries occur, result in product liability litigation. If serious adverse events or other undesirable side effects or unexpected characteristics of our prescription gammaCore therapy are observed in investigator-sponsored trials, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidate at all, and the occurrence of these events could have a material adverse effect on our business. Undesirable side effects caused by our prescription gammaCore therapy could also result in the delay or denial of regulatory clearance or approval by the FDA or other regulatory authorities or in more restrictive labels than we desire.

Commercialization of our prescription gammaCore Sapphire therapy for additional conditions may require clinical trials, which are very expensive, take a long time to complete, and are difficult to design and implement and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies, clinical trials, or commercial success.

The risk of failure for our prescription gammaCore therapy in additional treatment areas is high. It is difficult if not impossible to predict when or if any of our product candidates will receive regulatory clearance or approval in additional areas of indication. To obtain the requisite regulatory clearance or approvals to market and sell our prescription gammaCore therapy in additional indications, we must demonstrate through extensive preclinical studies and clinical trials that it is safe and effective in humans for use in each additional target indication. Clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

In addition, the results of preclinical studies and early clinical trials may not be predictive of the results of later-stage preclinical studies or clinical trials. The results generated to date in preclinical studies or clinical trials for our prescription gammaCore therapy in cluster and migraine headaches do not ensure that later preclinical studies or clinical trials will demonstrate similar results in other therapeutic indications, and it should be noted that we did not achieve the primary endpoints in our pivotal trials for cluster and migraine headaches. There can be no assurance that the FDA and other regulatory authorities will be satisfied by data from clinical trials for other treatment indications, even where we believe such data to be compelling. Our prescription gammaCore therapy may fail to show the desired safety and efficacy traits in additional areas of indication in future clinical trials despite having progressed through preclinical and earlier stage clinical trials. Many companies in the pharmaceutical and medical device industries have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have, nonetheless, failed to obtain marketing clearance or approval of their products.

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

Conducting any clinical trial within the United States may subject us to additional costs and drawbacks, which may negatively impact our financial condition and our business. The costs of a foreign clinical trial (or FCT) may be significantly lower than costs of an equivalent trial in the United States, as the materials and location costs of an FCT may be lower than a trial within the United States. Electing to run a clinical trial within the United States may impose significant added financial costs compared to a FCT. Among other factors, the faster recruitment of patients overseas and completion of trials in a FCT may represent considerable cost savings that we would forego in conducting clinical trials within the United States. These and other costs from conducting any clinical trial for our prescription gammaCore therapy instead of a FCT may negatively impact our financial condition and our business. In addition, a FCT may offer other non-financial benefits, such as a larger potential population of qualified patients to participate in clinical trials compared against the potential enrollee population in the United States where clinical trials may compete for a limited number of the same potential patients. These and other foregone benefits of a FCT may negatively impact our financial condition and our business.

If we are unable to enroll patients in future clinical trials, our research and development efforts could be adversely affected.

Identifying and qualifying patients to participate in future clinical trials for our prescription gammaCore therapy in additional areas of indications are critical to our success. Successful and timely completion of future clinical trials will require that we enroll a sufficient number of patients who remain in the study until conclusion. If we are unable to enroll a sufficient number of patients in our future clinical trials, our timelines for recruiting patients, conducting clinical trials, and obtaining regulatory clearance or approval of our prescription gammaCore therapy in additional areas of indication may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology, or termination of clinical trials altogether.

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

Delays in the completion of any clinical trial of our prescription gammaCore therapy will increase our costs, slow down our expansion into additional treatment indications and approval process, and delay or potentially jeopardize our ability to commence product sales and generate future revenue. We have recently reduced resources in research and development which may delay our receipt of regulatory approvals for additional indications. In addition, many of the factors that may lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory clearance or approval of our prescription gammaCore therapy in additional treatment indications.

Clinical trials may be delayed, suspended, or terminated for many reasons, which will increase our expenses and delay the time it takes to develop and expand our prescription gammaCore therapy in additional treatment indications.

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

•	delays relating to adding new clinical trial sites;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	delays in establishing the appropriate dosage levels;

•	the quality of the product candidate falling below acceptable standards;

•	the inability to manufacture sufficient quantities of our prescription gammaCore therapy to commence or complete clinical trials; and

•	exceeding budgeted costs due to difficulty in accurately predicting costs associated with clinical trials.

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

If we experience delays in the commencement or completion of any clinical trial of our product candidates, or if any of our future clinical trials are terminated, the commercial prospects of our prescription gammaCore therapy may be harmed, and our ability to generate revenue from sales may be delayed or materially diminished.

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

We have from time to time previously implemented reductions in force affecting a large portion of our workforce, redeployed resources across our organization, and taken other measures to reduce our operating expenses. These efforts do not assure profitability. Furthermore, no assurance can be given as to the need to implement additional cost reductions in the future. Cost savings may also be offset by future hiring or other costs incurred in pursuing strategic objectives. Reductions in force, strategic redeployment, and other cost-cutting measures could adversely affect morale in our organization and our reputation as an employer, which could lead to the loss of valued employees and could make it more difficult for us to hire new employees in the future, and the reduction of our headcount could adversely affect our operations and make it more difficult for us to pursue new opportunities and initiatives in the future.

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

In the future, we may experience difficulties with manufacturing, quality control, component supply, inventory, distribution, and shortages of qualified personnel, among other problems. These problems could result in delays in availability of our prescription gammaCore therapy or general wellness products and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenue.

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

In order to continue to market and sell our nVNS platform technology, we may in the future need to substantially expand our sales force. There is significant competition for such personnel. Once hired, the training process is lengthy because it requires significant education for new sales personnel to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our territory business managers typically require "lead time" in the field to grow their network of accounts and achieve the productivity levels we expect them to reach. Furthermore, the use of our products often requires or benefits from direct support from us. If we are unable to attract, motivate, develop, and retain a sufficient number of qualified sales personnel, and if our sales personnel do not achieve the productivity levels, we expect them to reach, our revenue will not grow at the rate we expect and, our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories, and, in the past, we have been subject to, and may, in the future, be subject to, allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

We have limited history of commercializing general wellness products within the United States or abroad. We have limited established relationships with stakeholders and experience in direct-to-consumer channels and limited relationships with third-party suppliers on whom we depend for the manufacture of our product components.

If our competitors are better able to develop and market primary headache treatments that are safer, more effective, less costly, easier to use, or otherwise more attractive than our prescription gammaCore therapy, our business and business prospects will be adversely impacted.

The pharmaceutical and medical device industries are highly competitive and subject to rapid innovation and change. Our success depends, in part, upon our ability to establish a competitive position in the cluster and migraine markets by securing broad market acceptance of our prescription gammaCore therapy. We believe that the primary competitive factors in the primary headache markets including those for CH and migraine headache are cost, demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects, and sales force experience and relationships. We face significant competition in the United States and internationally, which we believe will intensify over time. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

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

Many of our competitors are large, well-established companies with substantially greater resources than us and have a long history of competing in the migraine or general wellness markets.

Many of our current and potential primary headache competitors are publicly traded, or are divisions of publicly traded, major pharmaceutical and medical device companies that have substantially greater financial, technical, sales and marketing resources than we do. We will face steep competition from Allergan plc, Amgen Inc., H. Lundbeck A/S, Novartis International AG, Teva Pharmaceutical Industries Ltd., Pfizer Inc., and Eli Lilly and Company, among other established and potential competitors that may be better capitalized and have a history of commercializing products around the world. Also, several neuromodulation devices are approved for the treatment and/or prevention of migraine, including Cefaly, Nerivo, Savi Dual, or any other neuromodulation devices that may be marketed for use in treating pain associated with primary headache. Cefaly has been granted an OTC clearance allowing it to be sold without a prescription, and the impact of this clearance on the competitive landscape remains to be seen. Given the size of the existing and potential market in the United States, we expect that, as we continue our commercial efforts in the United States, our current and future competitors, including any who may compete with us in the direct-to-consumer channel, will take aggressive action to protect their current share of the market.

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

Furthermore, a number of our competitors are currently conducting, or we anticipate will be conducting, clinical trials to demonstrate the results of their headache products. The results of these trials may be equivalent to, or potentially better than, the results of our clinical trials, which could have a material adverse effect on us. The completion of our competitors’ clinical trials with respect to their headache products could negatively impact the perception of us or our prescription gammaCore therapy. In addition, perception by physicians, payors, or patients that a competitor’s product is superior to our prescription gammaCore therapy or offers comparable benefits at a lower cost or lower incidence of undesirable side effects as compared against our prescription gammaCore therapy, among other perception-driven outcomes in the market following competitors’ completion of their clinical trials, could have a material adverse effect on us.

Given our nascent entry into the diverse human performance and general wellness market, we expect that the barriers of entry and competitive effects may be significant factors impacting our success in the research and development, advertising, marketing, promotion, distribution, and sale of our general wellness products, Truvaga and TAC-STIM branded products, respectively. We expect to continue to perform, or engage with consultants to perform, where appropriate, extensive market research and other economic analysis to appropriately understand market participants’ product offerings and contextualize various empirical and conjectural properties of market structure, including pricing patterns, competitive or anticompetitive tendencies, collaborative ventures and synergies, and cross-market product substitutions and other consumer behavior inferences, among other factors. To effectively compete with more established marker participants in the general wellness industry, we may need to expand our product offerings and distribution channels, which, in the interim, could increase our research and development costs and decrease our operating margins, thereby adversely impacting our business, financial condition, and results of operations. Some of the world’s largest technology companies that have not historically operated in the general wellness and/or medical device spaces, such as Alphabet Inc., Amazon.com, Inc., Apple Inc., Samsung Electronics Co., Ltd., and others have notably developed or may in the future develop products and technologies that may compete with our current or future products and technologies. Such companies have substantially greater capital, research and development, and sales resources than we have. Future research or investigative reports or publicity that is perceived as unfavorable or that question certain claims associated with or methods underlying our general wellness products could result in a decline in our revenues. Because of our final dependence on consumer perceptions, adverse publicity associated with illness or other undesirable effects resulting from the use of our products or similar products by competitors, whether or not accurate, could also damage customer confidence in our existing and any future general wellness products and result in a decline in revenues. Adverse publicity could arise even if the unfavorable effects associated with our general wellness products resulted from the user’s failure to use such products appropriately.

We may expend our limited resources to pursue a particular product candidate or disease and fail to capitalize on product candidates or diseases that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus our research programs and product candidates on specific conditions. As a result, we may forego or delay the pursuit of opportunities with other product candidates or other diseases or conditions that may later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific conditions may not yield any commercially viable products.

Our international operations subject us to certain operating and compliance risks, which could adversely impact our results of operations and financial condition.

Sales of prescription gammaCore therapy outside of the United States represent a substantial portion of our net sales. In 2012, commercial operations began in the United Kingdom and Germany, and we now sell our prescription gammaCore therapy in Europe from our UK based subsidiary and via distribution partners. Outside of Europe, we have a network of distribution partners tasked with selling our prescription gammaCore therapy to patients in select global markets. The sale and shipment of our prescription gammaCore therapy across international borders and the purchase of components from international sources subjects us to U.S. and foreign governmental trade and customs regulations and laws.

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

Thus, our international operations create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors because these parties are not always subject to our direct oversight and control. As we increase our international sales and direct greater levels of business and sales toward the public sector, we may engage with business partners and third-party intermediaries to market our products and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. It is therefore our policy to implement safeguards to educate our employees and agents on these legal requirements and discourage improper practices. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, contractors or consultants, partners, sales agents, or distributors may engage in conduct for which we might be held ultimately responsible as principal. Specifically, we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors or consultants, partners, and sales agents, or distributors, even if we do not explicitly authorize such activities. Detecting, investigating, and resolving actual or alleged violations of anti-corruption and other laws can require a significant diversion of time, resources, and attention from our business.

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

We believe that establishing and strengthening the electroCore, gammaCore, Truvaga, and TAC-STIM brands are critical to achieving widespread acceptance of our nVNS platform technology. We believe that brand awareness considerations are particularly significant in light of the highly competitive nature of the burgeoning markets for headache therapies and general wellness products. Promoting and positioning our brand will depend largely on the success of our marketing efforts, our direct-to-consumer initiatives, and our ability to provide physicians, patients, and consumers with a reliable product. Given the established nature of our competitors, our relative lack of commercialization in the United States and our lack of experience in the direct-to-consumer channels, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brands. If we fail to successfully promote, expand, and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote, expand, and maintain our brands, nVNS platform technology may not be accepted by physicians and consumers, which would adversely affect our business, results of operations, and financial condition.

We may face product liability claims that could result in costly litigation and significant liabilities.

Manufacturing and marketing of our nVNS platform technology and clinical testing of our prescription gammaCore therapy may expose us to individual product liability claims, class action lawsuits or actions, and other individual or mass tort claims. Regardless of the merits or eventual outcome, liability claims may result in any of the following:

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

Additionally, damaged or defective products could (i) adversely affect our reputation and our end customers’ willingness to buy products from us, (ii) adversely affect market acceptance or perception of our products, (iii) increase our service costs, (iv) cause us to lose significant end-customers, (v) result in punitive actions from regulatory bodies and (vi) subject us to liability for damages and divert our resources from other tasks, any of which could materially and adversely affect our business, asset valuations, results of operations, and financial condition.

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

If we are unable to retain the independent consultants in our sales force or attract independent consultants, our sales efforts may be adversely impacted.

The independent consultants in our sales force may terminate their services at any time. We have experienced and are likely to continue to experience turnover among independent consultants. The departure for any reason of any of our independent consultants could have a negative impact on our sales and operating results. While we take steps to help train, motivate, and retain independent consultants, we cannot accurately predict the number or sales productivity of our independent consultants.

Our operating results will be harmed if we and the independent consultants in our sales force do not generate sufficient interest in our products to retain such consultants and attract new consultants. The number and sales productivity of the consultants could be harmed by several factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	non-compliance by our independent consultants with applicable legal requirements or our policies and procedures;

•	lack of interest in existing or new products or their failure to achieve desired sales results;
•	lack of a compelling business opportunity sufficient to generate the interest and commitment of new independent consultants;

•	any changes we might make to our independent consultant sales compensation plan;
•	any negative public perception of our company or our products;
•	any negative public perception of our independent consultants;

•	our actions to enforce our policies and procedures;

•	any efforts to sell our products through competitive channels;

•	any regulatory actions or charges against us or others in our industry; and

•	general economic and business conditions.

We may be held responsible for certain taxes or assessments and other obligations relating to the activities of our independent consultants, which could harm our financial condition and operating results.

Our independent consultants are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect or withhold taxes, such as value added taxes or income taxes, and to maintain appropriate records. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent consultants as employees, or that our independent consultants are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, or our independent consultants are deemed to be conducting business in countries outside of the country in which they are authorized to do business, we may be held responsible for social security, income, and other related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results. If our independent consultants were deemed to be employees rather than independent contractors, we may be obligated to pay certain employee benefits, such as workers compensation and unemployment insurance. Further, if our independent consultants are misclassified as employees, we would also face the threat of increased vicarious liability for their actions.

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

We are exposed to the risk that our employees, independent contractors, independent contractor influencers, other content creators, consultants, commercial collaborators, principal investigators, CROs, and vendors may engage in fraudulent conduct or other illegal activity. Possible misconduct by these parties, including intentional, reckless, or negligent conduct or otherwise unauthorized activities, that violates the (1) laws and regulations of the FDA, FTC, and other similar regulatory authorities, including those laws requiring the reporting of true, complete, and accurate information to such authorities, (2) manufacturing standards, (3) federal and state data privacy, security, fraud, and abuse and other healthcare laws and regulations in the United States and abroad, such as the General Data Protection Regulation in the European Union, and (4) laws that require the true, complete, and accurate reporting of financial information or data. In particular, sales, advertising and marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, advertising, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Misconduct by the foregoing parties could also involve the improper use of individually identifiable information, including information obtained in the course of clinical trials, creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of product candidates, which could result in regulatory sanctions and serious harm to our reputation.

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

Social media, including Instagram, Snapchat, TikTok, Facebook, LinkedIn and X, the social media platform formerly known as and Twitter, are increasingly being used to communicate about our products, clinical development programs, and, at present, the conditions our prescription gammaCore therapy is being developed to treat and potential general wellness improvements. We are engaging in what we believe is appropriate social media usage in connection with our commercialization efforts for indications for which our therapy has been approved and for potential general wellness improvements. We intend to do the same for any future indications or products, if approved. Social media practices in the medical device and general wellness industries continue to evolve, and regulations and regulatory guidance relating to such practices are mutable and unclear at times. This evolution creates uncertainty and elevated risk of non-compliance with regulations applicable to our business, which can result in potential regulatory actions against us or potential litigation related to “off-label” marketing or other prohibited activities. For example, for our clinical-stage candidates, patients and consumers may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that study enrollment may be adversely impacted, or we fail to monitor and comply with applicable adverse event reporting obligations, or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any online platform, including a blog on the Internet, or a post on a website, that can be distributed rapidly and could negatively harm our reputation. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our company policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial participants, customers, consumers, and others. Our efforts to promote our products via marketing and social media initiatives may subject us in the future to additional scrutiny of our practices of effective communication of risk information, benefits, or claims, by the FDA, FTC, or both. If any of the aforesaid events were to occur, or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or cause other injury to our business and stockholders.

Risks Related to our Dependence on Third Parties

We have signed a distribution agreement with Lovell to sell certain gammaCore products throughout the government channel through Lovell’s contract vehicles, and we may therefore be dependent on Lovell.

Between November 2023 and January 2024, certain gammaCore products were added to the FSS, the DAPA, GSA Advantage, and Defense Logistics Agency’s ECAT system procurement portals through the Lovell contract vehicles. We expect an increasing portion of our 2024 sales will be made pursuant to the distribution agreement with Lovell and its contract vehicles. Furthermore, we have submitted a follow-on offer application to replace our existing FSS contract which is set to expire on June 14, 2024. If our follow-on offer application for renewal is not accepted, our sales within the government channel will be largely dependent on the Lovell contract vehicles. Any delay in payments by our customers as well as any disagreement disruption or change in the status of the relationship with Lovell or other customers or Lovell’s ability to execute orders could negatively impact our business, results of operations, and financial condition.

We are offering products to government customers through two different contracting vehicles, which may cause confusion for purchasing agents and result in frustration by customers.

Beginning in November 2023, gammaCore products have been available to government customers directly through our existing FSS contract, via open market purchases for individual VA/DoD facilities, and through Lovell. Offering different products at different price points may cause confusion for purchasing agents, which may result in loss or delay of sales to customers. Furthermore, we have submitted a follow-on offer application to replace our existing FSS contract which is set to expire on June 14, 2024. The replacement contract, if granted, will have a different contract number than what was previously used for purchases by customers. Any frustration or confusion by customers associated with gammaCore offerings through multiple procurement contracts or contract identifiers may adversely impact our business, results of operations, and financial condition.

We have signed a distribution agreement with Joerns Healthcare (“Joerns”) to sell certain gammaCore products throughout certain managed healthcare systems through the Joerns contract vehicles which puts a significant dependence on Joerns.

In October 2022, certain gammaCore products were added to the Joerns DME catalog for distribution throughout certain managed care healthcare systems. We expect a portion of our 2024 sales will be made pursuant to the distribution agreement with Joerns and their contract vehicles. Any change in the status of the relationship or Joerns’ ability to execute orders could negatively impact our business.

Our new app-enabled consumer product relies on third-party vendor for application development and management which puts a significant dependency on the third-party vendor.

We intend to launch our next generation app-enabled consumer product under the Truvaga brand in 2024. The customer-facing application was developed by a third-party vendor on their proprietary platform. We depend on our technology vendors to manage “up-time” of the front-end customer-facing application, device connectivity, and back-end administration portals. Any failure on the part of our third-party application developer, or in our ability to transition third-party services effectively, could result in lost sales and harm our business.

The third-party application developer information technology systems, some of which are managed by third parties, and the information technology systems of third parties may be susceptible to damage, disruptions, or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Despite the precautionary measures we and third parties have taken to prevent breakdowns in information technology systems, if these systems are breached or suffer severe damage, disruption, or shutdown, and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer.

We have relied upon primary, secondary, and sole source third-party suppliers located in China and elsewhere for components and packaging of our gammaCore products, which suppliers have paused delivery at our request, thereby making us vulnerable to supply shortages, price fluctuations, and an inability to reactivate supply chains, if necessary, all of which could harm our business.

A number of the critical components used in gammaCore are supplied to us from either a primary, or secondary manufacturer, and multiple suppliers of high-demand consumer electronic components, and in certain cases sole-source, suppliers. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our ability to supply gammaCore commercially depends, in part, on our ability to obtain a supply of these components that has been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have not entered into manufacturing, supply or quality agreements with suppliers of consumer electronic components, some of which supply components critical to our products. Although we believe that long-term agreements with these suppliers are not necessary as all the components in our products are either high-volume, non-custom commodity components or are readily available from multiple vendors, there can be no assurance that our multiple-source or sole-source suppliers will be able to meet our demand for their products and services, either because of the informal nature of our arrangements with those suppliers, or our limited experience with those suppliers, due to our relative importance as a customer to those suppliers, or due to supply chain disruptions that may arise such as those relating to the armed conflict between Russia and Ukraine, trade sanctions, and similar events. It may be difficult for us to assess the ability of our suppliers to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Establishing additional or replacement suppliers for the components or processes used in gammaCore, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such a replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the single-source or sole-source components and materials used in our products, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.

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

We have limited experience with the supply chain of the new product we intend to launch, our next generation app-enabled consumer wellness product under the brand Truvaga, and are dependent on third parties for related software development.

Many of the critical components that will be used in our next generation app-enabled consumer wellness product that we plan to launch under the brand name Truvaga are supplied to us from either a primary, or secondary manufacturer, as well as multiple suppliers of high-demand consumer electronic components, certain of whom are sole-source suppliers. We also have limited experience in selling an app-enabled consumer wellness product, and therefore we may be unable to reliably forecast the demand and inventory requirements for this type of product, which could directly or indirectly have an adverse effect on our business, results of operations and financial condition. In addition, we rely entirely on third-party software developers for the design and development of the software for this next generation product.  If our third-party suppliers fail to deliver the required commercial quantities of materials, or our software developers fail to deliver or the level and quality of services, we require, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers or developers capable of production or development at a substantially equivalent cost in substantially equivalent volumes and quality and on a timely basis, the continued commercialization of this product would be impeded, delayed, limited, or prevented, which could have an adverse effect on our business, results of operations, financial condition and prospects.

Outside the United States, we rely on a single third-party distributor to effectively distribute the majority of our products.

We depend in part on a single third-party distributor for the warehousing and shipment of our products in certain territories in outside the United States. We depend on this distributor’s efforts; however, we are unable to control its efforts completely. This distributor typically performs the same services for a variety of other non-competing products that may limit the resources it dedicates to our prescription gammaCore therapy. If our distributor fails to effectively distribute gammaCore in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offerings require significant time and resources. To develop and expand our distribution, we must continue to scale and improve our processes and procedures that support our distributors. In addition, our ability to recruit distributors and their effectiveness may be adversely affected by the armed conflict between Ukraine and Russia.

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

Our status as a supplier to the federal government subjects us to a wide variety of regulatory compliance, pricing, and contract-based requirements. Failure to comply with these requirements could adversely impact our ability to obtain future federal contracts, which could negatively impact us and our business.

We expect that a portion of our 2024 U.S. sales of gammaCore will be made pursuant to qualifying FSS, GSA, DAPA, and ECAT contracts, and open market sales to individual VA facilities. Our status as a contractor on FSS means that we are obligated to comply with a variety of federal procurement laws, regulations, and contract terms that require commercial price disclosures, commercial-to-federal price indexing, and compliance with various federal programs. Furthermore, as a federal contractor, we are also subject to contractual remedies and potential administrative, civil, and criminal damages and penalties for non-compliance with contract terms, over billing, or misconduct. In addition to the above considerations, we have reason to believe that our prospective sales of human performance and general wellness products to the U.S. Armed Forces could involve various significant compliance requirements as regards applicable laws and regulations and certain contract law covenants and conditions that collectively regulate our affairs in the ordinary course of business as a result of our status as a federal contractor.

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

Effective April 1, 2021, gammaCore Sapphire was included in a new long-term reimbursement policy. The MTFM policy supports the use of NICE-approved, clinically effective and cost-saving medical devices, diagnostics, and digital technologies that will improve patient health. In December 2019, NICE published a Medical Technology Guidance document recommending the use of gammaCore for CH within the NHS. In 2024, we expect NICE to review the guidance document, and any changes in recommendation or pricing may adversely impact our ability to work with NHS England on the MTFM program, which could have an adverse impact on our business in the United Kingdom.

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

If we do not successfully enter into future collaborations for the development, regulatory clearance, and commercialization of our prescription gammaCore therapy in international markets, our business may be harmed.

We may choose to enter into collaboration agreements with third parties with respect to development, regulatory clearance, and commercialization of our prescription gammaCore therapy in international markets. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development, regulatory clearance, or commercialization of our prescription gammaCore therapy. Our ability to generate revenues from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Despite carefully written collaboration agreements, collaborations involving our prescription gammaCore therapy are subject to numerous risks, which may include the following:

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

41

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

The scaling of manufacturing capacity is subject to numerous risks and uncertainties and may lead to variability in product quality or reliability and increased construction timelines and resources required to design, install, and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. In addition, any changes to manufacturing processes may trigger the need for submissions or notifications to, and in some cases advance approval from, the FDA or other regulatory authorities because of the potential impact of changes on previously cleared, approved, and/or authorized devices. Our facilities are subject to inspections by the FDA and corresponding state and international agencies on an ongoing basis, and thus, we must comply with Good Manufacturing Practices, which generally require us to maintain compliant processes, controls, and record keeping, and to comply with FDA Quality System Regulations (or QSR), and applicable state-law requirements. We may be unable to adequately maintain, develop, and expand our manufacturing process and operations or maintain compliance with FDA and state agency requirements, and manufacturing issues could impact our cleared and approved products. If we are unable to manufacture a sufficient supply of our current products or any future products for which we may receive approval or clearance, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand, contractual obligations, and our business will suffer.

In light of the above considerations, we, or our manufacturers, may be unable to successfully sustain, or increase manufacturing capacity in a timely or cost-effective manner, or at all. In addition, quality issues may arise during further scale-up activities. If we, or any of our manufacturers, are unable to successfully sustain, or further scale-up manufacturing in sufficient quality and quantity, the development, testing, and clinical trials, if appropriate, of our nVNS technology platform may be delayed or infeasible, and regulatory clearance, approval, or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. If we are unable to obtain or maintain third-party manufacturing for commercial supply of our product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our prescription gammaCore therapy successfully.

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

The manufacturing process requires lengthy lead times during which electronic components of our nVNS technology platform may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times, increasing our risk of adverse financial impact of inventory obsolescence comparatively. In addition, as of December 31, 2023, we had approximately $2.8 million of inventory. There are risks that growth in our business, including our recently launched non-prescription, human performance and general wellness offerings, may result in demand that could outstrip our current inventory, in which case we would be subject to various supply chain, manufacturing, and operational risks. If not mitigated fully, this could negatively impact our ability to commercialize our products and have a material adverse effect on our brands, revenues, expenses, results of operations, and financial condition.

Moreover, we have limited experience in selling the new app-enabled consumer wellness product, and we may be unable to forecast the demand and inventory requirement. This could negatively impact our ability to commercialize our products and have a material adverse effect on our brands, revenues, expenses, results of operations, and financial condition.

Risks Related to Intellectual Property

Our product development initiatives may be delayed or fail to succeed and could also lead to challenging intellectual property rights issues.

We may seek to develop new products, software applications and technologies, including enhancements of our existing products for nVNS. Developing new products and improving our existing products to meet the needs of current and future patients and consumers require significant investment in research and development. We do not know whether any such product development activities will result in products that meet necessary standards and performance criteria, whether the development will be completed on a timely basis, or, if the development is completed, whether it will lead to market acceptance and commercial success. We will need to carefully manage our introduction of any new products. If potential purchasers of new products believe such products will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available. We may also have excess or obsolete inventory as we transition to new products, and we have limited experience in managing product transitions. Even if we are able to develop enhancements or new generations of our products successfully, these enhancements or new generations of products may not produce sales in excess of the costs of development, and they may be quickly rendered obsolete by changing patient and customer preferences, or the introduction by competitors of products embodying new technologies or features. Delays could occur based on a number of issues, including the need to investigate third party patents and potential infringement matters, which could impair our development and commercialization efforts.

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

Our success depends in large part on our ability to secure effective patent protection for our products and processes in the United States and internationally. We have filed, and intend to continue to file, patent applications for various aspects of our technology and trademark applications to protect our brands and business and copyright applications to protect our software, digital devices and related software applications, and certain User Manuals, Guides and Instructions for Use for some of our commercial products. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products or services that misappropriate our technology and work product and/or infringe our intellectual property to compete with our products and services.

However, we face the risks that:

•

We may fail to secure necessary patents, potentially permitting competitors to market competing products, related software applications and services and make, use, or sell products or offer services that are substantially the same as ours without incurring the sizeable development costs that we have incurred, which would adversely affect our ability to compete.

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

44

•

Monitoring unauthorized uses of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ therapies, products and services, and may in the future seek to enforce our patents or other proprietary rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product features, which could reduce demand for our prescription gammaCore therapy. In addition, we may need to defend our patents from third-party challenges, including interferences, derivation proceedings, re-examination proceedings, post-grant review, inter partes review, third-party submissions, oppositions, nullity actions, or other patent proceedings. We may need to initiate infringement claims or litigation. Adverse proceedings such as litigation can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable or may refuse to enjoin the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation could place one or more of our patents at risk of being invalidated or interpreted narrowly. Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have patent portfolios, including significantly broader patent portfolios, to assert against us, if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.

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

We rely on third-party software to develop our products and significant increases in licensing costs or defects in third-party software could harm our business.

We rely on software licensed from third parties to develop our products. In addition, we may need to obtain future licenses from third parties to use software or other intellectual property associated with our products. There can be no assurance that these licenses will be available to us on acceptable terms, without significant price increases or at all. Any loss of the right to use any such software or other intellectual property required for the development and maintenance of our products could significantly increase our expenses and result in delays in the production of our products until equivalent technology is either developed by us, or, if available from others, is identified, obtained, and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our products, which could harm our business.

We rely on a variety of intellectual property rights, and if we are unable to maintain or protect our intellectual property, our business and results of operations will be harmed.

Our commercial success will depend, in part, on our ability to obtain and maintain intellectual property protection for our products and related software applications, processes, and related technologies in the United States, Europe and elsewhere, successfully defend our intellectual property rights against third-party challenges, and successfully enforce our intellectual property rights to prevent third-party infringement. While we rely primarily upon a combination of patents, copyrights, trademarks, and trade secret protection, as well as nondisclosure, confidentiality, and other contractual agreements to protect the intellectual property related to our brands, products, and other proprietary technologies, protection derived from patents is relatively limited.

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

We may introduce products that include related software applications. Software is generally ineligible for patent protection in the United States and other countries. We may not be able to obtain patent claims that adequately cover our software applications. In the event that we do obtain such protection, it may be difficult to enforce any such patents as certain types of software patents are vulnerable to invalidity proceedings in the USPTO and foreign counterparts. Software innovations are often implemented as method patents, which have unique enforcement requirements and restrictions that may make them difficult to enforce against third parties. In addition, it may be difficult to ascertain whether third parties are implementing software that infringes our patents.

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
46

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

•	we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	it is possible that our pending patent applications will not lead to issued patents;

•	it is possible that our pending patent applications may not adequately cover our software applications;

•	issued patents that we own or have exclusively licensed may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

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

Our platform utilizes open-source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Our platform utilizes software governed by open-source licenses. The terms of various open-source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain open-source licenses, if we combine certain proprietary software with open-source software in a specified manner, we could be required to release the source code of our proprietary software and make it available under open-source licenses. In the event that portions of our platform are determined to be subject to an open-source license, we could be required to publicly release the affected portions of our source code, or to re-engineer all or a portion of our technologies, or otherwise be limited in licensing activities, each of which could reduce or eliminate the value of our technologies. In addition to risks related to license requirements, the use of open-source software can lead to greater risks than use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with the use of open-source software cannot be eliminated and could negatively affect our business.

Cybersecurity incidents, including data security breaches or computer viruses, could harm our business by disrupting our delivery of services, damaging our reputation, or exposing us to liability.

We receive, process, store, and transmit, often electronically, data of our customers and others which may be confidential. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records, or could cause interruptions in our operations. These cybersecurity risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems, and procedures, and those of our third-party service providers, may be vulnerable to security breaches, phishing scams, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors, or other similar events which may disrupt our delivery of services or expose the confidential information of the Company, our customers and others. Any security breach involving the misappropriation, loss, or other unauthorized disclosure or use of confidential information of our customers or others, whether by us or a third party, could: (i) subject us to civil and criminal penalties; (ii) have a negative impact on our reputation; or (iii) expose us to liability to our customers, third parties, or government authorities. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

The regulatory environment governing information, cybersecurity, and privacy is increasingly demanding and continues to evolve.

Personal privacy and data security have become significant issues in the U.S., Europe, and many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. As a result of a new SEC rule on cybersecurity disclosure, we are required to disclose, pursuant to new Item 1.05 of SEC Form 8-K, any cybersecurity incident that we determine to be material and describe the material aspects of the nature, scope, and timing of the incident, as well as the material impact or reasonably likely material impact of the incident on us, including our financial condition and results of operations. We will also be required to describe, on a periodic basis, our processes, if any, for the assessment, identification, and management of material risks from cybersecurity threats, and describe whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, our board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing material risks from cybersecurity threats. While any insurance that we may have that covers a specific cybersecurity incident may help to prevent our realizing a significant loss from the incident, it would not protect us from the effects of adverse regulatory actions that may result from the incident or a finding that we had inadequate cybersecurity controls, including the reputational harm that could result from such regulatory actions. Such insurance can be expensive and difficult to procure, and may also be limited and subject to policy terms and significant self-insured retentions. Any such insurance also may be insufficient to cover all losses or all types of claims that may arise. We have incurred significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident and to comply with this new SEC cybersecurity rule.

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

Internationally, the General Data Protection Regulation (or GDPR) took effect in May 2018 within the European Economic Area (EEA), and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico, and Australia, have also implemented laws relating to data privacy and protection. Although we believe that we are complying with the GDPR and similar laws, these laws are still relatively new. Therefore, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance, and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless, intentional and/or criminal acts committed by our employees or agents.

Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.

There are numerous and evolving risks to our cybersecurity and privacy from cyber threat actors. These cyber threat actors, whether internal or external to our company, are becoming more frequent, sophisticated and coordinated in their attempts to access data, including third parties with whom we conduct business through, without limitation, malicious software; data privacy breaches by employees, insiders or others with authorized access; cyber or phishing-attacks; ransomware; attempts to gain unauthorized access to our data and systems; and other electronic security breaches. In the ordinary course of business, we collect and store sensitive information on our network, including intellectual property, proprietary business information and personally identifiable information of individuals, such as our customers and employees. The secure maintenance of this information and technology is critical to our business operations. We are consistently implementing new security measures and technologies to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. Although our defenses are monitored and routinely tested internally and by external parties. Threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create enhanced risks of cybersecurity incidents.

These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.

Additionally, in response to the onset of the COVID-19 pandemic, we modified our business practices to adopt hybrid and remote workplace models for many of our employees. The hybrid and remote workplace models do, however, introduce additional operational risk, including increased cybersecurity risk. These cyber risks include, among other risks, increased phishing, malware, and other cybersecurity attacks, vulnerability to, or disruptions of, our information technology infrastructure and systems to support remote operations, increased risk of unauthorized access, use or dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction, alteration or misuse of valuable information, including proprietary business information and personally identifiable information of individuals, all of which could expose us to risks of data or financial loss, litigation and liability.

These threats can come from a variety of sources, including criminal hackers, state-sponsored intrusions, industrial espionage and malfeasance by employees, contractors, or other insiders. Cyber threats may be generic, or they may be custom-crafted against our information systems or particular personnel. Over the past several years, cyber attacks have become more prevalent and much harder to detect and defend against. These threat actors may be able to penetrate our security measures, breach our information technology systems, misappropriate or compromise confidential and proprietary information of our company and our customers, cause system disruptions and shutdowns, or introduce ransomware, malware, or vulnerabilities into our products, systems, and networks or those of our customers and partners. Our network and storage applications, as well as those of our contractors, may be vulnerable to cyber attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, products, hardware, software or applications we develop, or which we procure from third parties, may contain defects in design or manufacture, security flaws, or other problems that could unexpectedly compromise information security or the operation of our products. Our third-party vendors may experience security incidents of varying severity, including but not limited to increased ransomware attacks, network intrusions, and unauthorized data exfiltration. Targeted cyber-attacks or those that may result from a security incident directed at a third-party vendor could compromise our services and internal systems, resulting in interruptions, delays, or cessation of service that could disrupt business operations for us and our customers. Our proactive measures and remediation efforts may not be successful or timely. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. For example, as disclosed in our Form 10-Q for the quarterly period ended September 30, 2023, it was determined that our internal controls over vendor management, as designed, would not have timely prevented an unauthorized payment based on incorrect vendor information from occurring. As such, we concluded that a material weakness exists in our internal controls over financial reporting. This material weakness did not result in any identified misstatement, and there were no changes to previously reported financial results. Our efforts to remediate this weakness are ongoing, but there can be no assurance that such remediation will succeed nor that our controls will prevent or detect any deceptive practices or the harm stemming there from.

We are and may continue to be subject to cybersecurity incidents that bypass our security measures. Such incidents may impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to deliver products and services to our customers. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us but there can be no assurance that our efforts will prevent or mitigate the risks. Moreover, as cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in:

•	harm to customers and consumers;
•	business interruptions and delays;
•	the loss, misappropriation, corruption or unauthorized access of data, confidential information or intellectual property;
•	litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws;
•	reputational damage;
•	significant remediation costs, including liability for stolen customer or employee information, repairing system damage, or providing benefit to affected customers or employees;
•	increase to insurance premiums; and
•	foreign, federal and state governmental inquires, violations or sanctions, any of which could have a material, adverse effect on our financial position and results of operations.

Any significant interruptions or delays in third-party service and access could result in limited capacity, reduced demand, and loss of customers and adversely affect our business.

We rely upon third-parties as service data storage providers, including cloud storage solution providers, for the development, availability or functionality of our medical devices and wellness products, including our next generation Truvaga app-enabled consumer product. Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our apps and websites are processed through servers hosted by these providers. If our third-party vendors are unable or unwilling to provide the services necessary to support, or if our agreements with such vendors are terminated, our medical devices and wellness products, including the launch and use of our next generation Truvaga app-enabled consumer product, could be significantly affected. Some of our vendor agreements may be unilaterally terminated by the licensor for convenience, and if such agreements are terminated, we may not be able to enter into similar relationships in the future on reasonable terms or at all.

Any damage to, or failure of, our systems or the systems of our third-party data centers or our other third-party providers that we may use could result in interruptions to the development, availability or functionality of our medical devices and wellness products, including the launch of our next generation Truvaga app-enabled consumer product. As a result, we could lose consumer data and miss opportunities to acquire and retain consumers, which could potentially result in decreased revenue. If for any reason our arrangements with our data centers or third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition, and results of operations. We exercise little control over third-party providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of third-party data centers or any other third-party providers to meet our requirements could result in interruption in the development, availability or functionality of our medical devices and wellness products, including the launch and use of our next generation Truvaga app-enabled consumer product.

The satisfactory performance, reliability, development and availability of our next generation Truvaga app-enabled consumer product is critical to our reputation and our ability to acquire and retain customers, as well as to maintain adequate customer service levels. If the interface of our next generation app is not considered user friendly by our customers or our app does not function correctly, our customers may become frustrated and not order any existing or new wellness products. Our  future revenue may depend in part on the number of customers using our app in connection with our next generation consumer product in fulfilling their wellness needs. Unavailability of our app in connection with the use of our next generation consumer product could materially and adversely affect consumer perception of our brand.

The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close our third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions and affect the launch and use of our next generation Truvaga app-enabled consumer product. Cloud computing, in particular, is dependent upon having access to an internet connection in order to retrieve data. If a natural disaster, blackout or other unforeseen event were to occur that disrupted the ability to obtain an internet connection, we may experience a slowdown or delay in the development, availability or functionality of our medical devices and wellness products, including the launch and use of our next generation Truvaga app-enabled consumer product. While we have disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit consumers to use our medical devices and wellness products, including our next generation Truvaga app-enabled product after launch, in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur, our medical devices and wellness products, including the launch and use our next generation Truvaga app-enabled consumer product, could be impaired and our business, financial condition and results of operations may be materially and adversely affected.

Failure to protect our information technology infrastructure against cyber attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

We rely on information technology and telephone networks and systems, including the internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, research and development, product assembly, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems, or failures to adequately scale our data platforms and architectures could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition. Our information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, denial-of-service attacks, phishing attacks, ransomware or other malware, attacks by computer hackers (including nation states or state-sponsored organizations), failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, natural disasters, terrorist attacks, the outbreak of wars or other armed conflicts, or catastrophic events. Although we are developing systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. In addition, certain countries have implemented or may implement legislative and technological actions that either do or can effectively regulate access to the internet, including the ability of internet service providers to limit access to specific websites or content. Other countries have attempted or are attempting to change or limit the legal protections available to businesses that depend on the internet for the delivery of their services. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions and other actions for which we could face financial liability and other adverse consequences which may include:

•	additional government oversight of our operations;
•	loss of existing customers;
•	difficulty in attracting new customers;
•	problems in determining product cost estimates and establishing appropriate pricing;
•	difficulty in preventing, detecting, and controlling fraud;
•	disputes with customers, physicians, and other health care professionals;
•	increases in operating expenses, incurrence of expense, including notification and remediation costs;
•	regulatory fines or penalties;
•	individual actions or class actions for damages;
•	loss of revenues (including through loss of coverage or reimbursement);
•	product development delays;
•	disruption of key business operations; and
•	diversion of attention of management and key information technology resources.

Risks Related to Regulation of our Industry

Our business is subject to extensive governmental regulation that makes it expensive and time consuming for us to bring our prescription gammaCore therapy and our general wellness products, Truvaga and TAC-STIM to market in the United States and to expand the use of our prescription gammaCore therapy to additional therapeutic indications, and to expand the reach of our general wellness initiatives.

Our prescription gammaCore therapy must comply with regulatory requirements imposed by the FDA in the United States and by similar agencies in foreign jurisdictions. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, extensive agency review processes, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we must comply with include:

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

Government regulation may impede our ability to conduct clinical trials and manufacture and sell our existing therapy and any future products. Government regulation also could delay our marketing of new products for a considerable period of time and impose costly procedures on our activities. For instance, the FDA and other regulatory agencies may not clear or approve our prescription gammaCore therapy in additional therapeutic areas that we may pursue, on a timely basis, if at all. We have recently reduced resources in research and development which may delay our receipt of regulatory approvals for additional indications. Any delay in obtaining, or failure to obtain, such clearances or approvals could negatively impact our marketing of our prescription gammaCore therapy and impede our ability to bring future products to market. Moreover, any reclassification, redesignation, or new regulatory treatment of our existing general wellness products in light of applicable law, nonbinding recommendations or other inferences resulting from complex legal analysis and interpretation of the existing regulatory framework governing wellness products and their relational position in the larger FDA scheme of enforcement may negatively impact our marketing and other activities in respect to our general wellness and human brands, Truvaga and TAC-STIM, respectively, and other future marketing and other activities in respect to future general wellness business ventures.

Even though 510(k) clearance from the FDA has been received to expand the label for prescription gammaCore therapy for several indications, our prescription gammaCore therapy will remain subject to strict regulatory controls on manufacturing, marketing, and use. We may be forced to modify or recall a product after release in response to regulatory action or unanticipated difficulties encountered in general use. Any such action could have a material effect on the reputation of our prescription gammaCore therapy and on our competitive and financial position.

The advertising, marketing, and labeling of medical devices are highly regulated by the FDA and FTC. Our efforts to promote our prescription gammaCore therapy, including via direct-to-consumer marketing or social media initiatives, could subject us to additional scrutiny of our communication of risk information, benefits or claims, by the FDA, FTC, or both agencies. Our general wellness product activity is also subject to similar marketing and promotion risk.

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

Subject to continuing analysis and review of considerations included in the FDA, general wellness guidance and any revisions to such guidance and other guidance, we have applied or otherwise made use of the guidance questions in Section 4 of the published FDA low risk, general wellness products guidance document, which assist in determining whether general wellness products are within the scope of such guidance, among other legal review. We acknowledge that such questions should be read in the context of the full written text of the guidance and represent, but do not constitute in and of themselves, the framework described in such guidance. Main considerations, including whether a product has an intended use that relates to maintaining or encouraging a general state of health or healthy activity, whether a product has an intended use that relates the role of healthy lifestyle with helping to reduce the risk or impact of certain chronic diseases or conditions, whether the product is low risk in that it is not invasive, and not implanted, and does not involve a technology that may pose a risk to the safety or users or other persons if specific regulatory controls are not applied, among other considerations, are particularly relevant to our business involving general wellness products. Descriptions of general wellness products in the aforementioned FDA guidance within Section 3 of the published document are also particularly relevant to our business involving general wellness products. We further acknowledge that the Center for Devices and Radiological Health’s general wellness policy applies only to general wellness products that are deemed to be low risk. In considering whether a product of ours is low risk for purposes of the aforementioned FDA guidance, the FDA recommends the due consideration of whether the Center for Devices and Radiological Health actively regulates products of the same type as the product in question, and this consideration is important to our current and future general wellness market engagement.

Our business activities involving general wellness products, Truvaga and TAC-STIM may be subject to significant and possibly material and adverse consequences if revisions to FDA guidance or other guidance modify our reasoned beliefs and opinions regarding classification, other legal questions, and compliance with all applicable rules and regulations that apply to our business activities in various ways. Moreover, FDA may disagree with our assessment, potentially subjecting these products to regulation as medical devices. We and our legal advisors strive to regularly keep abreast of all relevant developments in the statutory, administrative, and decisional laws, on federal and, where applicable, state levels, that which influence or inform our general wellness products-related development, marketing, promotion, distribution, and sale, among other activities. In light of the substantial complexity in such laws as well as their potential actual interactive Ness, or perceived overlap or conflict, with the application of the FDA’s existing regulatory approval or clearance processes for medical device products as a result of either official agency changes to applicable general wellness guidance, our subsequent legal review of such guidance that differs substantially from earlier legal review of such guidance, or the FDA’s disagreement with our determination regarding the regulatory status of our general wellness products, we may experience adverse and possibly material effects on our ability to commercialize our general wellness products, which could impact our financial condition, operating results, and prospects for growth. Separate and apart from our legal and compliance functions and external advisors, we maintain internal controls and policies and procedures that militate against compliance risk in our general wellness line of business and train and educate our sales agents and other personnel on subject matter pertinent to compliance with relevant law in various jurisdictions.

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

Modifications to or expansion of our indications for use of our prescription gammaCore products may require new regulatory approvals or clearances, including 510(k) clearances or PMA approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement, or clearance. A manufacturer may determine that a modification does not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is not necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We may make modifications to our products in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or efficacy or would constitute a major change in its intended use, then, the manufacturer must file for a new 510(k) clearance or possibly a PMA application. When we determine that modifications to our products require a new 510(k) clearance or PMA application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the EU, we must notify our notified body if significant changes are made to the products, or if there are substantial changes to our quality assurance systems affecting those products. Obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

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

Our products may in the future be subject to notifications, recalls, or voluntary market withdrawals that could harm our reputation, business and financial results.

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

71

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

While our prescription gammaCore nVNS device has received Breakthrough Designation from the FDA for the treatment of posttraumatic stress disorder, or PTSD,  we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Breakthrough Device designation if it believes that the Designation is no longer supported by data from our clinical development program.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through December 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.

Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes limit how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control and even where within our control we may choose to experience an ownership change in connection with a financing or other transaction that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including net operating loss carryforwards, depends upon our future earnings in applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. See Note 10 “Income Taxes” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

There is also a risk that due to regulatory changes or changes to federal or state law, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable either in whole or in part to offset future income tax liabilities. For example, under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, which amended certain provisions of the Tax Cuts and Jobs Act of 2017, or TCJA, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. The TCJA, as amended by the CARES Act, also provides that NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020.

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

Any Nasdaq action relating to failure to comply with Nasdaq’s continued listing requirement including a formal delisting could have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any such delisting action may materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting or potential delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities.

In the event of any delisting or potential delisting, we may attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to remain listed or be re-listed, stabilize the market price or improve the liquidity of our common stock, maintain a minimum closing bid price of $1.00 per share as required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5450(a)(1) or prevent future non-compliance with Nasdaq’s listing requirements. If Nasdaq delists our shares of Common Stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, the stock market in general, and the Nasdaq Capital Market, and biopharmaceutical companies in particular, frequently experiences extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and negative impact on the market price of our common stock.

We are currently subject to securities class action lawsuits against us, which could result in adverse outcomes.

As described in Item 3. Legal Proceedings, we and certain of our present and past directors and officers have been named in putative securities class action lawsuits alleging violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”). We are generally required to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. We also have certain contractual indemnification obligations to the underwriters of our initial public offering, or IPO, regarding the securities class action lawsuits. While a certain amount of insurance coverage may be available for certain expenses or losses associated with these lawsuits, this coverage will not cover all such expenses or losses and may not be sufficient. Although we plan to defend the lawsuits vigorously, there can be no assurances that favorable final outcomes will be obtained. Based on information currently available, we are unable to determine the reasonable probability of loss or a range of potential loss, and accordingly, we have not established an accrual for potential losses, if any, that could result from any unfavorable outcome, and there can be no assurance that these litigation matters, as well as any other lawsuits that might be brought by stockholders, will not result in substantial defense costs and/or judgments or settlements that could have a materially adverse impact on our financial position, results of operations and cash flows.

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

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls were not effective. If we are unable to remediate this material weakness, or if we experience additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations and investors may lose confidence in our financial reports and the market price of our common stock could be adversely affected.

As a public company, we are required to maintain effective disclosure controls and procedures and implement and maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our second annual report following our IPO, for our fiscal year ended December 31, 2020, management has provided a report on internal control over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm, to the extent we have annual revenues greater than $100 million in the most recent fiscal year for which audited financial statements are available. We do not expect to have our independent registered public accounting firm attest to our management report on internal control over financial reporting for so long as we have annual revenues under $100 million. If and when we have to design and implement the internal control over financial reporting required to comply with this obligation, such process will be time consuming, costly, and complicated.

In preparation of our condensed consolidated financial statements for our Quarterly Report for the period ended September 30, 2023, we determined that a material weakness in our internal control over financial reporting existed relating to payment security controls and procedures, which weakness did not result in any identified material misstatement, nor any change to previously reported financial results. Management also determined that our disclosure controls were ineffective as of September 30, 2023 due to the existence of this material weakness.

In preparing our audited financial statements for the fiscal year ended December 31, 2023, we determined that the material weakness still exists in the Company’s internal controls over financial reporting and our disclosure controls were ineffective. Management is committed to the remediation of the material weakness. Management is actively engaged in the implementation of remediation efforts, as described above, to address the material weakness. To remediate this material weakness, we have undertaken efforts that include but are not limited to, (a) enhancing processes and procedures around payment security, (b) verifying changes to vendor information on a timely basis, and (c) using alternate channels to verify changes to vendor payment information. For more details of the corrective actions, please refer to Item 9A Controls and Procedures.  The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that controls are operating effectively. We can give no assurance that this implementation will remediate this material weakness in our internal control or that material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future.

If we are unable to remediate this material weakness, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations and investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources to identify, assess and correct any additional material weakness in disclosure or internal control and to otherwise comply with the internal and disclosure controls rules under Section 404 of the Sarbanes-Oxley Act, when applicable.

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

77

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

The requirements of being a publicly traded company may strain our resources and divert management’s attention.

As a publicly traded company, we have incurred, and will continue to incur, significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as rules subsequently implemented by the SEC and Nasdaq, have imposed various requirements on public companies. Shareholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance.

Failure to comply with these public company requirements could subject us to enforcement actions by the SEC, divert management’s attention, damage our reputation, and adversely affect our business, results of operations, or financial condition. In particular, if our independent registered public accounting firm is not able to render the attestation report on our internal control over financial reporting in future annual reports on Form 10-K when required under Section 404 of the Sarbanes-Oxley Act, or if we are unable to remediate any weakness in our internal control over financial reporting, it could result in a loss of investor confidence in the accuracy, reliability, and completeness of our financial reports. The loss of our “emerging growth company” status and compliance with these additional internal control and auditor attestation requirements will require management to expend additional time while also condensing the time frame available to comply with SEC reporting requirements, which may further increase our legal and financial compliance costs.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, including factors which are beyond our control. These factors include those discussed in the other “Risk Factors” section of this Annual Report and others, such as:

•	our operating results and financial position;
•	announcements related to regulatory clearance to market gammaCore for the treatment of various conditions in the United States;
•	results from, or any delays in, clinical trial programs relating to our product candidates;
•	announcements by us or our competitors of new products;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain, or sales and marketing activities for our products;
•	changes or developments in laws or regulations applicable to our products;
•	any adverse changes in our relationship with any manufacturers or suppliers;
•	the success of our efforts to acquire or develop additional products;
•	any intellectual property infringement actions in which we may become involved;
•	announcements concerning our competitors or the medical device and general wellness industries in general;
•	achievement of expected product sales and profitability;
•	changes or developments in our commercial strategy and tactics;
•	manufacture, supply, or distribution shortages;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry, or other healthcare reform measures in the U.S.;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	sales of our common stock by us, our executive officers, directors, or stockholders;
•

general economic, industry, political and market conditions including inflation, rising interest rates, new or ongoing health crises and geopolitical events such as the war between Ukraine and Russia, and the war in Israel and the Gaza strip, and overall fluctuations in the U.S. equity markets; and

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence control over matters subject to stockholder approval.

As of December 31, 2023 our executive officers, directors, and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 24.4% of our outstanding common stock. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Comprehensive U.S. federal income tax reform could adversely affect us.

New legislation or regulation that could affect our tax burden could be enacted by a governmental authority. We cannot predict the timing or extent of such tax-related developments that could have a negative impact on our financial results. U.S. federal legislation affecting the tax laws was enacted in December 2017, in the Tax Cuts and Jobs Act; twice in March 2020, first in the Families First Coronavirus Response Act and again in the CARES Act; in December 2020 in the Consolidated Appropriates Act, 2021; and in March 2021 in the American Rescue Plan Act of 2021. The Tax Cuts and Jobs Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a modified territorial system. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, or our future business operations. This Annual Report does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

Managing Material Risks & Integrated Overall Risk Management

We are developing processes, including those intended to follow an internal Information Technology (IT) Security Policy, which seek to assess, identify, and manage material risks from cybersecurity threats to the IT systems and information that we create, use, transmit, receive, and maintain. We also seek to integrate these processes and policies into our overall enterprise risk management system and processes. We also maintain an evolving cybersecurity roadmap for our future cybersecurity plans. The processes for assessing, identifying, and managing material risks from cybersecurity threats, including threats associated with our use of third-party service providers, include our efforts to identify the relevant assets that could be affected, determine possible threat sources and threat events, assess threats based on their potential likelihood and impact, and identify controls that are in place or necessary to manage and/or mitigate such risks. In furtherance of our cybersecurity policies and procedures, our IT team has a monthly IT Steering committee meeting, chaired by our Chief Financial Officer (“CFO”) and Chief Strategy Officer, where all new IT projects include a cybersecurity component.

Engage Third-parties on Risk Management

We engage a range of external experts, including consultants, auditors, and cybersecurity assessors, who assist us in evaluating and testing our cybersecurity systems and processes. These partnerships are intended to give us access to specialized knowledge and insights that can inform our cybersecurity strategies and processes, including as to industry-standard control frameworks and applicable regulations, laws, and standards.

Oversee Third-party Risk

As part of our evolving cybersecurity roadmap, we plan to implement and conduct security assessments of all third-party service providers before engagement and maintain ongoing monitoring to ensure compliance with relevant cybersecurity standards.

Risks from Cybersecurity Threats

We have not experienced any material cybersecurity incidents and the expenses we have incurred from any security incidents were immaterial. As a result, we do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us, our results of operations and financial condition. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple and potentially material risks to us, including potentially to our results of operations and financial condition. See “Risk Factors — Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business strategy and operating results.” As cybersecurity threats become more frequent, sophisticated, and coordinated, it is reasonably likely that we may expend greater resources to continue to modify and enhance protective measures against such security risks.

Governance

Board of Directors Oversight

Our Board of Directors is responsible for exercising oversight of management’s identification and management of, and planning for, risks from cybersecurity threats. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to risks from cybersecurity threats to the Board’s Audit Committee. The Audit Committee discusses with management not less than annually our major financial risk exposures, including those related to data privacy, data security and network security, and management's program to monitor, assess and control such exposures, including our risk assessment and risk management policies. The Audit Committee reports to the Board as necessary with respect to its activities, including making such reports and recommendations to the Board as it deems necessary and appropriate.

Management’s Role Managing Risk

The role of the Chief Information Security Officer (CISO) has been assigned to our VP, Information Technology, who has 20 years of IT experience and reports to the CFO. The CISO and the CFO inform the Audit Committee on cybersecurity risks. They provide briefings to the Audit Committee on no less than an annual basis or on an ad hoc basis when needed. These briefings encompass:

•	Evaluation of existing cybersecurity risks;
•	Status of ongoing cybersecurity initiatives and strategies from the cybersecurity roadmap; and
•	Incident reports and learnings from cybersecurity events.

Risk Management Personnel

Management’s role in assessing, monitoring and managing our material cybersecurity risks is primarily the responsibility of our CISO, reporting to our CFO. Both the CISO and CFO rely on third party experts, including consultants, auditors, and cybersecurity assessors regarding cybersecurity strategies and processes. The CISO manages vendor work related to cybersecurity, and has primary responsibility for the evolving cybersecurity roadmap, remediating known risks, and leading our employee training program, pursuant to which we provide annual privacy and security training for all employees. Our security training incorporates awareness of cyber threats (including but not limited to malware, ransomware and social engineering attacks), password hygiene, incident reporting process, as well as physical security best practices. Our management has also developed security policies and processes which include regular system updates and patches, employee training on cybersecurity and privacy requirements, incident reporting, and the use of encryption to secure sensitive information. In addition, we also regularly perform phishing tests of our employees and update our training plan at least annually. We maintain business continuity and disaster recovery capabilities to mitigate interruptions to critical information systems and/or the loss of data and services from the effects of natural or man-made disasters to our physical operations.

Monitor Cybersecurity Incidents

The CISO implements and oversees processes for the regular monitoring of our IT systems. This includes the deployment of security measures to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO runs an incident response plan. This plan includes actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

The CISO regularly informs the CFO of cybersecurity risks and incidents. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, which has oversight and may provide guidance on critical cybersecurity issues.

Item 2. Properties

Our principal office is approximately 22,557 square feet of office, warehouse and assembly space in Rockaway, New Jersey pursuant to a lease that expires in 2034. Since the spring of 2020, most of our employees have conducted business remotely. Management believes our facilities in Rockaway are currently suitable for their intended use. We may in the future add new facilities or expand or relinquish existing facilities as our needs evolve, and we believe that should the need arise, suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

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

In the Turnofsky case, on November 25, 2019, several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020, the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint adds an additional director defendant and two investors as defendants, added a claim against us and the underwriters for violating Section 12(a)(2) of the Securities Act.

On September 15, 2020, we and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021. On August 13, 2021, the Court dismissed the amended complaint with leave to re-plead. On October 4, 2021, the plaintiffs filed a second amended complaint in the Turnofsky case. The defendants moved to dismiss, and briefing on the motion was complete on January 7, 2022. On July 13, 2023, the court dismissed the second amended complaint with leave to re-plead. The plaintiffs did not file a third amended complaint. On August 23, 2023, the plaintiffs provided the court with an order of dismissal, and the court entered the order on August 24, 2023. On September 8, 2023, plaintiff Carole Tibbs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. The appeal has been docketed as number 23-2655. The principal brief of appellant and appendix were filed on January 5, 2024. The appellees’ brief was filed on February 15, 2024, and appellant’s reply brief is due on or before March 15, 2024. Argument of the motion has not yet been scheduled.

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

We intend to continue to vigorously defend itself in these matters. However, in light of, among other things, the preliminary stage of these litigation matters, the Company is unable to determine the reasonable probability of loss or a range of potential loss. Accordingly, the Company has not established an accrual for potential losses, if any, that could result from any unfavorable outcome, and there can be no assurance that these litigation matters will not result in substantial defense costs and/or judgments or settlements that could adversely affect the Company’s financial condition.

We are subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company is not aware of any further currently pending litigation for which it believes the outcome could have a material adverse effect on its operations or financial position. The Company expenses associated legal fees including those relating to the stockholder litigation described in this Item 3 in the period they are incurred.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Market under the symbol “ECOR.”

Stockholders

As of March 1, 2024, there were 346 stockholders of record, which excludes stockholders whose shares are held in nominee or street name by brokers.

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

Overview

We are a commercial stage bioelectronic medicine and wellness company dedicated to improving health and quality of life through our propriety non-invasive vagus nerve stimulation (“nVNS”) technology platform.

nVNS modulates neurotransmitters through its effects on both the peripheral and central nervous systems. Our nVNS treatment is delivered through a proprietary high-frequency burst waveform that safely and comfortably passes through the skin and stimulates therapeutically relevant fibers in the vagus nerve. Various scientific publications suggest that nVNS works through a variety of  mechanistic pathways including the modulation of neurotransmitters.

Historically, vagus nerve stimulation or VNS, required an invasive surgical procedure to implant a costly medical device. This has generally limited VNS from being used by anyone other than the most severe patients. Our non-invasive medical devices and general wellness products are self-administered and intended for regular or intermittent use over many years.

Our capabilities include product development, regulatory affairs and compliance, sales and marketing, product testing, assembly, fulfillment, and customer support. We derive revenues from the sale of  products in the United States and select overseas markets. We have two principal product categories:

•	Handheld, personal use medical devices for the management and treatment of certain medical conditions such as primary headache; and
•	Handheld, personal use consumer products utilizing nVNS technology to promote general wellness and human performance.

We believe our nVNS treatment may be used in the future to effectively treat additional medical conditions.

Our goal is to be a leader in non-invasive neuromodulation by using our proprietary nVNS platform technology to deliver better health. To achieve this, we offer multiple propositions:

•	Prescription gammaCore medical devices for the treatment of certain medical conditions such as primary headache;
•	Truvaga for the support of general health and wellbeing; and
•	TAC-STIM for human performance.

Our flagship gammaCore Sapphire is a prescription medical device that is FDA cleared for a variety of primary headache conditions. gammaCore is available by prescription only and Sapphire is a portable, reusable, rechargeable and reloadable personal use option for patients to use at home or on the go. Prescriptions are written by a health care provider and dispensed from a specialty pharmacy, through the patient’s healthcare system, or shipped directly to certain patients in the United States directly from our facility in Rockaway, NJ. After the initial prescription is filled, access to additional therapy can be refilled for certain of our gammaCore products through the input of a prescription-only authorization.

Truvaga is a personal use consumer electronics general wellness product that does not require a prescription and is available direct-to-consumer from electroCore at www.truvaga.com. TAC-STIM product is a form of nVNS for human performance and has been developed in collaboration with the United States Department of Defense Biotech Optimized for Operational Solutions and Tactics, or BOOST program. TAC-STIM products are available as a Commercial Off the Shelf (COtS) solution to professional organizations and are the subject of ongoing research and evaluation within the United States Air Force Special Operations Command, the United States Army Special Operations Command and at the United States Air Force Research Laboratory.

Truvaga and TAC-STIM are intended for general wellness in compliance with the FDA guidance document entitled “General Wellness: Policy for Low-Risk Devices; Guidance for Industry and FDA Staff, issued on September 27, 2019.” Truvaga and TAC-STIM products are not intended to diagnose, treat, cure, or prevent any disease or medical condition.

We are exploring strategies to make our TAC-STIM product available to other branches of the active-duty military and certain human performance professionals in the United States and abroad. Our TAC-STIM product is not a medical device and is not intended to diagnose, cure, mitigate, prevent, or treat a disease or condition.

Our two largest customers by revenue are the United States Department of Veterans Affairs and United States Department of Defense, or VA/DoD, and the United Kingdom National Health Service or NHS utilizing our FDA cleared and CE marked product, gammaCore.

The VA comprised 60.1% of our revenue during the year ended December 31, 2023. The majority of our 2023 sales were made through open market sales to individual facilities within the VA Hospital system and a smaller amount pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, which was secured by us in December 2018. The initial term of our FSS contract was scheduled to expire on January 15, 2024. On January 5, 2024, we obtained a modification to the initial contract, temporarily extending the term from January 15, 2024, to March 14, 2024, and subsequently extended to June 14, 2024. Although we continue to work with the appropriate government personnel to replace our existing FSS contract, there can be no assurance that the VA/DoD will accept our application which may limit or eliminate our ability to sell certain gammaCore products into the government channel pursuant to our qualifying FSS contract or individual facilities that utilize our FSS contract number for open market purchases.

In August 2023, we signed a non-exclusive distribution agreement with Lovell Government Services, or Lovell, providing Lovell the right to list and distribute certain gammaCore products into the federal market. Lovell is a Service-Disabled Veteran-Owned Small Business (SDVOSB) offering medical and pharmaceutical goods and services to federal healthcare providers. Listing products with Lovell is intended to streamline the sales process to a variety of government procurement channels through Lovell’s compliance with contracting regulations and its provision of logistical solutions connected directly into government contracting portals, all of which are intended to help government agencies meet their SDVOSB procurement goals. Customers for these vehicles are federal healthcare systems such as the Veterans Health Administration (VHA, which includes the VA/DoD), the Military Health System (MHS), and Indian Health Services (IHS), which we believe serve up to approximately 21 million patients combined. Between November 2023 and January 2024, certain gammaCore products were added to the FSS, the VA/DoD’s Distribution and Pricing Agreement or DAPA, GSA Advantage, and Defense Logistics Agency’s ECAT system procurement portals through the Lovell contract vehicles, enabling the purchase of gammaCore products within the government channel and throughout the federal markets, including, but not limited to, the VA/DoD. The gammaCore products offered through Lovell provide government customers with similar product configuration options to those currently sold through our existing FSS contract and open market sales made directly to individual VA/DoD facilities. We expect a significant portion of our 2024 sales to continue in the government channel broadly, and to our largest customer the VA/DoD, specifically, pursuant to our FSS contract if replaced and / or through our relationship with Lovell and its qualifying FSS, GSA, DAPA, and ECAT contracts for which gammaCore has been added.

Sales under the Med Tech Funding Mandate, or MTFM, program for cluster headache in the UK comprised 7.5% and 15.1% of our revenue during the years ended December 31, 2023 and 2022, respectively. In October 2023, we were notified by NHS Supply Chain that it intends to continue to include the gammaCore device within their framework agreement, commencing March 2024 through March 2026 with our option to extend for a further two years. In 2024, we expect NICE to review the guidance document and any changes in recommendation or pricing may adversely impact our ability to work with NHS England on the MTFM program.

We believe there may be significant opportunities beyond these two areas. Specifically, we believe there may be a large commercial opportunity for our gammaCore medical device with additional insurance covered lives, cash pay, physician dispense, and direct-to consumer approaches, along with wellness and human performance propositions through our Truvaga and TAC-STIM products. Therefore, we will continue our investments to expand our efforts in these channels and markets in 2024.

We face a variety of challenges and risks that we will need to address and manage as we pursue our strategies, including our ability to develop and retain an effective sales force, achieve market acceptance of our gammaCore medical device among clinicians, patients, and third-party payers, expand the use of our gammaCore medical device to additional therapeutic indications, and to develop our nascent wellness and human performance business including the planned launch of Truvaga Plus, our next generation app-enabled device under the Truvaga brand.

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

Capital Activities

In connection with a registered direct offering and concurrent private placement with certain institutional and accredited investors, on August 2, 2023, we issued and sold an aggregate of 1,062,600 shares of common stock, 613,314 pre-funded common stock purchase warrants that were exercisable upon issuance, and warrants to purchase up to an aggregate of 837,955 shares of common stock. Pursuant to a private placement on the same date with six of the Company’s officers and directors, we issued and sold 169,968 shares of common stock and warrants to purchase up to an aggregate of 84,982 shares of common stock. The combined effective offering price of the securities sold pursuant to these transactions was $4.4125 per share of common stock and related warrant to purchase one-half of a share of common stock. The common stock purchase warrants are exercisable as of February 2, 2024 at a price of $4.35 per share and will expire five years after they become exercised. The net proceeds to the Company resulting from the registered direct offering and concurrent private placements was approximately $7.5 million, after deducting the placement agent fees and expenses, and other offering expenses payable by the Company, and excluding the proceeds, if any, from the potential exercise of the common stock purchase warrants sold in the concurrent private placements. The 922,937 common stock purchase warrants that were issued to certain institutional and accredited investors, and certain of our officers and directors, and 169,968 shares of common stock issued to such officers and directors were registered for resale on Form S-1 (File No.: 33274199) filed with the Securities Exchange Commission on August 24, 2023 and declared effective on August 31, 2023.

On January 18, 2022, we filed a Form S-3 registration statement, or the 2022 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, up to an aggregate amount of $75 million. The 2022 Shelf Registration Statement was declared effective on January 25, 2022. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2022 Shelf Registration Statement. As of December 31, 2023, we have approximately $67.7 million remaining for potential issuance under the 2022 Shelf Registration Statement. Until such time as the aggregate market value of our securities held by non-affiliates equals or exceeds $75 million, the aggregate maximum offering price of all securities issued by the us in any given 12-calendar month period pursuant the 2022 Shelf Registration Statement may not exceed one-third of the aggregate market value of our securities held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.

Critical Accounting Policies and Estimates

The significant accounting policies and basis of presentation of our consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies” of the consolidated financial statements included with the annual report on Form 10-K.

The preparation of our financial statements is in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, and we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other related disclosures. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on our financial position and results of operations. Several of our accounting policies involve significant estimates and judgements:

  Revenue;
  Inventories;
  Licensed Products;
  Income Taxes;
  Stock-based Compensation; and
  Loss Contingencies.

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

Revenue from the Veterans Administration and the Department of Defense

Revenue from sales of our products is recognized under the terms of qualifying FSS, GSA, DAPA, ECAT contracts through a distributor who purchases our products on behalf of federal healthcare providers, as well as purchase orders for open market sales to individual VA sites.

Sales to the VA and DoD are at a fixed price and are usually recognized at the time of delivery.

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

Effective April 1, 2021, gammaCore Sapphire was included in the new MTFM long-term reimbursement policy which supports commissioners and providers in the use of selected NICE approved, clinically effective and cost-saving medical devices, diagnostics and digital technologies that will improve patient health. In 2023, the United Kingdom National Health Service or NHS granted a two-year extension in which our gammaCore therapy will continue to be listed in the NHS catalogue. This extension is through March 17, 2026, with an option for us to extend an additional two years.

Sales in the United Kingdom are primarily in increments of 93-day therapy at a fixed price and are paid within 30 days.

United States Commercial Revenue Outside of Veterans Administration and the Department of Defense

Revenue from our cash pay models through direct-to-physician, TAC-STIM, direct-to-consumer and our ecommerce channels are usually recognized at the time of product shipment or delivery dependent on specific contractual terms, less any discounts or rebates.

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

Licensed Products

We license a portion of our devices through our cash pay channels. The cost of these licensed devices is capitalized and included in Other Assets in our Balance Sheet at December 31, 2023 and 2022, and is being recognized as cost of goods sold over the estimated useful life of the device. If certain licensed devices are returned and no longer meet quality specifications or the carrying amount of certain licensed devices are no longer deemed to be recoverable, we record a charge to cost of goods sold to write down such licensed devices to zero.

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

Stock-based Compensation

We recognize compensation expense associated with the issuance of equity instruments to employees and non-employees for their services. Compensation expense is determined based on the grant date fair value and is expensed over the vesting period. The grant date fair value of stock options is measured using the Black-Scholes option valuation model. The input assumptions used in determining the fair value of options are expected life, expected volatility, risk-free interest rate and expected dividend yield. These input assumptions are based on management’s estimates, and these estimates are evaluated periodically for reasonability. The expected life of the option represents the period the stock-based awards are expected to be outstanding. We use the simplified method for estimating the expected life of the options. The fair value of each stock option award granted was estimated on the date of grant using the Black-Scholes model. Effective July 1, 2023, expected volatility was based on 100% of the Company's historical common stock volatility. For the periods prior to July 1, 2023, expected volatility was based on a composite comprising of 50% of the Company's historical common stock volatility; the remaining 50% was based on historical volatility of its peers. This composite rate was utilized as our common stock was not publicly traded until June 2018 and there was insufficient volatility data available. Since we currently do not intend to pay dividends on our common stock, we estimate the dividend yield percentage to be zero. We base the risk-free interest rate on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options being valued.

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

Emerging Growth Company Status

We ceased to be an emerging growth company on December 31, 2023, the last day of the fiscal year following the fifth anniversary of our IPO, and therefore are no longer able to take advantage of the reduced regulatory and reporting requirements of emerging growth companies.

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 with the changes in those items in dollars.

	Years ended December 31,
(in thousands)	2023	2022	Change
Net sales	$16,030	$8,592	$7,438
Cost of goods sold	2,804	1,616	1,188
Gross profit	13,226	6,976	6,250
Gross margin	83%	81%
Operating expenses:
Research and development	5,321	5,520	(199)
Selling, general and administrative	27,174	24,330	2,844
Total operating expenses	32,495	29,850	2,645
Loss from operations	(19,269)	(22,874)	3,605
Other (income) expense:
Interest and other income	(433)	(287)	(146)
Other expense	184	6	178
Total other (income) expense	(249)	(281)	32
Loss before income taxes	(19,020)	(22,593)	3,573
Benefit from income taxes	186	431	(245)
Net loss	$(18,834)	$(22,162)	$3,328

Net Sales

Net sales for the year ended December 31, 2023 increased 87% as compared to the year ended December 31, 2022. The increase of $7.4 million is due to an increase in net sales across major channels including our prescription gammaCore medical devices sold in the U.S. and abroad; and revenue from the sales of our nonprescription general wellness and human performance Truvaga and TAC-STIM products. We expect that the majority of 2024 fiscal year revenue will continue to come from the U.S. Department of Veterans Affairs. See above Overview for discussion regarding our Federal Supply Schedule.

The following table sets forth our channel net sales:

(in thousands)	Years ended December 31,
Channel	2023	2022
Rx gammaCore - Department of Veteran Affairs and Department of Defense	$9,636	$5,099
Rx gammaCore - U.S. Commercial	1,797	1,735
Outside the United States	1,821	1,618
Truvaga	1,027	15
TAC-STIM	1,749	125
	$16,030	$8,592

Gross Profit

Gross profit increased $6.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Gross margin was 83% and 81% for the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, we recorded inventory charges to Cost of goods sold which totaled $0.7 million and $0.2 million, respectively. Excluding these inventory charges, gross margin was 86.8% and 83.5% for the years ended December 31, 2023 and 2022, respectively. In 2023, we sold an increasing amount of longer duration therapy, resulting in a higher average selling price, as well as selling an increased number of refill kits with a lower cost of goods. These factors, as well as revenue recognized from the A2PEX program, contributed to the increase in gross margin. Gross profit and gross margin in 2024 will be largely dependent on revenue levels, product mix, and any changes in the estimated useful lives of licensed devices.

Research and Development

Research and development expense of $5.3 million for the year ended December 31, 2023 decreased by $0.2 million. This decrease in research and development expense was due to a decrease in compensation associated with cost cutting measures effected April 1, 2023 and offset by targeted investments to support the future iterations of our therapy delivery platform, including the use of our intellectual property around the delivery of smart phone-integrated and smart phone-connected non-invasive therapies. We expect our research and development expense to decrease in 2024 with the launch of our next generation therapies.

Selling, General and Administrative

Selling, general and administrative expense of $27.2 million for the year ended December 31, 2023 increased by $2.8 million compared to $24.3 million for the previous year. This increase was due to severance charges totaling $464,000, as well as our greater variable selling and marketing costs consistent with our increase in sales. continuing targeted investments in sales and marketing to support our commercial efforts, and offset by decreases in insurance and stock-based compensation expenses. In 2024, we plan on continuing to make targeted investments in sales and marketing to support our commercial efforts, particularly around sales and marketing efforts across all major U.S. channels.

Other (Income) Expense

Interest and other income of $433,000 for the year ended December 31, 2023 increased $146,000 primarily due to rising interest rates and an increased cash balance due to our July 2023 financing activities. Other expense for the year ended December 31, 2023 primarily represents a casualty loss of $173,000, net of insurance recovery. Subsequent to December 31, 2023, we recovered an additional $123,000 of proceeds related to this casualty loss. This additional recovery will be recognized as other income during the three month period ending March 31, 2024.

Benefit from Income Taxes

We may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. During the years ended December 31, 2023 and 2022, we received a payment of  $0.2 million and $0.4 million from the sale of our New Jersey state net operating losses, respectively.

Liquidity and Capital Resources

At December 31, 2023, our cash, cash equivalents, and restricted cash was $10.6 million compared to $18.0 million at December 31, 2022.

	December 31,
(in thousands)	2023	2022
Net cash (used in) provided by
Operating activities	$(14,668)	$(16,645)
Investing activities	$(206)	$—
Financing activities	$7,487	$—

Operating Activities

Net cash used in operating activities was $14.7 million and $16.6 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $2.0 million is primarily due to the decrease in our net loss from operations as adjusted for non-cash expense items.

Investing Activities

During the year ended December 31, 2023, cash used in investing activities was related to equipment purchases. No cash was provided by investing activities during the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $7.5 million which was attributable to (i) a registered direct offering and concurrent private placement closed on August 2, 2023 with certain institutional and accredited investors pursuant to which we issued and sold an aggregate of 1,062,600 shares of common stock, 613,314  pre-funded common stock purchase warrants that are exercisable upon issuance, and warrants to purchase up to an aggregate of 837,955 shares of common stock and (ii) a concurrent private placement closed on August 2, 2023 with certain of the Company's officers and directors pursuant to which we issued and sold 169,968 shares of common stock and warrants to purchase up to an aggregate of 84,982 shares of common stock. No cash was provided by financing activities for the year ended December 31, 2022.

Liquidity Outlook

In 2024, we expect to continue to incur substantial negative cash flows from operations. We intend to continue to make targeted investments in sales and marketing, as well as the next generation of our therapy delivery platform.

Please see Overview above for a discussion concerning our Federal Supply Schedule.

We have historically funded our operations from the sale of our common stock. We entered into a registered direct offering with certain institutional and accredited investors, and concurrent private placements with such investors and certain of our officers and directors which closed on August 2, 2023, resulting in net proceeds of approximately $7.5 million after deducting the placement agent fees and expenses, and other offering expenses payable by us.

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

On January 18, 2022, we filed a Form S-3 registration statement, or the 2022 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which we refer to collectively as the Shelf Securities, up to an aggregate amount of $75.0 million. The 2022 Shelf Registration Statement was declared effective on January 25, 2022. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2022 Shelf Registration Statement. Until such time as the aggregate market value of our securities held by non-affiliates equals or exceeds $75.0 million, the aggregate maximum offering price of all securities issued by us in any given 12-calendar month period pursuant to the 2022 Shelf Registration Statement may not exceed one-third of the aggregate market value of our securities held by non-affiliates. Approximately $7.3 million of the securities issued or issuable pursuant to our July 31, 2023 registered direct financing were issued pursuant to the 2022 Shelf Registration Statement and accordingly, as of December 31, 2023, we have approximately $67.7 million remaining for potential issuance under the 2022 Shelf Registration Statement. We have also agreed generally not to effect or enter into an agreement to effect any issuance of our securities involving a variable rate transaction until August 2, 2024.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2023.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2023.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2023, was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2023, were not effective for the reasons stated below.

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

As of December 31, 2023, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2023 our internal control over financial reporting was not effective for the reason stated in the following paragraph.

In October 2023, and as disclosed in our Form 10-Q for the quarterly period ended September 30, 2023, it was determined that our internal controls over vendor management, as designed, would not have timely prevented an unauthorized payment based on incorrect vendor information from occurring. As such, we concluded that a material weakness exists in our internal controls over financial reporting. This material weakness did not result in any identified misstatement, and there were no changes to previously reported financial results.

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

Remediation Plan for the Material Weakness

Management is committed to the remediation of the material weakness described above beginning in the fourth quarter of 2023, management implemented and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

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

Changes in Internal Control over Financial Reporting

Except for our remediation efforts describes above, there was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended December 31, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

On March 8, 2024, the Board appointed Charles S. Theofilos, M.D., to serve as a member of the Compensation Committee and the Nominating and Governance Committee.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Directors, Executive Officers and Corporate Governance

Directors

Since our initial public offering (the “IPO”) in 2018, our Board has been divided into three classes, each elected for a three-year term. The classification results in staggered elections, with a different class of directors standing for election every year. Set forth below is the name, age as of December 31, 2023, and certain biographical information with respect to each of our current directors, by class.

Class III Directors (Terms Expiring in 2024)

F. Peter Cuneo

F. Peter Cuneo, 79, has served as a member of the Board since April 2020 and been the Chairman of the Board since October 2021. He currently serves as a managing principal of Cuneo & Company LLC, a private investment and management company that he founded. He previously served as executive chairman of CIIG Capital Partners II, a special acquisition corporation listed on Nasdaq, from September 2022 until April 2023 following the completion of the business combination with Zapp Electric Vehicles, Inc. He was the chairman of Arrival Ltd., a global electric vehicle company, from September 2021 until February 2023. Mr. Cuneo’s past experience includes serving as chief executive officer of Marvel Entertainment Inc. and as vice chairmen until its sale to The Walt Disney Company in 2009, and served on the board of Iconix Brand Group from 2007 through 2021. Earlier in his career, he successfully led three turnarounds, first as president of Clairol’s Personal Care Division, as president of Black and Decker’s Security Hardware Group, and as chief executive officer of Remington Products. Previously, he also served as president of Bristol-Meyers Squibb Co.’s pharmaceutical group in Canada. Mr. Cuneo’s board experience includes serving as chairman of Valiant Entertainment from 2012 to 2018 following Cuneo & Company LLC’s investment in the company. He currently serves as chairman emeritus of the Alfred University Board of Trustees and served on the board of the National Archives Foundation in Washington, D.C. until 2023. Mr. Cuneo holds an M.B.A. from Harvard Business School, a B.S. from Alfred University and was a Lieutenant in the United States Navy, having served two deployments during the Vietnam War. The Board believes that Mr. Cuneo’s extensive business and financial background, including his significant consumer-focused expertise, qualify him to serve on the Board.

John P. Gandolfo

John P. Gandolfo, 63, has served as a member of the Board since April 2020. He brings to the Board more than 30 years of financial leadership at both public and private companies across multiple industry sectors, including in expense control and cash flow optimization Since 2018, he has served as chief financial officer of Eyenovia, Inc., a publicly held, late clinical stage biopharmaceutical company focusing on the development of ophthalmic drugs. Prior to Eyenovia, he served as chief financial officer of Xtant Medical Holdings, Inc., a publicly held orthopedic and spine medical device company with multiple operations throughout the United States from 2010 to 2017. He has served on the board of Oragenics, Inc, a development-stage company dedicated to fighting infectious diseases including coronaviruses and multidrug-resistant organisms, since September 2023. His prior healthcare-related experience includes roles as chief financial officer of Progenitor Cell Therapy LLC, Power Medical Interventions and Bioject, Inc., among others. Mr. Gandolfo’s experience also includes serving on the audit committees of the boards of multiple medical technology companies including Odyssey Health, Inc., a medical device company which he has served as a director since 2019. Mr. Gandolfo holds a B.A. in business administration from Rutgers University. The Board believes that these experiences, and his ability to serve as a financial expert on our audit committee, qualify him to serve on the Board.

Charles Theofilos, M.D.

Charles S. Theofilos, M.D., 62, has served as a member of the Board since December 2023. Dr. Theofilos is a retired neurosurgeon who founded The Spine Center in Palm Beach Gardens, Florida in 1996. He also founded and serves as president of Theo Concepts, LLC and founder of The Theo Group, a family office. Previously, he served as co-director of the Neuroscience Center, chairman of Neurosurgery, and Chairman of Cranial and Spinal Surgery, at JFK Medical Center in Atlantis, Florida, director of Spine Surgery at Jupiter Medical Center, and chairman of Neurosurgery at Palm Beach Gardens Medical Center. Dr. Theofilos has been a founder, director and/or investor in a number of early-stage medical device and healthcare companies, including K2Medical, SpineCore LLC and electroCore, LLC, our predecessor. Dr. Theofilos received an M.D. from Emory University School of Medicine, a B.A. in biology from Emory University, and a GMP (General Management Program) from The Wharton School of The University of Pennsylvania. The Board believes Dr. Theofilos is qualified to serve on the Board due to his long tenure as a practicing physician and neuro-surgeon, as well as serving as a co-founder, director and investor in a number of successful early stage medical device and healthcare companies.

Class I Directors (Terms Expiring in 2025)

Daniel S. Goldberger

Daniel S. Goldberger, 65, has served as our Chief Executive Officer and a member of the Board since October 2019. Mr. Goldberger served as a director of Koru Medical Systems, a manufacturer of infusion pump systems, from April 2017 until May 2022 and he served as its executive chairman from August 2017 until September 2019. From January 2018 to September 2019, Mr. Goldberger served as the chief executive officer of Synergy Disc Replacement Inc., a private company commercializing a proprietary total disc implant for cervical spine therapy. From July 2017 to September 2017, Mr. Goldberger served as chief executive officer of Milestone Medical, Inc. Prior to this he served as the chief executive officer of Xtant Medical Holdings, Inc. from August 2013 to January 2017. He also served on the board and as the chief executive officer of Sound Surgical Technologies LLC from April 2007 to February 2013. Mr. Goldberger has also served on the boards of Xtant Medical Holdings, Inc., Sound Surgical, Xcorporeal. Theragen, Inc., and Glucon. Mr. Goldberger earned a B.S. in mechanical engineering from The Massachusetts Institute of Technology, and a M.S. in mechanical engineering from Stanford University. The Board believes that Mr. Goldberger’s extensive senior management experience in the medical device industry, including as our Chief Executive Officer, qualify him for service on the Board.

Julie A. Goldstein

Julie A. Goldstein, 65, has served as a member of the Board since March 2022. Ms. Goldstein has more than 30 years of leadership expertise in product, media and entertainment marketing, which spans a career in radio, television, music and theater. Ms. Goldstein’s specific expertise includes operations, sales development, advertising, and project management. She has also spearheaded many major national and international marketing campaigns. She was a producer for the Broadway musical First Date from 2013 to 2014. At music labels JIVE Records, RCA Records, and Virgin Records, she served as vice president of marketing and development. She also held the position of vice president of marketing and sales at NewsCorp / TV Guide Television Network and began her career in radio marketing. Her expertise around spending and strategic marketing techniques contributed to RCA’s turnaround. She received the Billboard Magazine’s Radio Promotion Director of the Year, Bertelsmann Key Management Award, and Virgin Records Promotion Director of the Year. Ms. Goldstein holds a B.A. in communications and social welfare from California State University at Chico. The Board believes Ms. Goldstein’s extensive media and marketing expertise qualifies her to serve on the Board.

Patricia Wilber

Patricia Wilber, 62, has served as a member of the Board since March 2022. Ms. Wilber has been a chief marketing officer, global business strategist, and board member who delivers organizational and cultural transformation for branding. She is a pioneer in new franchise models and branded partnerships. Ms. Wilber last served as the executive vice president, chief marketing officer, and managing director of partnerships, EMEA, the highest position in the marketing department at The Walt Disney Company from 2015 to 2018, where she drove growth for Disney’s marquee brands by leading marketing and communications for Disney, Pixar, Star Wars, and Marvel. Additionally, she established and led EMEA’s 40-country integrated marketing, franchise and partnership functions, including a major reorganization of the EMEA channels to boost growth and profitability by significantly reducing expenses. Ms. Wilber has also served as a member of the board of Zapp Electric Vehicles, Group, Ltd., since October 2022. She also currently serves on the board of the medical nonprofit organizations, Vibrant Emotional Health and Yale New Haven Hospital. She served on the board of Euro Disney SCA from 2015 to 2018, and Magical Cruise Company, more commonly known as the Disney Cruise Line from 2013 to 2018. Ms. Wilber holds a B.A. in history from Brown University. The Board believes Ms. Wilber’s strategic marketing expertise and public company board experience qualify her to serve on the Board.

Class II Directors (Terms Expiring in 2026)

Thomas J. Errico, M.D.

Thomas J. Errico, M.D., 72, is a founder of our company and has served as a member of the Board since 2005. Dr. Errico has been a board-certified orthopedic surgeon since 1986, and currently serves as a pediatric orthopedic spine surgeon at Nicklaus Children’s Hospital. He served as the chief, Division of Spine Surgery in Orthopedics, at NYU Langone Health from 1997 until 2018. He currently serves on the board of Setting Scoliosis Straight, a nonprofit organization focused on advancing medical techniques in the treatment of spinal deformities and is also an adjunct professor of the Department of Orthopaedic Surgery at NYU Grossman School of Medicine. In addition, Dr. Errico is a member of the International Society for the Advancement of Spine Surgery, and served as its president from 2010 to 2011. He is also an original member of the North American Spine Society, and served as its president from 2003 to 2004. Dr. Errico has founded multiple companies in the healthcare industry, including Spinecore, Inc. in 2001, where he served as a director until it was sold to Stryker, Inc. in 2004. Dr. Errico was also a founding member of K2M Group Holdings, Inc. in January 2004. Dr. Errico holds a B.S. in zoology from Rutgers University and an M.D. from Rutgers Medical School, formerly the University of Medicine and Dentistry of New Jersey. The Board believes Dr. Errico is qualified to serve on the Board due to his long tenure as a practicing spine-surgeon and his leadership role with world-class medical institutions, as well as serving as a co-founder, director and investor in a number of successful early-stage healthcare companies.

Thomas M. Patton

Thomas M. Patton, 60, has served as a member of the Board since April 2020. He is a seasoned healthcare executive and board member with operational, strategic, financial, legal, compliance and transactional experience, from start-ups to growth companies, both public and private. He currently is an advisor to the private equity firm SV Health Investors and serves on the board of the Connecticut Port Authority and is co-chair of its audit committee. He was the chief executive officer and member of the board of directors of Ximedica, LLC, a private medical products outsource design and development company from August 2020 to May 2021. From 2015 to 2021, he also served on the board of Misonix, Inc., a publicly traded ultrasonic surgical tools and wound care company, and chaired that company’s audit committee, from October 2015 to November 2021 and served as president and chief executive officer of CAS Medical Systems, a publicly traded developer and distributor of patient monitoring equipment, from 2010-2019. His prior experience includes roles as co-founder, president and chief executive officer of QDx, Inc., a developer of unique micro-fluidic diagnostic technology utilizing digital imaging techniques for hematologic analysis, as president and chief operating officer of Novametrix Medical Systems, Inc., and as chief executive officer of Wright Medical Technology, Inc. Mr. Patton has served on more than a dozen boards of directors for both public and private medical products and services companies. Mr. Patton holds a B.A. in economics from Holy Cross University and J.D. from Georgetown University Law Center. The Board believes that Mr. Patton’s business and financial experience, as well as his medical device industry expertise and ability to serve as an “audit committee financial expert,” qualify him to serve on the Board.

Demographic Background

The Board is committed to having diverse individuals from different backgrounds with varying perspectives, professional experience, education and skills serving as members of the Board. The Board believes that a diverse membership with a variety of perspectives and experiences is an important feature of a well-functioning board.

Board Diversity

Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix
Board Size:
Total Number of Directors	8
	Male	Female	Non-Binary	Gender Undisclosed
Gender:	6	2	—	—
Number of directors who identify in any of the categories below:
African American or Black	—	—	—	—
Alaskan Native or American Indian	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	6	2	—	—
Two or more races or ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Undisclosed	—	—	—	—

Of our eight directors, two (25%) identify as having at least one diversity characteristic (i.e., female, non-binary, LGBTQ+ and/or race or ethnicity other than white).

During 2021 and early 2022, the Nomination and Governance Committee made a concerted effort to recruit new diverse directors to the Board culminating in the appointment of Ms. Goldstein and Ms. Wilber in March 2022.

Executive Officers

Set forth below is the name, age as of March 13, 2024, and certain biographical information for our current executive officers other than our Chief Executive Officer, Daniel S. Goldberger, whose information is set forth above in “Class I Directors (Terms Expiring in 2025).”

Brian M. Posner

Brian M. Posner, 62, has served as our Chief Financial Officer since April 2019. He joined us from Cellectar Biosciences, where he served as chief financial officer from April 2018 to March 2019. Prior to Cellectar, Mr. Posner was chief financial officer at Alliqua BioMedical from 2013 to 2018, chief financial officer at Ocean Power Technologies from 2010 to 2013 and chief financial officer at Power Medical Interventions in 2009. Before such time, Mr. Posner spent nine years at Pharmacopeia from 1999 to 2008, where he served as director of finance before serving as chief financial officer from 2006 to 2008 upon Pharmacopeia’s acquisition by Ligand Pharmaceuticals. Before his employment with Pharmacopeia, Mr. Posner was chief financial officer and vice president of operations at Photosynthetic Harvest, a start-up biotechnology company, and regional chief financial officer at Omnicare. Mr. Posner began his career as an audit supervisor at Coopers & Lybrand, which merged with Price Waterhouse to become PricewaterhouseCoopers. Mr. Posner earned an M.B.A. in managerial accounting from Pace University’s Lubin School of Business and a B.A. in accounting from Queens College.

Executive officers serve at the pleasure of our Board of Directors.

Corporate Governance

Board Operating and Governance Guidelines

We have adopted Corporate Governance Guidelines to assure that the Board has the necessary authority and practices in place to review and evaluate our business operations as needed and can make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines, as well as the charters for each committee of the Board, are available on our website at www.electrocore.com.

Board Leadership Structure

The Board has an independent chairman, Mr. Cuneo, who has authority, among other things, to call and preside over Board meetings, including meetings of the independent directors, to set meeting agendas and to determine materials to be distributed to the Board. Accordingly, the Board Chairman has substantial ability to shape the work of the Board. We believe that separation of the positions of Board Chairman and Chief Executive Officer reinforces the independence of the Board in its oversight of the business and affairs of us. In addition, we believe that having an independent Board Chairman creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of our company and our stockholders. As a result, we believe that having an independent Board Chairman enhances the effectiveness of the Board as a whole.

There are no family relationships among any of our directors and executive officers nor have any of our executive officers or key employees been involved in a legal proceeding that would be required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Exchange Act.

Role of the Board In Risk Oversight

One of the key functions of the Board is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and our audit committee is responsible for considering and discussing our major financial risk exposures and our risk assessment and risk management policies (including those related to data privacy, data security and cybersecurity). Our audit committee also periodically reviews the general process for the oversight of risk management by the Board.

The nominating and governance committee monitors compliance with legal and regulatory requirements and the effectiveness of tour corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our nominating and governance committee is responsible for overseeing key aspects of our general risk management efforts, including the allocation of risk management functions among the Board and its committees. Our compensation committee is responsible for assessing and monitoring whether any of the our compensation policies and programs has the potential to encourage excessive risk-taking.

Meetings of the Board Of Directors

The Board met 11 times during 2023. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committee(s) on which he or she served that were held during the portion of 2023 for which he or she was a director or committee member.

Nasdaq rules require that the non-management directors of the board meet at regularly scheduled executive sessions, without management present, in order to empower the non-management directors to serve as a more effective check on management. During 2023, our non-management directors met in executive session, without management present, at the end of regularly scheduled board meetings or during scheduled executive session calls. Mr. Cuneo, our Board Chairman, presided over the executive sessions.

Nominating and Governance Committee

Our nominating and governance committee currently consists of four directors, Dr. Errico, Ms. Goldstein, Dr. Theofilos and Ms. Wilber. Dr. Errico is the chairman of the nominating and governance committee.

In the opinion of the Board, the composition of our nominating and governance committee satisfies the applicable independence requirements under, and the functioning of our nominating and governance committee complies with, the applicable requirements of Nasdaq. The Board also believes that each member of our nominating and governance committee satisfies the applicable independence requirements of the Nasdaq. We will continue to evaluate and will comply with all future requirements applicable to our nominating and governance committee. The nominating and governance committee’s responsibilities include:

•	annually reviewing the list of director selection criteria contained in our corporate governance guidelines, and making recommendations to the Board regarding necessary or appropriate changes thereto;
•	identifying, reviewing and evaluating candidates, including candidates submitted by stockholders, for election to the Board and recommending to the Board (i) nominees to fill vacancies or new positions on the Board and (ii) the slate of nominees to stand for election by our stockholders at each annual meeting of stockholders;
•	annually recommending to the Board (i) the assignment of directors to serve on each committee; (ii) the chairman of each committee and (iii) the chairman of the Board or lead independent director, as appropriate; developing, recommending, overseeing the implementation of and monitoring compliance with, our corporate governance guidelines, and periodically reviewing and recommending any necessary or appropriate changes thereto; reviewing the adequacy of our certificate of incorporation and bylaws and recommending to the Board, as conditions dictate, amendments for consideration by the stockholders; and such other matters as directed by the Board.
The nominating and governance committee believes that candidates for director should have certain minimum qualifications, which are described in our Corporate Governance Guidelines. The nominating and governance committee also takes these minimum qualifications into account in identifying and evaluating director nominees, including nominees validly recommended by stockholders. In identifying director nominees, the nominating and governance committee strives for a diverse mix of backgrounds and expertise that enhances the ability of the directors collectively to understand the issues facing us and to fulfill the responsibilities of the Board and its committees. For example, during 2021 and early 2022, the Board and the Committee made a concerted effort to recruit diverse directors to the Board culminating in the appointment of Ms. Goldstein and Ms. Wilber in March 2022.
104

Audit Committee

Our audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent registered public accountants. Our audit committee currently consists of three directors, Mr. Gandolfo, Mr. Patton and Ms. Wilber. Mr. Patton is the chairman of the audit committee, and it is the opinion of the Board that Mr. Gandolfo and Mr. Patton are each an “audit committee financial expert” as defined by SEC rules and regulations. The Board has determined that each of the members of our audit committee is independent under Nasdaq listing rules and under Rule 10A-3 under the Exchange Act. We intend to continue to evaluate and comply with the requirements applicable to the audit committee. The principal duties and responsibilities of our audit committee include:

•	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
•	discussing with our independent registered public accounting firm their independence from management and us;
•	reviewing with our independent registered public accounting firm the scope and results of their audit;
•	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm and related fees;
•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
•	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;
•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal control or auditing matters;
•	reviewing our code of business conduct and ethics and recommending any changes to the Board;
•	reviewing and approving certain related party transactions; and
•	discussing our major financial risk exposures (including those related to data privacy, cybersecurity data security and network security) and management's program to monitor, assess and control such exposures, including our risk assessment and risk management policies.
Compensation Committee

Our compensation committee reviews and determines the compensation of our executive officers. Our compensation committee currently consists of four directors, Dr. Errico, Mr. Gandolfo, Ms. Goldstein and Dr. Theofilos, each of whom is a non-employee member of the Board as defined in Rule 16b-3 under the Exchange Act. Mr. Gandolfo is the chairman of the compensation committee. The Board is of the opinion that the composition and functioning of our compensation committee satisfies the applicable independence and other applicable requirements of Nasdaq and SEC rules and regulations. We intend to continue to evaluate and comply with the requirements applicable to our compensation committee. The principal duties and responsibilities of our compensation committee include:

•	establishing, approving, and making recommendations to the Board regarding performance goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of those goals and objectives and recommending to the full Board for approval, the chief executive officer’s compensation, including incentive-based and equity-based compensation, based on that evaluation;
•	setting the compensation of our other executive officers, based in part on recommendations of the chief executive officer;
•	reviewing, approving, and making recommendations to the Board regarding employment agreements, severance arrangements and change of control agreements for the Chief Executive Officer and other executive officers, as appropriate;
•	exercising administrative authority under our stock plans and employee benefit plans;
•	establishing policies and making recommendations to the Board regarding director compensation;
•	review, approve and oversee the policies and procedures in connection with any compensation clawback policy;
•	reviewing compensation plans, programs and policies; and
•	handling such other matters that are specifically delegated to the compensation committee by the Board from time to time.

The compensation committee meets regularly in executive session without management present. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, to provide financial or other background information or advice or to otherwise participate in compensation committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the compensation committee regarding his compensation or individual performance objectives. The charter of the compensation committee grants the compensation committee the authority to conduct or authorize investigations into any matters within the scope of its responsibilities as it will deem appropriate. In addition, under its charter, the compensation committee has the authority to select, retain and terminate, at our expense, advice and assistance from any consultants, independent legal counsel or other advisors.

The compensation committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. For executives other than the Chief Executive Officer, the compensation committee solicits and considers evaluations and recommendations submitted to the compensation committee by the Chief Executive Officer with respect to individual employee performance. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the compensation committee with input from other independent Board members, which recommends to the Board any adjustments to his compensation as well as awards to be granted as part of its deliberations, the compensation committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director share ownership information, stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of a compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant, or otherwise considered by the Committee, to be comparable to us. During the year ended December 31, 2023 and 2022, the compensation committee in its discretion did not engage a compensation consultant.

Information Regarding Committees of the Board of Directors

The Board has three committees: an audit committee, a compensation committee and a nominating and governance committee. The following table provides membership and meeting information for 2023 for each of the Board committees.

Name	Audit Committee		Compensation Committee (1)		Nominating and Governance Committee (1)
Peter Cuneo (2)					X
Thomas J. Errico, M.D.			X		X	*
John P. Gandolfo	X		X	*
Julie Goldstein			X		X
Trevor J. Moody (3)			X
Thomas M. Patton	X	*
Patricia Wilber	X				X
Number of meetings in 2023	6		5		5

*Committee Chair

(1)     Charles S. Theofilos, M.D., was appointed to the Compensation Committee and the Nominating and Governance Committee on March 8, 2024.

(2)     Mr. Cuneo, our Chairman of the Board, resigned from the Nominating and Governance Committee effective August 4, 2023.

(3)     Mr. Moody resigned from the Board and its committees effective August 4, 2023.

Director Nominating Procedures

The Nominating and Governance Committee assists our Board in identifying director nominees consistent with criteria established by our Board. Although the Nominating and Governance Committee does not currently have a specific policy with regard to consideration of director candidates recommended by stockholders, the Board and the Nominating and Governance Committee believe that the Nominating and Governance Committee generally would provide valid recommendations the same consideration as other candidates. Any recommendation submitted by a stockholder to the Nominating and Governance Committee should include information relating to each of the qualifications outlined below concerning the potential candidate along with the other information required by the rules of the SEC, our Bylaws for stockholder nominations, and the Corporate Governance Guidelines available on our website.

Generally, nominees for director are identified and suggested to the Nominating and Governance Committee by our current directors or management using their business networks and evaluation criteria they deem important, which may or may not include diversity. While we do not have a specific policy regarding diversity and has not established minimum experience or diversity qualifications for director candidates, when considering the nomination of directors, the Nominating and Governance Committee does generally consider the diversity of its directors and nominees in terms of knowledge, experience, background, skills, expertise and other demographic factors. We do not impose formal term limits on its directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except for one inadvertent late filing of a report relating to the purchase of common stock in March 2023 by Dr. Errico.

Code Of Business Conduct And Ethics For Employees, Executive Officers And Directors

We have adopted a Code of Business Conduct and Ethics, (the “Code of Conduct”) applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.electrocore.com, under the “Corporate Governance” tab of the “Investors” section. The audit committee of the Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website. A copy of the Code of Conduct may be provided to any person without charge upon written request to: electroCore, Inc., Attn: Corporate Secretary, 200 Forge Way, Suite 205, Rockaway, NJ 07866.

Item 11. Executive Compensation

Named Executive Officers Summary Compensation Table

The Company is currently subject to the scaled reporting rules of the SEC applicable to smaller reporting companies. The following section and notes describe, under such scaled reporting rules,  information for the fiscal years ended December 31, 2023 and 2022, concerning the compensation awarded to, earned by or paid to: (i) our principal executive officer during the fiscal year ended December 31, 2023, and (ii) the most highly compensated executive officer, other than the principal executive officer, during the fiscal year ended December 31, 2023 (collectively, the “NEOs”). Our only executive officers are our Chief Executive Officer (the “CEO”) and our Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)	Non-equity incentive plan compensation ($)	All Other Compensation ($)(4)	Total ($)
Daniel S. Goldberger	2023	601,018	420,714	230,000	-	-	29,601	1,281,333
Chief Executive Officer	2022	556,500	278,250	-	136,912	-	25,943	997,605
Brian Posner	2023	415,000	166,000	-	79,415	-	18,876	679,291
Chief Financial Officer	2022	387,000	154,800	-	54,770	-	18,260	614,830
  Bonuses in this column represent discretionary cash bonuses approved by the Board and/or compensation committee of the Board for 2023 or 2022, as applicable.
  Includes the value of stock options determined using the grant date fair value computed in accordance with FASB ASC 718. See Note 11 to the consolidated financial statements of the Company for the fiscal year ended December 31, 2023 in this Form 10-K for additional description of the assumptions used in the valuation. Amounts in this column do not reflect the actual economic value that may be realized by the applicable NEO.
  On April 17, 2023, Mr. Goldberger voluntarily relinquished the Option Awards granted to him on October 1, 2019, January 25, 2021, and January 17, 2022.
  These amounts consist of payments of health care premiums, contributions to health savings accounts, and employer 401(k) contributions.

Executive Compensation Philosophy

We review compensation annually for all employees, including our NEOs. Our compensation philosophy is centered around two key tenets: (1) building long-term value for our stockholders, and (2) driving employee engagement. To that end, our executive compensation program is grounded in the following principles:

•	Attraction Engagement:	Enable us to attract highly-talented people with exceptional leadership capabilities and engage high-caliber talent.
•	Competitiveness:	Provide total compensation opportunity levels that are competitive with those being offered to individuals holding comparable positions at other companies with which we compete for business and leadership talent.
•	Stockholder Alignment	Deliver majority of compensation through pay elements that are designed to create long-term value for our stockholders, as well as foster a culture of ownership.

The Decision-Making Process

In establishing NEO compensation (base salaries, bonuses and annual equity incentive awards), we consider the following:

•	the relative importance of each NEO’s role and responsibilities;
•	how the NEO has performed relative to these roles and responsibilities;
•	overall company performance; and
•	compensation for comparable positions in the market (as defined by a combination of identified industry comparables and industry/size-specific survey data).The compensation committee oversees the executive compensation program for our NEOs. The committee may work closely with an independent consultant and management to examine the effectiveness of our executive compensation program throughout the year and seeks to ensure that the executive compensation program supports our business goals and aligns with stockholder interests.

Our compensation committee is responsible for the review and approval of compensation for all executive officers other than the CEO. Our compensation committee typically reviews and discusses management’s proposed compensation with the CEO for all executives other than the CEO.
For the CEO, the compensation committee reviews and recommends to the Board for approval annual compensation elements, including bonus targets and associated performance goals. Based on those discussions and after receiving recommendations from the compensation committee, the Board, in its discretion and without members of management participating, ultimately sets compensation for the CEO.
Clawback Policy
We recently adopted a written compensation recovery policy in accordance with applicable Nasdaq rules, a copy of which is filed as an exhibit to this Annual Report on Form 10-K. The policy generally provides that we will seek to recover any incentive-based compensation erroneously awarded to any current or former executive officer due to material noncompliance with any financial reporting requirement under the securities laws during the three completed fiscal years immediately preceding the date we determine that an accounting restatement is required.
Annual Base Salary
For 2022, Mr. Goldberger received a base salary of $556,000 per annum, which was increased to $601,018 for 2023 and $631,000 for 2024. For 2022, Mr. Posner received a base salary of $387,000 per annum, which was increased to $415,000 for 2023 and $435,750 for 2024.
Annual Bonus
We offer our NEOs the opportunity to earn annual discretionary cash bonuses, as determined by the Board or the compensation committee annually at their discretion. The CEO makes recommendations to the compensation committee regarding annual bonus payouts for the executive officers including our other NEOs and the CEO’s other direct reports. With respect to the CEO’s bonus, the compensation committee makes a recommendation to the Board, both of which act without the participation of management including the CEO as to his own salary, bonus, and equity incentive decisions.
For 2023, annual bonuses were based on such factors as the Board and the compensation committee deemed appropriate, including peer group data considered appropriate by the compensation committee and a variety of individual and company priorities, objectives and achievements relating to 2023, as well as the individual NEOs’ performance as it related to their areas of responsibility.
109

Long-Term Incentives

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our executive officers. Our compensation committee is responsible for approving equity grants for executive officers other than the CEO. As noted above, CEO equity awards are recommended by the compensation committee for approval by the Board. Our executives generally are awarded an initial new hire grant upon commencement of employment.

Following the IPO, all employee equity awards have been granted pursuant to the 2018 Omnibus Incentive Compensation Plan. All options are granted with a per share exercise price equal to no less than the closing price of the common stock on the Nasdaq Stock Market on or immediately prior to the date of grant. Our equity grants to employees generally vest over a three- or four-year period.

Equity Compensation

We generally have granted equity awards to our employees, including our NEOs, as the long-term incentive component of our compensation program.

On October 1, 2019, Mr. Goldberger received an initial grant of 50,955 options to purchase shares of common stock, at an exercise price of $27.90 per share. One-fourth of the options vest on each of the first four anniversaries of the date of grant, subject to Mr. Goldberger’s continued employment with us through the applicable vesting dates.

On January 25, 2021, Mr. Goldberger received an incentive award of 18,000 options to purchase shares of common stock, at an exercise price of $39.90 per share. One-fourth of the options vest on each of the first four anniversaries of the date of grant, subject to Mr. Goldberger’s continued employment with us through the applicable vesting dates.

On January 17, 2022, Mr. Goldberger received an incentive award of 16,666 options to purchase shares of common stock, at an exercise price of $11.55 per share. One-third of the options vest on each of the first three anniversaries of the date of grant, subject to Mr. Goldberger’s continued employment with us through the applicable vesting dates.

On April 17, 2023, Mr. Goldberger voluntarily relinquished the foregoing incentive awards granted on October 1, 2019, January 25, 2021 and January 17, 2022.

On August 4, 2023, Mr. Goldberger received an incentive award of 50,000 restricted stock units. One-third of the underlying shares of common stock vest on each of the first, second, and third anniversaries of the date of grant, subject to Mr. Goldberger’s continued employment with us through the applicable vesting dates, and which restricted stock units are also subject to potential acceleration of vesting upon a double-trigger change in control as defined in our Executive Severance Policy.

On January 16, 2024, Mr. Goldberger received an incentive award of 75,000 restricted stock units. One-third of the underlying shares of common stock vest on each of the first, second, and third anniversaries of the date of grant, subject to Mr. Goldberger’s continued employment with us through the applicable vesting dates, and which restricted stock units are also subject to potential acceleration of vesting upon a double-trigger change in control as defined in our Executive Severance Policy.

On January 18, 2021, Mr. Posner received an incentive award of 16,666 options to purchase shares of common stock, at an exercise price of $26.55 per share. One-fourth of the options vest on each of the first four anniversaries of the grant date, subject to Mr. Posner’s continued employment with us through the applicable vesting dates, and which options are also subject to potential acceleration of vesting upon a double-trigger change in control as defined in our Executive Severance Policy.

On January 14, 2022, Mr. Posner received an incentive award of 6,666 options to purchase shares of common stock, at an exercise price of $11.55 per share. One-third of the option vests on each of the first three anniversaries of the grant date, subject to Mr. Posner’s continued employment with us through the applicable vesting dates, and which options are also subject to potential acceleration of vesting upon a double-trigger change in control as defined in our Executive Severance Policy.

On July 31, 2023, Mr. Posner received an incentive award of 20,000 options to purchase shares of common stock, at an exercise price of $4.50 per share. One-third of the option vests on each of the first three anniversaries of the grant date, subject to Mr. Posner’s continued employment with us through the applicable vesting dates, and which options are also subject to potential acceleration of vesting upon a double-trigger change in control as defined in our Executive Severance Policy.

On January 16, 2024, Mr. Posner received an incentive award of 16,000 restricted stock units. One-third of the underlying shares of common stock vest on each of the first, second, and third anniversaries of the date of grant, subject to Mr. Posner’s continued employment with us through the applicable vesting dates, and which restricted stock units are also subject to potential acceleration of vesting upon a double-trigger change in control as defined in our Executive Severance Policy.

Other Compensation and Benefits

Our NEOs are eligible to participate in our employee benefit plans and programs, including medical and dental benefits and flexible spending accounts, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans. We also sponsor a 401(k) defined contribution plan in which NEOs may participate, subject to limits imposed by the Internal Revenue Code, to the same extent as its other full-time employees.

Retirement Policy

Our voluntary retirement policy provides eligible employees a one-time lump cash payment equal to one week of pay for each year of service to us as well as other benefits including potential acceleration of stock-based compensation. To be eligible for our retirement policy, an employee must attain a minimum age of 60 years old and eight minimum years of continuous service to our company.

Employment Agreements

Our current executive officers are not party to employment agreements with a fixed term. They are employed on an at-will basis, subject to the terms of (i) their respective employment offer letters, and (ii) the Executive Severance Policy described below.

Daniel S. Goldberger

Pursuant to his employment offer letter (the “Goldberger Agreement”), Mr. Goldberger was paid an annual base salary of $601,020 for 2023, which was increased to $631,000 for 2024. In addition, Mr. Goldberger is entitled to receive, subject to employment by us on the applicable date of bonus payout, an annual target discretionary bonus, payable at the discretion of the Board. In January 2024, on the recommendation of the compensation committee, Mr. Goldberger’s target discretionary bonus opportunity for 2024 was adjusted to be for up to 70% of his base salary. Pursuant to the Goldberger Agreement, Mr. Goldberger is also eligible to receive healthcare benefits as may be provided from time to time by us to our employees generally, to participate in our 401(k) plan and to receive paid time off annually in accordance with our policies in effect from time to time.

Brian M. Posner

Pursuant to his employment offer letter (the “Posner Agreement”), Mr. Posner was paid an annual base salary of $ $415,000 in 2023, which was increased to $435,750 in 2024. In addition, Mr. Posner is entitled to receive, subject to employment us on the applicable date of bonus payout, an annual target discretionary bonus of up to 40% of his annual base salary, payable at the discretion of the Board or the compensation committee. Pursuant to the Posner Agreement, Mr. Posner is also eligible to receive healthcare benefits as may be provided from time to time by us to our employees generally, to participate in our 401(k) plan and to receive paid time off annually in accordance with our policies in effect from time to time.

Outstanding Equity Awards at the End of 2023

The following table provides information about outstanding options, units and stock awards issued by us that were held by each of our NEOs as of December 31, 2023. None of our NEOs held any other equity awards from the Company as of December 31, 2023.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Award Grant Date	Option Expiration Date	Award Grant Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)²
Daniel S. Goldberger(1)	-	-	-	-	-	8/4/2023	50,000	$297,500
Brian M. Posner	6,999	-	$120.90	3/11/2019	3/11/2029	-	-	-
	5,250	1,750	$21.00	6/12/2020	6/12/2030	-	-	-
	8,334	8,332	$26.55	1/18/2021	1/18/2031	-	-	-
	2,222	4,444	$11.55	1/14/2022	1/14/2032	-	-	-
	-	20,000	$4.50	7/31/2023	7/31/2033	-	-	-

1 On April 17, 2023, Mr. Goldberger voluntarily relinquished the option awards granted on October 1, 2019, January 25, 2021, and January 17, 2022.

² Value in this column is based on the closing price of our common stock on Nasdaq on the last business day of fiscal 2023 ($5.95).

Potential Payments upon Termination or Change in Control

Under our Executive Severance Policy, if the we terminate an eligible member of our senior management team without “cause” or if the executive resigns for “good reason” (as those terms are defined below), we will provide the following severance benefits: (i) severance payment in an amount equal to six months of base salary (or one year of base salary and target bonus in the case of our Chief Executive Officer)payable in equal installments over the six-month or one-year period, as applicable, (ii) the accrued but unpaid annual incentive bonus, if any, for the year ended prior to the executive’s termination of employment payable at the same time such annual bonuses for such year to other members of the senior management team, (iii) an annual incentive bonus, if any, for the year in which the executive’s termination of employment occurred based on actual performance and pro-rated for the period of employment during such year through the executive’s termination of employment; provided that no such pro-rated bonus shall be payable unless the period of employment during such year exceeds six months and which will be payable at the same time annual incentive bonuses for such year are paid to other members of the senior management team, and (iv) reimbursement of COBRA premiums for group health continuation coverage paid by the terminated executive for the duration of the “severance period” (as defined below). If the termination without cause or resignation for good reason occurs within two years after a “change in control” we will provide the following severance benefits in lieu of the benefits provided in the previous sentence: (i) a lump sum severance payment in an amount equal to one year of base salary (or one and one-half (1.5) years of the sum of base salary and target bonus in the case of our Chief Executive Officer), and (ii) reimbursement of COBRA premiums for group health continuation coverage paid by the terminated executive for the duration of the severance period, and (iii) acceleration of vesting for all outstanding equity compensation and an extension of the period of time to exercise outstanding stock options and stock appreciation rights until the earlier of 150 days following the executive’s termination of employment or the original expiration date for such options or stock appreciation rights.

For purposes of the Executive Severance Policy, “cause” means any of the following: (a) the executive’s willful failure to fulfill, in any material respect, his or her duties and responsibilities to us (other than by reason of death, illness or disability); (b) the executive’s willful misconduct, gross negligence or willful acts of personal dishonesty in the performance of his or her duties to us that directly, materially and demonstrably impairs or damages our property, goodwill, reputation, business or finances; (c) the conviction of, or plea of nolo contendere by, the executive to, a felony or a crime involving moral turpitude that materially and demonstrably impairs or damages our property, goodwill, reputation, business or finances; (d) the executive’s commission of fraud or embezzlement against us; (e) the executive’s willful or intentional violation of any lawful policy that directly, materially and demonstrably impairs or damages our property, goodwill, reputation, business or finances; or (f) the executive’s breach of the terms of any confidentiality and assignment agreement, which contains restrictive covenants in favor of us.

For purposes of the Executive Severance Policy “good reason” means any of the following (a) any material reduction in the executives base annual compensation prior to a “change in control”; provided, however, that a reduction in the executives base annual compensation will not constitute “good reason” if we reduce the annual base compensation of all participants in the Executive Severance Policy on a substantially equivalent basis; (b) any material reduction in the executive’s base annual compensation during the period commencing on or after a “change in control” and ending on the second anniversary of a “change in control”; (c) any material diminution in the executive’s authority, duties, offices, title or responsibilities; or (d) a transfer of executive’s principal place of employment to a location that is more than 30 miles from the executive’s then current principal place of employment.

For purposes of the Executive Severance Policy, “severance period” means the number of months set forth in the table below based on the executive’s employment position at the time of his involuntary termination of employment that results in the executive’s termination for “good reason”:

Severance Period
Employment Position	Prior to a Change in Control or on or After the Second Anniversary of a Change in Control	Two-Year Period After a Change in Control
CEO:	12 months	18 months
All Other Participants:	6 months	12 months

In connection with the appointment of Mr. Posner as Chief Financial Officer effective April 2019, we agreed to increase (i) the severance period for Mr. Posner under the Executive Severance Policy from six months to 12 months, and (ii) the Severance Multiple (as defined in the Executive Severance Policy) payable to Mr. Posner from 0.5 to 1.0.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information regarding our equity compensation plans as of December 31, 2023.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	832,000	$37.46	12,766
Equity compensation plans not approved by security holders	-	-	-
Total	832,000	$37.46	12,766

In accordance with the terms of the 2018 Plan, effective January 1, 2024, the Board increased the number of shares available for issuance under the 2018 Plan by 331,935 shares of common stock, which was an amount equal to approximately 4% of the shares of common stock outstanding on a fully diluted basis as of December 31, 2023.

Director Compensation

Our Non-Employee Director Compensation Policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Annual Director Cash Compensation

We pay each of our non-employee directors a cash retainer for service on the Board. As of January 1, 2023, the retainers payable to non-employee directors for service on the Board and for service as a chairman of a standing committee of the Board were as follows:

Annual Board Service Retainer
All non-employee directors (other than the Chairman of the Board)	$47,000
Non-executive Chairman of the Board	$67,000
Annual Committee Chair Service Retainer
Chair of the Audit Committee	$17,000
Chair of the Compensation Committee	$11,000
Chair of the Nominating and Governance Committee	$8,000

Effective October 1, 2023, the retainers payable to non-employee directors for service on the Board and for service on each standing committee of the Board on which the director is a member became as follows:

Annual Board Service Retainer
All non-employee directors (other than the Chairman of the Board)	$50,000
Non-executive Chairman of the Board	$80,000
Annual Committee Chair Service Retainer
Chair of the Audit Committee	$20,000
Chair of the Compensation Committee	$15,000
Chair of the Nominating & Governance Committee	$10,000

Annual Committee Member Retainer (other than Committee Chair)

Audit Committee	$10,000
Compensation Committee	$7,500
Nominating and Governance Committee	$5,000

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

Annual Director Equity Compensation

All non-employee director equity compensation set forth below is granted under the 2018 Plan. All stock options granted under this plan and the Non-Employee Director Compensation Policy are nonstatutory stock options, with an exercise price per share equal to 100% of the Fair Market Value (as defined in the 2018 Plan) of the underlying shares of common stock on the date of grant, and a term of 10 years from the date of grant (subject to earlier termination in connection with a termination of service as provided in the 2018 Plan).

Initial Equity Grant

Under the Non-Employee Director Compensation Policy each new non-employee director receives an inaugural equity grant valued at $150,000. The inaugural grants vest in equal monthly increments over a three-year period from the grant date (subject to earlier vesting in the case of a change of control as defined in the 2018 Plan). Dr. Theofilos received an initial equity award under the Non-Employee Director Compensation Policy in January 2024.

Annual Equity Grant

On August 4, 2023, the date of our annual meeting of stockholders, the Board approved annual equity awards valued at $140,000 to the Chairman of the Board, and $100,000 to each of the other five continuing non-employee directors. All such annual awards vest in 12 equal monthly installments on the next annual meeting of stockholders, subject to earlier vesting in the case of a change of control (as defined in the 2018 Plan).

Summary Compensation Table

The following table shows certain information with respect to the compensation of all our non-employee directors for the fiscal year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(2)(3)	All Other Compensation ($)(4)	Total ($)
F. Peter Cuneo	70,250	-	140,000	-	210,250
Thomas J. Errico, M.D.	58,125	100,000	-	-	158,125
Joseph P. Errico*	23,500	-	-	161,868	185,368
John P. Gandolfo	55,834	100,000	-	-	155,834
Julie A. Goldstein	50,875	-	100,000	-	150,875
Trevor J. Moody(5)	34,516	-	-	-	34,516
Thomas M. Patton	65,500	100,000	-	-	165,500
Charles S. Theofilos, M.D.(6)	-	-	-	-	-
Patricia Wilber	51,500	100,000	-	-	151,500

(1)	Represents the grant date fair value of annual equity awards, granted on August 4, 2023, of 21,739 shares to Thomas J. Errico, M.D., John P. Gandolfo, Thomas M. Patton, and Patricia Wilber. The awards were granted as either restricted stock units (“RSUs”) or deferred stock units (“DSUs”). Amounts in this column do not reflect the actual economic value that may be realized by the applicable non-employee director.
(2)	Annual equity awards vest in 12 equal monthly installments from the grant date, provided that such grants shall become fully vested on (i) the one-year anniversary of the grant date and (ii) the close of business one business day prior to our next annual stockholder meeting following the grant date, whichever is earlier, subject to the grantee’s continued service to us on the applicable vesting date and earlier vesting upon a change of control of our Company.
(3)	Represents grant date fair value of annual equity awards granted on August 4, 2023 of 36,383 and 25,989 options with an exercise price of $4.60 per share to F. Peter Cuneo and Julie A. Goldstein, respectively. The grant date fair value was computed in accordance with FASB ASC 718. See Note 11 to the consolidated financial statements in this Annual Report for a description of the assumptions used in valuing these options. Amounts in this column do not reflect the actual economic value that may be realized by the applicable nonemployee director.
(4)	Represents consulting fees paid for the year ended December 31, 2023. Mr. Errico resigned from the Board effective May 22, 2023.
(5)	Mr. Moody completed his term of service as of the 2023 Annual Meeting, did not stand for reelection, and resigned from the Board effective August 4, 2023.
(6)	Dr. Theofilos joined the Board on December 8, 2023, and received an initial equity award under the Director Compensation Policy on January 1, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our shares of common stock as of February 29, 2024 for:

  each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of its shares of common stock;
  each of our named executive officers;
  each of our directors; and
  all of our current executive officers and directors as a group.

The percentage ownership information is based upon 6,002,628 of common stock outstanding as of February 29, 2024. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options, restricted and deferred stock units, restricted stock awards or warrants that were outstanding on February 29, 2024, and which are exercisable on or before April 30, 2024, which is 60 days after February 29, 2024. These shares are deemed to be outstanding and beneficially owned by the person holding those options, restricted and deferred stock units, restricted stock awards or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Except as otherwise noted below, the address for persons listed in the table is c/o electroCore, Inc., 200 Forge Way, Suite 205, Rockaway, NJ 07866.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Principal Stockholders:
AMW Investment Company ,Inc.(1)	550,364	9.9%
Kathryn Theofilos(2)	637,933	9.9%
Happy Holstein Management LLC(3)	536,472	8.4%
Named Executive Officers and Directors:
F. Peter Cuneo(4)	68,758	1.1%
Thomas J. Errico, M.D.(5)	216,955	3.6%
John P. Gandolfo(6)	42,458	*
Daniel S. Goldberger(7)	111,555	1.9%
Julie A. Goldstein(8)	105,948	1.8%
Thomas M. Patton(9)	57,765	1.0
Brian M. Posner(10)	35,630	*
Charles S. Theofilos, M.D.(11)	414,511	6.9%
Patricia Wilber(12)	21,443	*
Directors and named executive officers as a group (9 persons)		17.0%

*Denotes less than one percent.

116

1.

Based on a Schedule 13G/A filed with the SEC on February 14, 2024. Represents 550,364 shares of common stock beneficially owned by AWM Investment Company, Inc., a Delaware corporation (“AWM”), as the investment adviser to Special Situations Cayman Fund, L.P., a Cayman Islands Limited Partnership (“Cayman”), and Special Situations Fund III QP, L.P., a Delaware limited partnership (“SSFQP” and, together with Cayman, SSFQP and the “AWM Funds”). David M. Greenhouse and Adam C. Stettner are the principal owners of AWM. Through their control of AWM, Messrs. Greenhouse and Stettner share voting and investment control over the portfolio securities of each of the AWM Funds. Includes 550,364 shares of common stock. The amounts exclude an additional 896,600 shares of common stock underlying warrants consisting of (i) 396,600 common stock warrants with a 9.99% beneficial ownership limitation and (ii) 500,000 prefunded warrants with a 9.99% beneficial ownership limitation. The amounts set forth in the table above give effect to such beneficial ownership limitations. The address for AWM is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, New York, 10022.

2.	Based on a Schedule 13D filed with the SEC on December 18, 2023. Represents 637,933 shares of common beneficially owned by Kathryn Theofilos. Includes (i) 8,556 shares of common stock held directly by Kathyrn Theofilos, (ii) 85,973 shares of common stock held in a joint account with her spouse, Charles Theofilos, MD, (iii) 153,168 shares of common stock held by Happy Holstein, LLLP, a Florida limited liability limited partnership, of which Happy Holstein Management, LLC is the general partner, of which Kathryn Theofilos is the manager, (iv) 790 shares of Common Stock held by MCKT, LLC, a Florida limited liability company of which Kathryn Theofilos is the manager, (v) 6,142 shares held by Kathryn Theofilos’ adult children, over which she shares voting and dispositive power, (vi) 113,114 prefunded warrants with a 9.99% beneficial ownership limitation held by Happy Holstein Management, LLC, and (vii) 270,190 common stock warrants with a 9.99% beneficial ownership limitation held by Happy Holstein Management, LLC. The amounts set forth in the table above do not effect to such beneficial ownership limitations. The address for Kathryn Theofilos is 300 Village Square Crossing, Suite 102, Palm Beach Gardens, FL 33410.
3.	Based on a Schedule 13D filed with the SEC on December 18, 2023. Represents 536,472 shares of common beneficially owned by Happy Holstein Management, LLC. Includes (i) 153,168 shares of common stock held by Happy Holstein, LLLP, a Florida limited liability limited partnership, of which Happy Holstein Management, LLC is the general partner, (ii) 113,114 shares of prefunded warrants with a 9.99% beneficial ownership limitation held by Happy Holstein Management, LLC, and (iii) 270,190 common stock warrants with a 9.99% beneficial ownership limitation held by Happy Holstein Management, LLC. The address for Happy Holstein Management, LLC is 300 Village Square Crossing, Suite 102, Palm Beach Gardens, FL 33410.
4.	Represents 5,665 shares of common stock, 60,261 options and 2,832 warrants to purchase shares of common stock.
5.	Represents 150,023 shares of common stock held directly by Dr. Errico; 1,296 shares of common stock held directly by a trust for the benefit of Dr. Errico’s family members; and 14,016 options to purchase shares of common stock, 14,493 restricted stock units, 14,324 deferred stock units, and 22,803 warrants to purchase shares of common stock held directly by Dr. Errico.
6.	Represents 1,266 shares of common stock and 41,192 deferred stock units.
7.	Represents 86,060 shares of common stock and 25,495 warrants to purchase shares of common stock.
8.	Represents 64,675 shares of common stock, 17,326 options to purchase common stock, 6,950 deferred stock units and 16,997 warrants to purchase shares of common stock.
9.	Represents 24,016 shares of common stock, 28,225 deferred stock units, and 5,524 warrants to purchase common stock.
10.	Represents 6,437 shares of common stock and 29,193 options to purchase shares of common stock.
11.	Represents 326,437 shares of common stock and 2,101 deferred stock units held directly by Dr. Theofilos, and 85,973 shares of common stock held in a joint account with Dr. Theofilos’ spouse. The amount excludes an additional 396,599 shares of common stock underlying warrants consisting of (i) 283,285 common stock warrants with a 9.99% beneficial ownership limitation and (ii) 113,314 prefunded warrants with a 9.99% beneficial ownership limitation held or managed by Happy Holstein Management, LLC, a Florida limited liability limited company, of which Dr. Theofilos’s spouse is the manager. Dr. Theofilos may be deemed to share voting and investment power over the securities held by his spouse and Happy Holstein Management, LLC. Dr. Theofilos disclaims beneficial ownership over the securities held or managed by his spouse and Happy Holstein Management, LLC except to the extent of his pecuniary interest therein.
12.	Represents 3,336 shares of common stock and 18,107 restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Independence Of The Board Of Directors

The common stock is listed on the Nasdaq Capital Market. Under Nasdaq rules, independent directors must comprise a majority of our board of directors. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board has determined that each of our directors other than Daniel S. Goldberger, our CEO, are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making these determinations, the Board has reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and its management, including the beneficial ownership of Company capital stock by each non-employee director, any relevant family relationships, and transactions involving directors, including those described in the section entitled “Certain Related Party Transactions.”

Related-Person Transactions Policy And Procedures

We have adopted a written Related Party Transaction Policy that set forth its procedures for the identification, review, consideration and approval or ratification of related person transactions. A related person includes directors, executive officers, beneficial owners of 5% or more of any class of our voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest.

Under the policy, related person transactions with the scope of the policy must be reviewed and approved by our audit committee.

In considering related person transactions, our audit committee will take into account the relevant available facts and circumstances including, but not limited to:

•	the related person's interest in the related person transaction;
•	the approximate dollar value of the amount involved in the related person transaction;
•	the approximate dollar value of the amount of the related person's interest in the transaction without regard to the amount of any profit or loss;
•	whether the transaction was undertaken in the ordinary course of business;
•	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;
•	the purpose of, and the potential benefits to us of, the transaction; and
•	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Related Party Transaction Policy requires that, in determining whether to approve, ratify or reject a related person transaction, the audit committee must review all relevant information available to it about such transaction, and that it may approve or ratify the related person transaction only if it determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests. The review, approval or ratification of a transaction, arrangement or relationship pursuant to the Related Party Transaction Policy does not necessarily imply that such transaction, arrangement or relationship is required to be disclosed under Item 404(a) of Regulation S-K promulgated by the SEC.

Employee, Officer and Director Hedging

We have adopted a written insider trading policy applicable to all directors, officers and employees. The policy prohibits subject individuals from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of our securities.

Certain Related Party Transactions

Except for the transactions described in this section, there have been no transactions since January 1, 2023 involving an amount in excess of $120,000 to which we have been a participant and in which any of its directors, executive officers or holders of more than 5% of its share capital, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation.”

On May 22, 2023, Joseph P. Errico, a former director who resigned from the Board on such date, entered into an amendment to his Consulting Agreement with us (the “Consulting Agreement”), pursuant to which Mr. Errico will serve as Science and Strategic Advisor to us providing certain consulting and advisory services to our CEO for a three-year term. In consideration for such services, Mr. Errico receives $10,000 per calendar month for up to 20 hours per a month plus hourly or per diem fees for any additional services. The Consulting Agreement contains additional customary provisions, and sets forth a framework pursuant to which Mr. Errico may attend regularly scheduled meetings of the Board in a non-voting, observer capacity through May 22, 2024.

On August 2, 2023, we sold (i) 1,062,600 registered shares of common stock, and (ii) pre-funded warrants to purchase up to 613,314 shares of common stock in a registered direct offering to purchasers including Mr. Errico and Happy Holstein Management, LLC, of which Kathryn Theofilos, the spouse of Charles S. Theofilos, a member of our Board since December 8, 2023, is the manager. The pre-funded warrants were sold at a purchase price of $4.35 minus $0.001 per pre-funded warrant, and are exercisable immediately at an exercise price of $0.001 per share. In a concurrent private placement, we sold an aggregate of up to 837,955 warrants to purchase shares of common stock. Each share of common stock in the registered direct offering was sold together with one-half of one warrant at a combined effective offering price of $4.4125 per share and related warrant. The warrants became exercisable as of February 2, 2024 at a price of $4.35 per share and will expire five years after they first became exercisable. On August 2, 2023, in a separate concurrent private placement to several of our then directors, we sold (i) 169,968 shares of common stock and (ii) warrants to purchase up to 84,982 shares of common stock. Each share of common stock in this concurrent private placement was sold together with one-half of one warrant at a combined effective offering price of $4.4125 per share and related warrant. The common stock was sold at a purchase price of $4.35 per share.

In connection with the registered direct offering, we agreed not to (i) enter into any agreement to issue or announce the issuance or proposed issuance of any common stock or common stock equivalents for a period of 180 days, or (ii) file any registration statement or amendment or supplement thereto for a period of 90 days. We also agreed not to effect or enter into an agreement to effect any issuance of common stock or common stock equivalents involving a variable rate transaction until August 2, 2024. We also agreed to indemnify the purchasers against certain liabilities, including liabilities under the Securities Act of 1933 and liabilities arising from breaches of representations and warranties contained in the purchase agreements.

The purchasers listed below participated in either the registered direct offering or concurrent private placements, and may be considered related persons of our company. The purchase agreement contained customary representations, warranties and covenants including certain registration rights pursuant to which we filed a registration statement on Form S-1 (File No: 333-274199) with the SEC that was declared effective by the SEC on August 31, 2023. The table below summarizes the issuances of common stock and warrants to the related parties.

Purchaser	Investment Amount	Common Stock Purchased	Pre-Funded Warrants Purchased	Warrants Purchased
Happy Holstein Management, LLC (1)	$2,500,000	453,257	113,314	283,285
Joseph P. Errico	$250,000	56,657	—	28,328
Daniel S. Goldberger	$225,000	50,991	—	25,495
Thomas J. Errico	$201,242	45,607	—	22,803
Trevor J. Moody	$100,000	22,662	—	11,331
Julie A. Goldstein	$150,000	33,994	—	16,997
Thomas M. Patton	$48,758	11,049	—	5,524
F. Peter Cuneo	$25,000	5,665	—	2,832

(1) Kathryn Theofilos, the spouse of Charles S. Theofilos, a member of our Board since December 8, 2023, is the manager of Happy Holstein Management, LLC.

Indemnification Agreements

Our bylaws contain provisions limiting the liability of directors and providing that we will indemnify each of our directors to the fullest extent permitted under the General Corporation Law of the State of Delaware or any other applicable law. Our bylaws also provide the Board with discretion to indemnify our officers and employees when determined appropriate by the Board.

In addition, we have entered and expect to continue to enter into agreements to indemnify our non-employee directors as determined by the Board. With specified exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. we believe that these provisions in its governing documents and indemnification agreements are necessary to attract and retain qualified persons as directors. We also maintain customary directors’ and officers’ liability insurance.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2023 and December 31, 2022 by Marcum LLP, our principal accountants for these each of these two fiscal years.

	Year Ended December 31,
	2023	2022
Audit Fees	$332,040	278,000
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$332,040	278,000

All fees described above were pre-approved by the audit committee.

Audit Fees include fees billed for the fiscal year shown for professional services for the audit of our annual financial statements, quarterly reviews, and review of our registration statements and other SEC filings.

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
3.1

Certificate of Incorporation of electroCore, Inc, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, as filed with the Commission on August 14, 2018.

3.2	Amended and Restated Bylaws of electroCore, Inc. incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on December 23, 2021.

3.3	Certificate of Designation of the Series A Preferred Stock of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 27, 2022.

3.4	Certificate of Elimination of the Series A Preferred Stock of the Company, dated March 3, 2023, incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the Commission on March 8, 2023.

3.5	Certificate of Amendment to the Certificate of Incorporation, filed February 13, 2023, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 14, 2023.

4.1*	Description of Securities

4.2	Form of Pre-Funded Warrant, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on July 31, 2023.

4.3	Form of Common Warrant, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on July 31, 2023.

10.2†

electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 as filed with the Commission on May 3, 2023.

10.3†	Form of Employee Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the Commission on March 8, 2023.

10.4†	Form of Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the Commission on March 8, 2023.

10.5†

Form of Employee Restricted Stock Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.6†

Form of Non-Employee Director Inaugural Deferred Stock Unit Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.7†

Form of Non-Employee Director Inaugural Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

122

10.8†

Form of Non-Employee Director Inaugural Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.9†

Form of Non-Employee Director Annual Deferred Stock Unit Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.10†

Form of Non-Employee Director Annual Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.11†

Form of Non-Employee Director Annual Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.12†

Form of Indemnification Agreement between the Registrant and each of its executive officers and directors,incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.13†

Form of electroCore, Inc. Management Severance Plan, incorporated by reference to Amendment No.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the Commission on May 1, 2023.

10.14†	electroCore, Inc. Non-Employee Director Compensation Policy, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-274199, as filed with the Commission on August 24, 2023.

10.15	Form of Series A Warrant, incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.16†	Employment Offer Letter, dated as of September 26, 2019, between electroCore, Inc. and Daniel Goldberger, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on October 2, 2019.

10.17†	Brian Posner Employment Agreement, dated as of January 30, 2019, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on March 12, 2019.

10.18†	Amendment to Brian Posner Employment Agreement, dated as of August 8, 2019, incorporated by reference to the Company's Quarterly Report on Form 10-Q, as filed with the Commission on August 14, 2019.

10.19	Securities Purchase Agreement, dated as of July 31, 2023 (Registered Direct), incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on July 31, 2023.

10.20	Securities Purchase Agreement, dated as of July 31, 2023 (Private), incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on July 31, 2023.

21.1*	List of subsidiaries of electroCore, Inc.

23.1*	Consent of Marcum LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Indicates management agreement
124

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

electroCore, Inc.

Date: March 13, 2024	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer and Director (Principal Executive Officer)
Date: March 13, 2024	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Cuneo	Chairman of the Board	March 13, 2024
Peter Cuneo

/s/ Daniel S. Goldberger	Director	March 13, 2024
Daniel S. Goldberger

/s/ Thomas J. Errico, M.D.	Director	March 13, 2024
Thomas J. Errico, M.D.
/s/ John Gandolfo	Director	March 13, 2024
John Gandolfo

/s/ Julie A. Goldstein	Director	March 13, 2024
Julie A. Goldstein

/s/ Thomas Patton	Director	March 13, 2024
Thomas Patton

/s/ Charles S. Theofilos, M.D.	Director	March 13, 2024
Charles S. Theofilos, M.D.

/s/ Patricia Wilber	Director	March 13, 2024
Patricia Wilber

F-1

                                 .

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of electroCore, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of electroCore, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
March 13, 2024

F-2

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$10,331	$17,712
Restricted cash	250	250
Accounts receivable, net	717	401
Inventories, net	2,160	1,982
Prepaid expenses and other current assets	836	828
Total current assets	14,294	21,173

Inventories, noncurrent	607	2,194
Property and equipment, net	204	50
Operating lease right of use assets, net	502	565
Other assets, net	495	774
Total assets	$16,102	$24,756
Liabilities and Equity
Current liabilities:
Accounts payable	$2,163	$2,129
Accrued expenses and other current liabilities	5,871	4,842
Current portion of operating lease liabilities	89	74
Total current liabilities	8,123	7,045
Noncurrent liabilities:
Operating lease liabilities, noncurrent	537	625
Total liabilities	8,660	7,670
Commitments and contingencies (see Note 12)	—	—
Mezzanine equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 0 shares issued and outstanding at December 31, 2023 and 71,173 shares issued and outstanding at December 31, 2022	—	—
Stockholders' equity:
Common Stock, par value $0.001 per share; 500,000,000 shares authorized as of both December 31, 2023 and 2022; 6,002,628 shares issued and outstanding at December 31, 2023, and 4,744,886 shares issued and outstanding at December 31, 2022	6	5
Additional paid-in capital	172,704	163,520
Accumulated deficit	(165,204)	(146,370)
Accumulated other comprehensive loss	(64)	(69)
Total equity	7,442	17,086
Total liabilities and equity	$16,102	$24,756

See accompanying notes to the consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2023	2022
Net sales	$16,030	$8,592
Cost of goods sold	2,804	1,616
Gross profit	13,226	6,976
Operating expenses:
Research and development	5,321	5,520
Selling, general and administrative	27,174	24,330
Total operating expenses	32,495	29,850
Loss from operations	(19,269)	(22,874)
Other (income) expense:
Interest and other income	(433)	(287)
Other expense	184	6
Total other income	(249)	(281)
Loss before income taxes	(19,020)	(22,593)
Benefit from income taxes	186	431
Net loss	(18,834)	(22,162)
Preferred stock dividend	—	—
Net loss available for common shareholders	$(18,834)	$(22,162)
Net loss per share of common stock - Basic and Diluted (see Note 9)	$(3.42)	$(4.69)
Weighted average common shares outstanding - Basic and Diluted (see Note 9)	5,515	4,729

See accompanying notes to the consolidated financial statements.

F-2

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2023	2022
Net loss	$(18,834)	$(22,162)
Other comprehensive income (loss):
Foreign currency translation adjustment	5	(82)
Other comprehensive income (loss)	5	(82)
Preferred dividend	—	—
Comprehensive loss available to common shareholders	$(18,829)	$(22,244)

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Statements of Equity
(in thousands)

	Mezzanine Equity		Stockholders' Equity
					Additional		Accumulated other
	Preferred Stock		Common Stock		paid-in	Accumulated	comprehensive	Total
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balances as of January 1, 2022	—	—	4,714	5	160,838	(124,208)	13	36,648
Net loss	—	—	—	—	—	(22,162)	—	(22,162)
Other comprehensive loss	—	—	—	—	—	—	(82)	(82)
Issuance of common stock in connection with employee stock plans, net of forfeitures	—	—	31	—	—	—	—	—
Dividend preferred	71	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	2,682	—	—	2,682
Balances as of January 1, 2023	71	—	4,745	5	163,520	(146,370)	(69)	17,086
Net loss	—	—	—	—	—	(18,834)	—	(18,834)
Other comprehensive income	—	—	—	—	—	—	5	5
Sale of common stock and warrants	—	—	1,233	1	8,143	—	—	8,144
Financing fees	—	—	—	—	(657)	—	—	(657)
Issuance of common stock in connection with employee stock plans, net of forfeitures	—	—	25	—	—	—	—	—
Preferred stock redemption	(71)	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	1,698	—	—	1,698
Balances as of December 31, 2023	—	—	6,003	$6	$172,704	$(165,204)	$(64)	$7,442

See accompanying notes to the consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,834)	$(22,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,698	2,682
Depreciation and amortization	962	548
Decrease in allowance for credit losses	(54)	—
Amortization of right of use assets	63	48
Inventory reserve charge	682	196
Changes in operating assets and liabilities:
Accounts receivable	(262)	37
Inventories	96	296
Prepaid expenses and other assets	(8)	225
Accounts payable	35	1,191
Accrued expense and other current liabilities	1,027	356
Operating lease liabilities	(73)	(62)
Net cash used in operating activities	(14,668)	(16,645)
Cash flows from investing activities:
Purchase of property and equipment	(206)	—
Net cash used in investing activities	(206)	—
Cash flows from financing activities:
Proceeds from shares issue	8,144	—
Financing costs	(657)	—
Net cash provided by financing activities	7,487	—
Effect of changes in exchange rates on cash and cash equivalents	6	(82)
Net decrease in cash and cash equivalents	(7,381)	(16,727)
Cash and cash equivalents, and restricted cash – beginning of year	17,962	34,689
Cash and cash equivalents, and restricted cash – end of year	$10,581	$17,962

Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$211	$445
Interest paid	$13	$6
Supplemental schedule of noncash activity:
Insurance premium financing	$361	$522

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC. ANd SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. The Company

electroCore, Inc. and its subsidiaries (“electroCore” or the “Company”) is a commercial stage bioelectronic medicine and wellness company dedicated to improving health through its non-invasive vagus nerve stimulation (“nVNS”) technology platform. The Company’s focus is the commercialization of medical devices for the management and treatment of certain medical conditions and consumer product offerings utilizing nVNS to promote general wellness and human performance in the United States and select overseas markets.

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

(c) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include trade credits, rebates, co-payment assistance and sales returns, valuation of inventory, estimated useful life of licensed products, income taxes, stock compensation, and contingencies.

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

Trade credits are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience. Damaged or defective products are replaced at no charge under the Company’s standard warranty. A cash refund is allowed under specific circumstances for undamaged and non-defective returned products. For the years ended December 31, 2023 and 2022, trade credits and discounts were immaterial.

(e) Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the balance reflected on the Consolidated Statement of Cash Flow at December 31, 2023:

(in thousands)	December 31, 2023
Cash and cash equivalents	$10,331
Restricted cash	250
Total cash, cash equivalents and restricted cash	$10,581

As of December 31, 2023, cash equivalents represented funds held in a money market account and amounted to $4.2 million.

The Company's restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its corporate credit card arrangement with Citibank, N.A and established in April 2022.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(f) Concentration of Credit Risk

Cash equivalents are financial instruments that potentially subject the Company to concentration of credit risk. As of December 31, 2023, the Company's cash equivalent securities were largely comprised of money market funds. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. As of December 31, 2023, 95% of the Company’s cash and cash equivalents were denominated in U.S. dollars. The balance of the Company's cash is denominated in British pound sterling and is subject to foreign exchange risk. The Company’s cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution in the United States, and up to £85,000 by the Financial Services Compensation Scheme (“FSCS”) per financial institution in the United Kingdom. The Company's cash equivalent securities are insured by the Securities Investor Protection Corp. ("SIPC') up to $500,000 per account, with a limit of $250,000 in cash.

(g) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. Management considers an account receivable to be past due when it is not settled under its stated terms. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2023 and 2022, the Company's allowance for credit losses was immaterial. The Company does not have any off balance sheet credit exposure related to its customers.

(h) Inventories

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

(i) Property and Equipment

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

(j) Leases

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

(k) Cloud Computing Arrangement

Implementation costs for the Company’s cloud computing arrangement (“CCA”) are capitalized and amortized using the straight-line method over the life of the arrangement. The Company has capitalized implementation costs incurred in implementing its cloud computing arrangements, which is a hosting arrangement that is a service contract per FASB Accounting Standards Update (“ASU”) 2018-15. These costs include payroll costs of employees devoting time to the project and external direct costs for materials and services are capitalized. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalized costs are included as a component of other assets. The accompanying Consolidated balance sheet as of December 31, 2023 includes a total of $1.2 million of such capitalized costs which were fully amortized as of December 31, 2023. For the years ended December 31, 2023 and 2022, the Company recorded CCA amortization expense of $235,000 and $282,000, respectively.

(l) Licensed Products

The Company licenses a portion of its devices through its cash pay channels. The cost of these licensed devices is capitalized and included in Other Assets in the accompanying Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, and is being recognized as cost of goods sold on the straight-line method over the estimated 12-36 month useful life of the devices. If certain licensed devices are returned and no longer meet quality specifications or the carrying amount of certain licensed devices are no longer deemed to be recoverable, the Company records a charge to cost of goods sold to write down such licensed devices to zero. The net book value of these licensed devices at December 31, 2023 and December 31, 2022 was $494,000 and $538,000, respectively. Changes in the value of these licensed devices in Other Assets is captured on the Statement of Cash Flows with inventories.

(m) Impairment of Long-Lived Assets

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

(s) Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures which will require companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"). The pronouncement is effective for annual filings for the year ended December 31, 2024. The Company is still assessing the impact of the adoption of this standard but does not expect it to have a material impact on its results of operations, financial position or cash flows.

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures which will require companies to make additional income tax disclosures. The pronouncement is effective for annual filings for the year ended December 31, 2025. The Company is still assessing the impact of the adoption of this standard but does not expect it to have a material impact on its results of operations, financial position or cash flows.

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

Sales to the United States Department of Veteran Affairs comprised 60.1% of the Company's revenue during the year ended December 31, 2023. The majority of the Company's 2023 sales were made pursuant to our qualifying contract under the Federal Supply Schedule or FSS, which was secured by us in December 2018, as well as open market sales to individual facilities within the government channels. The initial term of our FSS contract was scheduled to expire on January 15, 2024. On January 5, 2024, we obtained a modification to the initial contract, temporarily extending the term from January 15, 2024, to March 14, 2024, and subsequently extending the term to June 14, 2024, while the U.S. Department of Veteran Affairs VA Federal Supply Schedule Service reviews our follow-on offer application for a replacement FSS contract.

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

The Company’s expected cash requirements for the next 12 months from the date these financial statements are issued and beyond are largely based on the commercial success of its products. The Company believes its cash and cash equivalents and anticipated revenue will enable it to fund its operating expenses, working capital, and capital expenditure requirements, as currently planned, through 12 months from the date of the accompanying financial statements. There are significant risks and uncertainties as to its ability to achieve these operating results. Due to the risks and uncertainties, there can be no assurance that the Company will have sufficient cash flow and liquidity to fund its planned activities, which could force it to significantly reduce or curtail its activities and potentially cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year of the date of these accompanying financial statements are issued. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue (i) in the United States from the Department of Veterans Affairs and Department of Defense ("VA/DoD") pursuant to its qualifying contract under the Federal Supply Schedule and open market sales to individual Department of Veterans Affairs facilities, (ii) in the United States from sales of its TAC-STIM products to several units of the DoD, and (iii) in the United Kingdom from the National Health Service.

The following table reflects the respective concentration as a percentage of the Company's net sales:

	Years ended December 31,
	2023	2022
Revenue channel:
VA/DoD	60.1%	60.8%
TAC-STIM	10.9%	1.5%
National Health Service	8.8%	15.1%

During the years ended December 31, 2023 and 2022, two and one facilities accounted for more than 10% of total VA/DOD net sales, respectively. During the years ended December 31, 2023 and 2022, one facility accounted for more than 10% of net sales from the National Health Service.

Foreign Currency Exchange Risks

The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

Note 4. Revenue Recognition

Product Net Sales

(in thousands)	Years ended December 31,
Channel	2023	2022
Rx gammaCore - Department of Veteran Affairs and Department of Defense	$9,636	$5,099
Rx gammaCore - U.S. Commercial	1,797	1,735
Outside the United States	1,821	1,618
Truvaga	1,027	15
TAC-STIM	1,749	125
	$16,030	$8,592

Geographical Net Sales

	Years ended December 31,
(in thousands)	2023	2022
Product revenue
United States	$14,209	$6,974
United Kingdom	1,571	1,296
Other	148	183
License revenue
Japan	102	139
Total Net Sales	$16,030	$8,592

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Note 5.  Inventory

As of December 31, 2023 and 2022, inventories consisted of the following:

	December 31,
(in thousands)	2023	2022
Raw materials	$832	$944
Work in process	1,538	2,879
Finished Goods	397	353
Total Inventory	2,767	4,176
Less: noncurrent inventory	607	2,194
Total current inventory	$2,160	$1,982

The reserve for obsolete inventory was $0.7 million as of December 31, 2023 and 2022, respectively. The Company records charges for obsolete inventory in Cost of goods sold. These charges to Cost of goods sold totaled $0.7 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, noncurrent inventory was comprised of approximately $0.5 million and $0.1 million of raw materials, respectively, and $0.1 million and $2.1 million of work in process, respectively. Inventory classified under the category “Work in process” consists of prefabricated assembled product.

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 6.  Leases

The Company accounts for leases in accordance with ASU 842, and its operating leases consist of manufacturing/warehouse space in Rockaway, New Jersey and office equipment. The Company elected not to recognize right of use assets and lease liabilities for short term leases, i.e., leases with a noncancelable period of 12 months or less. The Company recognized the option to renew its manufacturing/warehouse space ("Rockaway space") as part of the right of use asset and the lease liability as the Company deemed that the renewal option was reasonably certain to be exercised.

For the years ended December 31, 2023 and 2022, the Company recognized lease expense of $153,000, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

Supplemental Balance Sheet Information for Operating Leases:

	December 31,
(in thousands)	2023	2022
Operating leases:
Operating lease right of use assets	$502	$565
Operating lease liabilities:
Current portion of operating lease liabilities	89	74
Noncurrent operating lease liabilities	537	625
Total operating lease liabilities	$626	$699
Weighted average remaining lease term (in years)	5.2	6.1
Weighted average discount rate	13.8%	13.8%

Future minimum lease payments under non-cancellable operating leases as of December 31, 2023:

Financial year (in thousands)
2024	$168
2025	171
2026	161
2027	157
2028 and thereafter	216
Total future minimum lease payments	873
Less: Amounts representing interest	(247)
Total	$626

On February 6, 2024, the Company entered into The First Amendment to Lease Agreement ("the Agreement") to extend the Rockaway, New Jersey lease for an additional 10 years and includes the expansion of leased property. The Amendment is effective May 1, 2024, and expires on July 31, 2034, with a tenant option to renew for an additional five years. The Amendment includes the expansion of leased property from 13,643 square feet to 22,557 square feet. The initial base rent under the Amendment is $15.00 per square foot and increases by 4% per annum on each anniversary of the effective date. The first three months of rent is abated for the additional 8,914 square feet leased under the Amendment.

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses as of December 31, 2023 and 2022 consisted of the following:

	December 31,
(in thousands)	2023	2022
Accrued professional fees	$282	$524
Accrued bonuses and incentive compensation	2,352	2,042
Accrued legal fees	1,041	1,001
Accrued insurance expense	247	264
Accrued research and development expenses	655	—
Accrued vacation and other employee related expenses	628	534
Accrued tax expenses	272	133
Deferred revenue	245	152
Other	149	192
	$5,871	$4,842

Finance and Security Agreements

On July 5, 2023, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "2023 Agreement"). The 2023 Agreement provides for a single borrowing by the Company of approximately $618,000 with a ten-month term and an annual interest rate of 6.03%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. The amounts payable are secured by the Company's right under such policies. The Company began paying monthly installments of approximately $61,800 in July 2023. As of December 31, 2023 the remaining balance under the Agreement was approximately $247,000.

On July 5, 2022, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (“the 2022 Agreement”). The 2022 Agreement provided for a single borrowing by the Company of approximately $783,000 with a nine-month term and an annual interest rate of 2.49%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company’s insurance policies. The Company began to pay monthly installments of approximately $87,900 beginning in July 2022. All borrowings under the 2022 Agreement were repaid as of December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company recognized $12,200 and $4,300 in aggregate interest expense related to the 2023 Agreement and 2022 Agreement, respectively.
F-14

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 8. Shareholders’ Equity

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

In accordance with ASC 480 and ASC 815-40, the Company assessed the warrants associated with its First SPA and Second SPA and determined that the warrants qualify for equity classification.

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

Dividend Preferred

On December 2, 2022, the Company’s board of directors declared a dividend of one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), for each outstanding share of the Company’s common stock, to stockholders of record on December 19, 2022.

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Each share of Series A Preferred Stock entitled the holder thereof to 1,000,000 votes per share, and each fraction of a share of Series A Preferred Stock had a ratable number of votes. Thus, each one-thousandth of a share of Series A Preferred Stock was entitled to 1,000 votes. The outstanding shares of Series A Preferred Stock voted together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to the proposal to adopt an amendment to the Company’s Certificate of Incorporation, as amended, to reclassify the outstanding shares of the Company's Common Stock into a smaller number of shares of common stock at a ratio specified in or determined in accordance with the terms of such amendment (the “Reverse Stock Split”).

The Company was not solely in control of the redemption of the shares of Series A Preferred Stock since the holders had the option of deciding whether to vote in respect of the above described Reverse Stock Split, which determined whether a given holder’s shares of Series A Preferred Stock were redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series A Preferred Stock was not solely in the control of the Company, the shares of Series A Preferred Stock were classified within mezzanine equity in the Company’s audited consolidated balance sheet. The shares of Series A Preferred Stock were measured at redemption value. The value of the shares of Series A Preferred Stock as of December 31, 2023 and 2022 was $0 and $71, respectively.

Stock Purchase Warrants

The following table presents a summary of stock purchase warrants outstanding as of December 31, 2023:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2023	1	$229.50	3.0	$—
Stock Purchase Warrants (a)	923
Exercised	—
Expired	—
Outstanding, December 31, 2023	924	$4.54	5.1	$1,477
Exercisable, December 31, 2023	1	$229.50	2.0	$—

(a) 613 pre-funded warrants were excluded from the aforementioned table. Such pre-funded warrants became exercisable on August 2, 2023.

Note 9.  Net Loss Per Share

All common stock share data reflects the reverse stock split effective February 15, 2023.

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Due to their nominal exercise price of $0.001 per share, 613,314 pre-funded warrants are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying consolidated statement of operations as of the closing date of the Company's July 2023 Securities Purchase Agreements. Restricted stock and unit awards, stock options, and warrants (other than the pre-funded warrants) have not been included in the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect.

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	December 31,
(in thousands)	2023	2022
Outstanding stock options	516	440
Restricted and deferred stock units	316	191
Stock purchase warrants	924	1
	1,756	632

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 10. Income Taxes

The benefit for income taxes for the years ended December 31, 2023 and 2022 consisted of foreign taxes, state minimum tax and a benefit from the sale of state net operating losses.

Domestic and foreign components of the loss before provision for income taxes is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Domestic	$(18,713)	$(21,518)
Foreign	(307)	(1,075)
Total	$(19,020)	$(22,593)

The income tax (benefit)/expense from continuing operations contains the following components:

(in thousands)	December 31, 2023	December 31, 2022
Federal	$—	$—
State	(208)	(449)
Foreign	22	18
Total current benefit	(186)	(431)

Total deferred	—	—
Total income tax benefit	$(186)	$(431)

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made. The net change in the valuation allowance was an increase of $3.5 million.

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates are as follows:

	Year ended December 31,
(in thousands)	2023	2022
Deferred tax assets
Net operating loss carryforwards	$33,580	$29,854
Accrued expenses	197	257
Intangibles	2,547	1,720
Fixed assets	—	5
Inventory	172	165
Allowance for bad debt	9	3
Charitable contributions	10	10
R&D credit	1,257	422
Lease liabilities	152	172
Stock compensation	2,925	4,744
Deferred tax assets	40,849	37,352
Less valuation allowance	(40,564)	(37,046)
Total deferred tax assets	285	306
Prepaid expenses	(163)	(167)
Right of use asset	(122)	(139)
Total deferred tax liabilities	(285)	(306)
Deferred tax assets, net	$—	$—

A reconciliation of the income tax benefit computed at the U.S. federal statutory income tax rate of 21% and the reported income tax benefit for the years ended December 31, 2023 and 2022 is as follows:

	Year ended December 31,
	2023	2022
Statutory rate	(21.0)%	(21.0)%
State tax recovery, net of federal benefit	(5.1)%	(7.3)%
State tax rate change	2.8%	9.5%
Stock compensation	10.7%	(0.2)%
State tax NOL sale	(0.9)%	(1.6)%
Nondeductible expenses	(2.2)%	0.2%
Change in valuation allowance for deferred tax assets	14.7%	18.5%
Income tax benefit	(1.0)%	(1.9)%

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

As of December 31, 2023 and 2022, the Company had accumulated Federal net operating losses totaling $134.1 million and $119.7 million, respectively. Also, as of December 31, 2023 and 2022, the Company had state post-apportioned net operating losses totaling $54.6 million and $47.0 million, respectively. The net operating losses may be available to carry forward and offset future years' taxable income. U.S. federal losses can be carried forward indefinitely, and state losses expire in various amounts beginning in 2026. The Company also had accumulated losses totaling $3.4 million for each of the years ended December 31, 2023 and 2022, respectively, in Germany which can be carried forward indefinitely.

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

During the year ended December 31, 2023 in accordance with the State of New Jersey's Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carry forwards to other New Jersey based corporate taxpayers, the Company sold New Jersey NOL carry forwards, resulting in the recognition of $215,000 of income tax benefit, net of transaction costs. The Company recognized $445,000 of income tax benefit from the sale of New Jersey carry forwards in 2022. There can be no assurance as to the continuation or magnitude of this program in the future.

As of December 31, 2023, the Company had Federal and NJ research and development credits of $698,000 and $198,000 respectively. The Federal R&D credits can be carried forward 20 years and will begin to expire in 2038. The New Jersey R&D credits can be carried forward seven years and will begin to expire in 2025.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the Inflation Reduction Act) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the Corporate AMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT was effective for the Company beginning in 2023. Given the AFSI threshold, the Corporate AMT was not applicable to the Company in 2023, but the Corporate AMT may have potential impacts on our future U.S. tax expense, cash taxes and effective tax rate. Additionally, the Inflation Reduction Act imposes a 1% excise tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision was not material in 2023 and future impacts will be dependent on the extent of share repurchases made in future periods.

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

As of December 31, 2023, the Company does not have an accrual relating to uncertain tax positions. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 11.  Stock Based Compensation

All common stock share and per share data reflects the reverse stock split effective February 15, 2023.

On June 21, 2018, the Company adopted the 2018 Omnibus Equity Incentive Plan (“Plan”). This plan reserved 0.4 million shares with an increase to be added annually beginning in 2019 through 2028 up to 4% of the total number of shares of common stock issued and outstanding on a fully diluted basis as of the end of the immediately preceding fiscal year, provided that the aggregate number of additional shares shall not exceed a total of 3.0 million shares, and a maximum of 2.7 million shares pursuant to the exercise of stock options. Effective January 1, 2024, the number of shares reserved under the Plan was increased by 0.3 million to approximately 1.3 million. The Company’s policy is to issue new shares of its common stock upon the exercise of stock options, new grants of restricted stock awards, and settlement of restricted stock units. Stock options issued under the plan have a contractual life of 10 years and are generally forfeited upon separation from the Company.

The following table presents stock compensation expense recognized by the Company for the years ended December 31, 2023 and 2022. Total unrecognized compensation cost related to equity awards as of December 31, 2023 was $1.7 million and is expected to be recognized over the next 1.5 years.

	Year ended December 31,
(in thousands)	2023	2022
Selling, general and administrative	$1,435	$2,319
Research and development	237	335
Cost of goods sold	26	28
Total expense	$1,698	$2,682

The following table presents a summary of stock option award activity during the year ended December 31, 2023:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2023	440	$55.65	7.5	$—
Granted	206	—		$—
Exercised	—	—		$—
Cancelled	(130)	—		$—
Outstanding, December 31, 2023	516	$37.46	7.7	$307
Exercisable, December 31, 2023	252	$67.70	6.5	$39

The intrinsic value is calculated as the difference between the fair market value at December 31, 2023 and the exercise price per share of the stock option. The options granted to employees generally vest over a three year period.

The following table provides additional information about stock options that are outstanding and exercisable at December 31, 2023:

Exercise Price	Options Outstanding (in thousands)	Options Outstanding Weighted Average Remaining Contractual Life (Years)	Options Exercisable (in thousands)
$4.05 - $4.55	144	9.6	—
$4.56 - $19.88	182	8.3	95
$19.89 - $225.00	190	5.7	157

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

The following table presents a summary of restricted and deferred stock unit (“Unit” or "Units") activity during the year ended December 31, 2023:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2023	127	$11.85
Granted	137	—
Vested	(28)	—
Cancelled	(9)	—
Nonvested, December 31, 2023	227	$7.41

In general, Units granted to employees vest over two to four-year periods.

Immediately following the Company’s annual meeting of stockholders, the Company generally grants each non-employee director an equity award that vests over a 12-month period. Upon a non-employee director’s initial appointment or election to the board of directors, the Company grants such non-employee director an equity award subject to vesting over a 36-month period.

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the years ended December 31, 2023 and 2022 was estimated on the date of grant using the Black-Scholes model. Effective July 1, 2023, expected volatility was based 100% on the Company's historical common stock volatility. For the 2022 period presented below, and prior to July 1, 2023, expected volatility was based on a composite comprising of (i) 50% of the Company's historical common stock volatility and (ii) the remaining 50% was based on historical volatility of its peers. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembled the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the years ended December 31, 2023 and 2022 are summarized in the table below.

	2023	2022
Fair value at grant date	$3.95	$7.20
Expected volatility	122.4%	90.6%
Risk-free interest rate	4.1%	2.1%
Expected holding period, in years	5.8	5.8
Dividend yield	—	—

The fair value of the Units is the market close price of the Company’s common stock on the trading day immediately preceding the date of grant.

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 12.  Commitments and Contingencies

Stockholders Litigation

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

On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021. On August 13, 2021, the Court dismissed the amended complaint with leave to re-plead. On October 4, 2021, the plaintiffs filed a second amended complaint in the Turnofsky case. The defendants moved to dismiss, and briefing on the motion was completed on January 7, 2022. On July 13, 2023, the court dismissed the second amended complaint with leave to re-plead. The plaintiffs did not file a third amended complaint. On August 23, 2023, the plaintiffs provided the court with an order of dismissal, and the court entered the order on August 24, 2023. On September 8, 2023, plaintiff Carole Tibbs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. The appeal has been docketed as number 23-2655. The principal brief of appellant and appendix were filed on January 5, 2024. The appellees’ brief is due on or before February 15, 2024, and appellant’s reply brief is due on or before March 15, 2024. Argument of the motion has not yet been scheduled.

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

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for its clinical trials, contract manufacturing organizations for the manufacture and supply of its clinical and commercial product needs and other vendors for other research and development and commercial activities, as well as services and products for operating purposes. The Company’s agreements generally provide for termination with notice. Such agreements that are cancelable contracts are not included as purchase commitments. The Company has included as purchase obligations its commitments under agreements to the extent they are quantifiable and are not cancelable. The Company has no material purchase obligations as of December 31, 2023.

Note 13. Severance and Other Related Charges

During the year ended December 31, 2023, the Company entered into separation agreements with former employees of which agreements required aggregate payments totaling $464,000. The charge for these payments is included in Selling, general and administrative expense in the accompanying Statement of Operations for the year ended December 31, 2023. As of December 31, 2023, the Company has an outstanding payable of $21,000 in connection with these charges. This outstanding payable is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2023.