Form 10-Q
period 2024-03-31
electroCore, Inc.
filed 2024-05-08
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

As of May 1, 2024, the registrant had 6,006,064 shares of common stock outstanding.

1

REFERENCES TO ELECTROCORE

In this Quarterly Report on Form 10-Q (this "Report"), unless otherwise stated or the context otherwise requires, references to the “Company,” “electroCore,” “we,” “us” and “our” refer to electroCore, Inc. a Delaware corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to risks and uncertainties included in our Form 10-Qs, our Annual Report on Form 10-K for the year ended December 31, 2023, in our other filings with the U.S. Securities and Exchange Commission or in materials incorporated by reference therein, including the information in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in such filings. Furthermore, any such forward-looking statements in this Quarterly Report speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements.

The electroCore logo, gammaCore, Truvaga, TAC-STIM, and other trademarks of electroCore, Inc. appearing in this Quarterly Report are the property of electroCore, Inc. All other trademarks, service marks and trade names in this Quarterly Report are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Quarterly Report.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,849	$10,331
Restricted cash	250	250
Accounts receivable, net	475	717
Inventories, net	2,507	2,160
Prepaid expenses and other current assets	629	836
Total current assets	11,710	14,294
Inventories, noncurrent	—	607
Property and equipment, net	192	204
Operating lease right of use assets, net	1,540	502
Other assets, net	448	495
Total assets	$13,890	$16,102
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,322	$2,163
Accrued expenses and other current liabilities	5,412	5,871
Current portion of operating lease liabilities	93	89
Total current liabilities	7,827	8,123
Noncurrent liabilities:
Operating lease liabilities, noncurrent	1,567	537
Total liabilities	9,394	8,660
Commitments and contingencies (see Note 12)	—	—
Stockholders' equity:
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at March 31, 2024 and December 31, 2023; 6,006,064 shares issued and outstanding at March 31, 2024 and 6,002,628 shares issued and outstanding at December 31, 2023	6	6
Additional paid-in capital	173,188	172,704
Accumulated deficit	(168,710)	(165,204)
Accumulated other comprehensive income (loss)	12	(64)
Total stockholders' equity	4,496	7,442
Total liabilities and stockholders' equity	$13,890	$16,102

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2024	2023
Net sales	$5,443	$2,780
Cost of goods sold	888	458
Gross profit	4,555	2,322
Operating expenses
Research and development	399	1,809
Selling, general and administrative	8,005	6,710
Total operating expenses	8,404	8,519
Loss from operations	(3,849)	(6,197)
Other (income) expense
Interest and other income	(225)	(119)
Other expense	4	—
Total other (income) expense	(221)	(119)
Loss before income taxes	(3,628)	(6,078)
Benefit from income taxes	122	211
Net loss	$(3,506)	$(5,867)
Net loss per share of common stock - Basic and Diluted (see Note 9)	$(0.53)	$(1.24)
Weighted average common shares outstanding - Basic and Diluted (see Note 9)	6,617	4,743

See accompanying notes to unaudited condensed consolidated financial statements.

5

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three months ended March 31,
	2024	2023
Net loss	$(3,506)	$(5,867)
Other comprehensive loss:
Foreign currency translation adjustment	76	56
Other comprehensive loss	76	56
Comprehensive loss	$(3,430)	$(5,811)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2024 and 2023

(unaudited)

(in thousands)

	Mezzanine Equity		Stockholders' Equity
			Common		Additional		Accumulated other	Total
	Preferred Stock		Stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balances as of January 1, 2024	—	$—	6,003	$6	$172,704	$(165,204)	$(64)	$7,442
Net loss	—	—	—	—	—	(3,506)	—	(3,506)
Other comprehensive income	—	—	—	—	—	—	76	76
Issuance of stock related to employee compensation plans, net of forfeitures	—	—	3	—	—	—	—	—
Preferred stock redemption	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	484	—	—	484
Balances as of March 31, 2024	—	$—	6,006	$6	$173,188	$(168,710)	$12	$4,496

Balances as of January 1, 2023	71	$—	4,745	$5	$163,520	$(146,370)	$(69)	$17,086
Net loss	—	—	—	—	—	(5,867)	—	(5,867)
Other comprehensive income	—	—	—	—	—	—	56	56
Issuance of stock related to employee compensation plan, net of forfeitures	—	—	1	—	—	—	—	—
Preferred stock redemption	(71)	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	572	—	—	572
Balances as of March 31, 2023	—	$—	4,746	$5	$164,092	$(152,237)	$(13)	$11,847

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,506)	$(5,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	484	572
Depreciation and amortization	206	122
Amortization of right of use assets	17	15
Inventory reserve charge	—	75
Changes in operating assets and liabilities:
Accounts receivable	242	188
Inventories	113	(51)
Prepaid expenses and other current assets	207	303
Accounts payable	159	(128)
Accrued expenses and other current liabilities	(459)	(1,072)
Operating lease liabilities	(21)	(17)
Net cash used in operating activities	(2,558)	(5,860)
Effect of changes in exchange rates on cash and cash equivalents	76	56
Net decrease in cash and cash equivalents and restricted cash	(2,482)	(5,804)
Cash and cash equivalents and restricted cash – beginning of period	10,581	17,962
Cash and cash equivalents and restricted cash – end of period	$8,099	$12,158
Supplemental cash flows disclosures:
Right-of-use asset and lease liability additions	$1,055	$—
Proceeds from sale of state net operating losses	$122	$211
Interest paid	$5	$2

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

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2024. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

(d)	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the balance reflected on the Condensed Consolidated Statement of Cash Flows at March 31, 2024:

(in thousands)	March 31, 2024
Cash and cash equivalents	$7,849
Restricted cash	250
Total cash, cash equivalents and restricted cash	$8,099

As of March 31, 2024, cash equivalents represented funds held in a money market account and amounted to $4.2 million.

The Company's restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its corporate credit card arrangement with Citibank, N.A established in April 2022.
9

(e)	Licensed Products

The Company licenses a portion of its devices through its cash pay channels. The cost of these licensed devices is capitalized and included in Other Assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, and is being recognized as cost of goods sold on the straight-line method over the estimated 12-36 month useful life of the devices. If certain licensed devices are returned and no longer meet quality specifications or the carrying amount of certain licensed devices are no longer deemed to be recoverable, the Company records a charge to cost of goods sold to write down such licensed devices to zero. The net book value of these licensed devices at March 31, 2024 and December 31, 2023 was $447,000 and $494,000, respectively. Changes in the value of these licensed devices in Other Assets is captured on the Statement of Cash Flows with inventories.

(f)	Recently Adopted Accounting Standards

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

Sales to the United States Department of Veteran Affairs and Department of Defense ("VA/DoD") comprised 71.2% of the Company's revenue during the three months ended March 31, 2024. The majority of the Company's sales were made pursuant to our qualifying contract under the Federal Supply Schedule ("FSS"), which was secured by us in December 2018, as well as open market sales to individual facilities within the government channels and to individual facilities through our distribution relationship with Lovell Government Services ("Lovell"). The initial term of our FSS contract was scheduled to expire on January 15, 2024. On January 5, 2024, we obtained a modification to the initial contract, temporarily extending the term from January 15, 2024, to March 14, 2024, and subsequently extending the term to June 14, 2024, while the VA/DoD Federal Supply Schedule Service reviews our follow-on offer application for a replacement FSS contract. Although the Company continues to work with the appropriate government personnel to replace its existing FSS contract, there can be no assurance that the VA/DoD will accept the Company’s application which may limit or eliminate the Company’s ability to sell certain gammaCore products into the government channel pursuant to its qualifying FSS contract or individual facilities that utilize the Company’s FSS contract number for open market purchases.

The Company’s expected cash requirements for the next 12 months from the date of these financial statements are issued and beyond are largely based on the commercial success of its products. There are significant risks and uncertainties as to its ability to achieve these operating results. Due to the risks and uncertainties, there can be no assurance that the Company will have sufficient cash flow and liquidity to fund its planned activities, which could force it to significantly reduce or curtail its activities and potentially cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year of the date of these accompanying financial statements are issued. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue (i) in the United States from the VA/DoD pursuant to its qualifying contract under the FSS and open market sales to individual VA facilities, (ii) in the United States from sales of its TAC-STIM products to several units of the DoD, and (iii) in the United Kingdom from the National Health Service ("NHS").

The following table reflects the respective concentration as a percentage of the Company's net sales:

	Three months ended March 31,
	2024	2023
Revenue channel:
VA/DoD	71.2%	61.3%
TAC-STIM	5.5%	3.2%
NHS	6.3%	10.1%

For the three months ended March 31, 2024, Lovell accounted for more than 10% of our VA/DoD net sales. One VA/DoD facility accounted for more than 10% of total VA/DoD net sales during the three months ended March 31, 2023. During the three months ended March 31, 2024 and 2023, one facility accounted for more than 10% of net sales from the NHS.

Foreign Currency Exchange
The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in the functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

Note 4. Revenue

The following tables present product net sales disaggregated by Channel and Geographic Market (in thousands):

	Three months ended March 31,
Channel:	2024	2023
Rx gammaCore - VA/DoD	$3,875	$1,705
Rx gammaCore - U.S. Commercial	433	430
Outside the United States	449	410
Truvaga	385	147
TAC-STIM	301	88
Total Net Sales	$5,443	$2,780

Geographic Market:	Three months ended March 31,
Product revenue	2024	2023
United States	$4,994	$2,370
United Kingdom	385	321
Other	45	43
License revenue
Japan	19	46
Total Net Sales	$5,443	$2,780

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Note 5. Inventories

As of March 31, 2024 and December 31, 2023, inventories consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$1,153	$832
Work in process	776	1,538
Finished goods	578	397
Total inventories, net	2,507	2,767
Less: noncurrent inventories	—	607
Current inventories	$2,507	$2,160

The reserve for obsolete inventory was $0.6 million and $0.7 million as of March 31, 2024 and December 31, 2023, respectively. The Company records charges for obsolete inventory in cost of goods sold. As of December 31, 2023, noncurrent inventory was comprised of approximately $0.5 million in raw materials and $0.1 million of work in process, respectively. Inventory classified under the category “Work in process” consists of prefabricated assembled product.

Note 6. Leases

For each of the three months ended March 31, 2024 and 2023, the Company recognized lease expense of $38,000. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

On February 6, 2024, the Company entered into The First Amendment to Lease Agreement ("the Agreement") to extend its Rockaway, New Jersey lease for an additional 10 years. The Amendment is effective May 1, 2024, and expires on July 31, 2034, with a tenant option to renew for an additional five years.

The increase in the term of the lease for the existing leased property was accounted for as a lease modification, therefore, the associated operating lease right of use assets and operating lease liabilities for the existing space were remeasured as of February 6, 2024.

Supplemental Balance Sheet Information for Operating Leases:

(in thousands)	March 31, 2024	December 31, 2023
Operating leases:
Operating lease right of use assets	$1,540	$502
Operating lease liabilities:
Current portion of operating lease liabilities	93	89
Noncurrent operating lease liabilities	1,567	537
Total operating lease liabilities	$1,660	$626
Weighted average remaining lease term (in years)	15.0	5.2
Weighted average discount rate	13.5%	13.8%

The Agreement also includes the expansion of leased property from 13,643 square feet to 22,557 square feet. The Company will account for the expansion space as an increase in lease right of use assets effective the commencement date of June 1, 2024. The lease for the expansion space also expires on July 31, 2034, with a tenant option to renew for an additional five years.

The below future lease payments table includes payment terms under the Agreement for the entire 22,557 square feet through the 10-year renewal period, and, therefore, will not agree to the lease liabilities on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2024.

Future lease payments as of March 31, 2024:

(in thousands)
Remainder of 2024	$209
2025	369
2026	368
2027	376
2028	391
2029 and thereafter	5,227
Total future lease payments	6,940
Less: Amounts representing interest	(4,260)
Total	2,680
13

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023 consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued professional fees	$387	$282
Accrued bonuses and incentive compensation	1,362	2,352
Accrued litigation legal fees expense	1,101	1,041
Accrued insurance expense	62	247
Accrued research and development expenses	655	655
Accrued vacation and other employee related expenses	958	628
Accrued inventory purchases	204	—
Accrued valued-added tax	350	272
Deferred revenue	130	245
Other	203	149
	$5,412	$5,871

Finance and Security Agreement

On July 5, 2023, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "2023 Agreement"). The 2023 Agreement provides for a single borrowing by the Company of approximately $618,000 with a ten-month term and an annual interest rate of 6.03%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. The amounts payable are secured by the Company's right under such policies. The Company began paying monthly installments of approximately $62,000 in July 2023. As of March 31, 2024 the remaining balance under the Agreement was approximately $62,000.

During the three months ended March 31, 2024, the Company recognized $4,200 in aggregate interest expense related to the 2023 Agreement.

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
14

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

The Company was not solely in control of the redemption of the shares of Series A Preferred Stock since the holders had the option of deciding whether to vote in respect of the above described Reverse Stock Split, which determined whether a given holder’s shares of Series A Preferred Stock were redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series A Preferred Stock was not solely in the control of the Company, the shares of Series A Preferred Stock were classified within mezzanine equity in the Company’s audited consolidated balance sheet as of December 31, 2022. The shares of Series A Preferred Stock were measured at redemption value. The value of the shares of Series A Preferred Stock as of March 31, 2024, December 31, 2023 and December 31, 2022 was $0, $0, and $71, respectively.

Stock Purchase Warrants
The following table presents a summary of stock purchase warrants outstanding as of March 31, 2024:
	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2024	924	$4.54	5.1	$1,477
Stock purchase warrants (a)	—
Exercised	—
Expired	—
Outstanding, March 31, 2024	924	$4.54	4.8	$1,680
Exercisable, March 31, 2024	924	$4.54	4.8	$1,680

(a) 613,314 pre-funded warrants were excluded from the aforementioned table. Such pre-funded warrants were not exercised as of March 31, 2024.
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

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Three months ended March 31,
(in thousands)	2024	2023
Outstanding stock options	501	437
Restricted and deferred stock units	525	161
Stock purchase warrants	924	1
	1,950	599

Note 10.  Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. During the three months ended March 31, 2024 and 2023, the Company received a net cash payments of $122,000 and $211,000 from the sale of its New Jersey state net operating losses, respectively.

Note 11. Stock Based Compensation

The following table presents a summary of activity related to stock options during the three months ended March 31, 2024:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2024	516	$37.46	7.7	$307
Granted	—			$—
Exercised	—			$—
Cancelled	(15)			$—
Outstanding, March 31, 2024	501	$37.03	7.5	$349
Exercisable, March 31, 2024	293	$58.13	6.5	$76

The intrinsic value is calculated as the difference between the fair market value at March 31, 2024 and the exercise price per share of the stock option. The options granted to employees generally vest over a three-year period.

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the three months ended March 31, 2024:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2024	227	$7.41
Granted	201
Vested	(3)
Cancelled	—
Nonvested, March 31, 2024	425	$6.81

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

The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Selling, general and administrative	$439	$510
Research and development	35	57
Cost of goods sold	10	5
Total expense	$484	$572

Total unrecognized compensation cost related to unvested awards as of March 31, 2024 was $2.4 million and is expected to be recognized over the next 2.0 years.

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three months ended March 31, 2024 and 2023 was estimated on the date of grant using the Black-Scholes model. Effective July 1, 2023, expected volatility was based 100% on the Company's historical common stock volatility. For the periods presented below, and prior to July 1, 2023, expected volatility was based on a composite comprising of 50% of the Company's historical common stock volatility; the remaining 50% was based on historical volatility of its peers. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembled the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three months ended March 31, 2023 are summarized in the table below. No options were granted during the three months ended March 31, 2024.

Three months ended March 31,
2023
Fair value at grant date	$3.46
Expected volatility	114.0%
Risk-free interest rate	3.9%
Expected holding period, in years	6.0
Dividend yield	—%

The fair value of each Stock Unit is the market close price of the Company’s common stock on the trading day immediately preceding the date of grant.
17

Note 12. Contingencies

Stockholders Litigation

On September 26, 2019, and October 31, 2019, purported stockholders of the Company served putative class action lawsuits in the United States District Court for the District of New Jersey captioned Allyn Turnofsky vs. electroCore, Inc., et al., Case 3:19-cv-18400, and Priewe vs. electroCore, Inc., et al., Case 1:19-cv-19653, respectively. In addition to the Company, the defendants include present and past directors and officers, and Evercore Group L.L.C., Cantor Fitzgerald & Co., JMP Securities LLC and BTIG, LLC, the underwriters for the initial public offering (IPO). The plaintiffs each seek to represent a class of stockholders who (i) purchased the Company’s common stock in the IPO or whose purchases are traceable to the IPO, or (ii) who purchased common stock between the IPO and September 25, 2019. The complaints each alleged that the defendants violated Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, with respect to (i) the registration statement and related prospectus for the IPO, and (ii) certain post-IPO disclosures filed with the SEC. The complaints sought unspecified compensatory damages, interest, costs and attorneys’ fees. The Priewe case was voluntarily dismissed on February 19, 2020.

In the Turnofsky case, on November 25, 2019, several plaintiffs and their counsel moved to be selected as lead plaintiff and lead plaintiff’s counsel. On April 24, 2020, the Court granted the motion of Carole Tibbs and the firm Bragar, Eagel & Squire, P.C. On July 17, 2020, the plaintiffs filed an amended complaint in Turnofsky. In addition to the prior claims, the amended complaint added an additional director defendant and two investors as defendants, and added a claim against the Company and the underwriters for violating Section 12(a)(2) of the Securities Act.

On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021. On August 13, 2021, the Court dismissed the amended complaint with leave to re-plead. On October 4, 2021, the plaintiffs filed a second amended complaint in the Turnofsky case. The defendants moved to dismiss, and briefing on the motion was complete on January 7, 2022. On July 13, 2023, the court dismissed the second amended complaint with leave to re-plead. The plaintiffs did not file a third amended complaint. On August 23, 2023, the plaintiffs provided the court with an order of dismissal, and the court entered the order on August 24, 2023. On September 8, 2023, plaintiff Carole Tibbs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. The appeal has been docketed as number 23-2655. The principal brief of appellant and appendix were filed on January 5, 2024. The appellees’ brief was filed on February 15, 2024, and the appellant’s reply brief was filed on March 15, 2024. Argument of the motion has not yet been scheduled.

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

Note 13. Severance and other related charges

During the three months ended March 31, 2023, the Company entered into separation agreements with two former employees which agreements required an aggregate of $332,000. The charge for these payments is included in Selling, general and administrative expense in the accompanying Condensed Statement of Operations for the three months ended March 31, 2023. As of March 31, 2024, the Company has an outstanding payable of $13,762 in connection with these charges. This outstanding payable is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2024 (see Note 7).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

You should read this section in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those under the caption "Risk Factors" in the aforementioned Annual Report and this Form 10-Q.

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

Our capabilities include product development, regulatory affairs and compliance, sales and marketing, product testing, assembly, fulfillment, and customer support. We derive revenues from the sale of products in the United States and select overseas markets. We have two principal product categories:

•	Handheld, personal use medical devices for the management and treatment of certain medical conditions such as primary headache; and
•	Handheld, personal use consumer product offerings utilizing nVNS technology to promote general wellness and human performance.

We believe our nVNS treatment may be used in the future to effectively treat additional medical conditions.

Our goal is to be a leader in non-invasive neuromodulation by using our proprietary nVNS platform technology to deliver better health. To achieve this, we offer multiple propositions:

•	Prescription gammaCore medical devices for the treatment of certain medical conditions such as primary headache;
•	Truvaga products for the support of general health and wellbeing; and
•	TAC-STIM for human performance.

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

We offer two versions of our Truvaga products for the support of general health and wellbeing. Truvaga 350 is a personal use consumer electronics general wellness product and Truvaga Plus, which was launched in April 2024, is our next generation, app-enabled general wellness product. Neither product require a prescription, and both are available direct-to-consumer from electroCore at www.truvaga.com.

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

Truvaga and TAC-STIM products are intended for general wellness in compliance with the FDA guidance document entitled “General Wellness: Policy for Low-Risk Devices; Guidance for Industry and FDA Staff, issued on September 27, 2019.” Truvaga and TAC-STIM products are not intended to diagnose, treat, cure, or prevent any disease or medical condition.

We are exploring strategies to make our TAC-STIM product available to other branches of the active-duty military and certain human performance professionals in the United States and abroad. Our TAC-STIM product is not a medical device and is not intended to diagnose, cure, mitigate, prevent, or treat a disease or condition.

Our two largest customers by revenue are the United States Department of Veterans Affairs and United States Department of Defense, or VA/DoD, and the United Kingdom National Health Service, or NHS, utilizing our FDA cleared and CE marked product, gammaCore.

The VA comprised 71.2 of our revenue during the three months ended March 31, 2024. The majority of our 2024 sales were made through open market sales to individual facilities within the VA Hospital system and a smaller amount pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, which was secured by us in December 2018 and through Lovell Government Services, or Lovell. The initial term of our FSS contract was scheduled to expire on January 15, 2024. On January 5, 2024, we obtained a modification to the initial contract, temporarily extending the term from January 15, 2024, to March 14, 2024, and subsequently extended to June 14, 2024. Although we continue to work with the appropriate government personnel to replace our existing FSS contract, there can be no assurance that the VA/DoD will accept our application which may limit or eliminate our ability to sell certain gammaCore products into the government channel pursuant to our qualifying FSS contract or individual facilities that utilize our FSS contract number for open market purchases.

In August 2023, we signed a non-exclusive distribution agreement with Lovell providing Lovell the right to list and distribute certain gammaCore products into the federal market. Lovell is a Service-Disabled Veteran-Owned Small Business (SDVOSB) offering medical and pharmaceutical goods and services to federal healthcare providers. Listing products with Lovell is intended to streamline the sales process to a variety of government procurement channels through Lovell’s compliance with contracting regulations and its provision of logistical solutions connected directly into government contracting portals, all of which are intended to help government agencies meet their SDVOSB procurement goals. Customers for these vehicles are federal healthcare systems such as the Veterans Health Administration (VHA, which includes the VA/DoD), the Military Health System (MHS), and Indian Health Services (IHS), which we believe serve up to approximately 21 million patients combined. Between November 2023 and January 2024, certain gammaCore products were added to the FSS, the VA/DoD’s Distribution and Pricing Agreement or DAPA, GSA Advantage, and Defense Logistics Agency’s ECAT system procurement portals through the Lovell contract vehicles, enabling the purchase of gammaCore products within the government channel and throughout the federal markets, including, but not limited to, the VA/DoD. The gammaCore products offered through Lovell provide government customers with similar product configuration options to those currently sold through our existing FSS contract and open market sales made directly to individual VA/DoD facilities. We expect a significant portion of our 2024 sales to continue in the government channel broadly, and to our largest customer the VA/DoD, specifically, pursuant to our FSS contract if replaced and / or through our relationship with Lovell and its qualifying FSS, GSA, DAPA, and ECAT contracts for which gammaCore has been added.

Sales under the Med Tech Funding Mandate, or MTFM, program for cluster headache in the UK comprised 5.6% and 9.4% of our revenue during the three months ended March 31, 2024 and 2023, respectively. In October 2023, we were notified by NHS Supply Chain that it intends to continue to include the gammaCore device within their framework agreement, commencing March 2024 through March 2026 with our option to extend for a further two years. In 2024, we expect NICE to review the guidance document and any changes in recommendation or pricing may adversely impact our ability to work with NHS England on the MTFM program.

We believe there may be significant opportunities beyond these two areas. Specifically, we believe there may be a large commercial opportunity for our gammaCore medical device with additional insurance covered lives, cash pay, physician dispense, and direct-to consumer approaches, along with general wellness and human performance propositions through our Truvaga and TAC-STIM products. Therefore, we will continue our investments to expand our efforts in these channels and markets in 2024.

We face a variety of challenges and risks that we will need to address and manage as we pursue our strategies, including our ability to develop and retain an effective sales force, achieve market acceptance of our gammaCore medical device among clinicians, patients, and third-party payers, expand the use of our gammaCore medical device to additional therapeutic indications, and to develop our nascent wellness and human performance business including the recent launch of Truvaga Plus, our next generation app-enabled device under the Truvaga brand.

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

Our expected cash requirements for the next 12 months and beyond are based on the commercial success of our products and our ability to control operating expenses. There are significant risks and uncertainties as to our ability to achieve these operating results. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately potentially cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. See “Liquidity Outlook.”

Critical Accounting Estimates

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

The critical accounting estimates, that we believe have the greatest potential impact on the condensed consolidated financial statements are disclosed in the section titled Critical Accounting Policies and Estimates n Part II of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC on March 13, 2024.

Results of Operations

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023	Change
(in thousands)
Consolidated statements of operations:
Net sales	$5,443	$2,780	$2,663
Cost of goods sold	888	458	430
Gross profit	4,555	2,322	2,233
Gross margin	84%	84%
Operating expenses
Research and development	399	1,809	(1,410)
Selling, general and administrative	8,005	6,710	1,295
Total operating expenses	8,404	8,519	(115)
Loss from operations	(3,849)	(6,197)	2,348
Other (income) expense
Interest and other income	(225)	(119)	(106)
Other expense	4	—	4
Total other (income) expense	(221)	(119)	(102)
Loss before income taxes	(3,628)	(6,078)	2,450
Benefit from income taxes	122	211	(89)
Net loss	$(3,506)	$(5,867)	$2,361

Net Sales

Net sales for the three months ended March 31, 2024 increased 96% as compared to the three months ended March 31, 2023. The increase of $2.7 million is due to an increase in net sales across major channels including our prescription gammaCore medical devices sold in the United States and abroad; and revenue from the sales of our nonprescription general wellness and human performance Truvaga and TAC-STIM products. We expect that the majority of our remaining 2024 fiscal year revenue will continue to come from the VA/DoD. See above Overview for discussion regarding our FSS contract with the VA/DoD.

The following table sets forth our product net sales:

(in thousands)	Three months ended March 31,
Product	2024	2023
Rx gammaCore - Department of Veteran Affairs and Department of Defense	$3,875	$1,705
Rx gammaCore - U.S. Commercial	433	430
Outside the United States	449	410
Truvaga	385	147
TAC-STIM	301	88
	$5,443	$2,780

Gross Profit

Gross profit increased by $2.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Gross margin was 84% for both of the three months ended March 31, 2024 and 2023. Gross profit and gross margin for the remainder of 2024 will be largely dependent on revenue levels, product mix, and any changes in the estimated useful lives of licensed devices.

Research and Development

Research and development expense in the first quarter of 2024 was $399,000 as compared to $1.8 million in the first quarter of 2023. This decrease was primarily due to a significant reduction in investments associated with the development of our next generation of smartphone-integrated and smartphone-connected non-invasive therapies. For the remainder of 2024, we expect our research and development expense to continue to be lower than 2023 research and development expense.

Selling, General and Administrative

Selling, general and administrative expense of $8.0 million for the three months ended March 31, 2024 increased by $1.3 million, or 19%, as compared to $6.7 million for the previous year period. This increase was primarily due to our greater variable selling and marketing costs consistent with our increase in sales.  During the remainder of 2024, we plan on continuing to make targeted investments in sales and marketing to support our commercial efforts, particularly around sales and marketing efforts across all major U.S. channels.

Other (Income) Expense

Interest and other income increased by $106,000 primarily due to receipt of $123,000 in recovery proceeds related to a 2023 casualty loss, offset somewhat to a decline in interest income.

Benefit from Income Taxes

We may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. During the three months ended March 31, 2024 and 2023, we received net cash payments of $122,000 and $211,000 from the sale of our New Jersey state net operating losses, respectively.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the three months ended March 31,
	2024	2023
(in thousands)
Net cash (used in) provided by
Operating activities	$(2,558)	$(5,860)
Investing activities	$—	$—
Financing activities	$—	$—

Operating Activities

Net cash used in operating activities was $2.6 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively. This decrease is primarily due to the decrease in our net loss adjusted for non-cash expense items.

Investing Activities

During the three months ended March 31, 2024 and 2023, no cash was provided by investing activities.

Financing Activities

During the three months ended March 31, 2024 and 2023, no cash was provided by financing activities.

Liquidity Outlook

In 2024, we expect to continue to incur negative cash flows from operations. We intend to continue to make targeted investments in sales and marketing, as well as the next generation of our therapy delivery platform.

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

On January 18, 2022, we filed a Form S-3 registration statement, or the 2022 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which we refer to collectively as the Shelf Securities, up to an aggregate amount of $75.0 million. The 2022 Shelf Registration Statement was declared effective on January 25, 2022. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2022 Shelf Registration Statement. Until such time as the aggregate market value of our securities held by non-affiliates equals or exceeds $75.0 million, the aggregate maximum offering price of all securities issued by us in any given 12-calendar month period pursuant to this and any of our other registration statements may not exceed one-third of the aggregate market value of our securities held by non-affiliates. Approximately $7.3 million of the securities issued or issuable pursuant to the July 2023 Securities Purchase Agreements were issued pursuant to the 2022 Shelf Registration Statement. We have also agreed generally not to effect or enter into an agreement to effect any issuance of our securities involving a Variable Rate Transaction, as defined in the First SPA, until August 2, 2024.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We develop our products in the United States and sell those products into several countries. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe are denominated in British Pound Sterling and our license agreement with Teijin Limited is denominated in Japanese Yen. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase. In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.
If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2024.
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
All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2024.
25

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of March 31, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2024 were not effective due to the material weakness described below.

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

Remediation Plan for the Material Weakness

Management is committed to the remediation of the material weakness described above. In the first quarter of 2024, management has implemented and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

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

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information set forth in Note 12. Commitments and Contingencies of the condensed consolidated financial statements included with this quarterly report on Form 10-Q is incorporated here by reference to this Part II Item 1.

Item 1A.
RISK FACTORS

You should carefully consider the risk factors included in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report) filed with the SEC on March 13, 2024 and the other information in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our Annual Report, and the following risk factor and the risks described elsewhere in this report on Form 10-Q occur, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in our Annual Report and elsewhere in this report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
(a) Not applicable.

(b) Not applicable.

(c) Trading Plans.

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the Securities and Exchange Commission).

Item 6. EXHIBITS

Exhibit Number	Description
10.1*	electroCore, Inc. Executive Severance Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 8, 2024	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

