Form 10-Q
period 2024-06-30
electroCore, Inc.
filed 2024-08-07
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

As of August 1, 2024, the registrant had 6,446,866 shares of common stock outstanding.

1

REFERENCES TO ELECTROCORE

In this Quarterly Report on Form 10-Q (this "Quarterly Report"), unless otherwise stated or the context otherwise requires, references to the “Company,” “electroCore,” “we,” “us” and “our” refer to electroCore, Inc. a Delaware corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to risks and uncertainties included in our Form 10-Qs, our annual report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) or in materials incorporated by reference therein, including the information in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in such filings. Furthermore, any such forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements.

The electroCore logo, gammaCore, Truvaga, TAC-STIM, and other trademarks of electroCore, Inc. appearing in this Quarterly Report are the property of electroCore, Inc. All other trademarks, service marks and trade names in this Quarterly Report are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Quarterly Report.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$10,302	$10,331
Restricted cash	250	250
Marketable securities	3,928	—
Accounts receivable, net	538	717
Inventories	2,581	2,160
Prepaid expenses and other current assets	360	836
Total current assets	17,959	14,294
Inventories, noncurrent	—	607
Property and equipment, net	181	204
Operating lease right of use assets, net	3,775	502
Other assets, net	440	495
Total assets	$22,355	$16,102
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,456	$2,163
Accrued expenses and other current liabilities	5,454	5,871
Current portion of operating lease liabilities	342	89
Total current liabilities	7,252	8,123
Noncurrent liabilities:
Operating lease liabilities, noncurrent	3,631	537
Total liabilities	10,883	8,660
Contingencies (see Note 14)	—	—
Stockholders' equity:
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at June 30, 2024 and December 31, 2023; 6,446,866 shares issued and outstanding at June 30, 2024 and 6,002,628 shares issued and outstanding at December 31, 2023	6	6
Additional paid-in capital	182,786	172,704
Accumulated deficit	(171,365)	(165,204)
Accumulated other comprehensive income (loss)	45	(64)
Total stockholders' equity	11,472	7,442
Total liabilities and stockholders' equity	$22,355	$16,102

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales	$6,139	$3,551	$11,582	$6,331
Cost of goods sold	838	585	1,726	1,043
Gross profit	5,301	2,966	9,856	5,288
Operating expenses
Research and development	635	1,155	1,034	2,964
Selling, general and administrative	7,257	6,799	15,262	13,509
Total operating expenses	7,892	7,954	16,296	16,473
Loss from operations	(2,591)	(4,988)	(6,440)	(11,185)
Other (income) expense
Interest and other income	(55)	(85)	(280)	(204)
Other expense	119	—	123	—
Total other (income) expense	64	(85)	(157)	(204)
Loss before income taxes	(2,655)	(4,903)	(6,283)	(10,981)
Benefit from income taxes	—	—	122	211
Net loss	$(2,655)	$(4,903)	$(6,161)	$(10,770)
Net loss per share of common stock - Basic and Diluted	$(0.38)	$(1.03)	$(0.90)	$(2.27)
Weighted average common shares outstanding - Basic and Diluted (see Note 11)	7,046	4,751	6,831	4,747

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(2,655)	$(4,903)	$(6,161)	$(10,770)
Other comprehensive loss:
Foreign currency translation adjustment	33	(63)	109	(7)
Other comprehensive loss	33	(63)	109	(7)
Comprehensive loss	$(2,622)	$(4,966)	$(6,052)	$(10,777)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

(in thousands)

	Mezzanine Equity		Stockholders' Equity
			Common		Additional		Accumulated other	Total
	Preferred Stock		Stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balances as of January 1, 2024	—	$—	6,003	$6	$172,704	$(165,204)	$(64)	$7,442
Net loss	—	—	—	—	—	(3,506)	—	(3,506)
Other comprehensive income	—	—	—	—	—	—	76	76
Issuance of stock related to employee compensation plans, net of forfeitures	—	—	3	—	—	—	—	—
Share based compensation	—	—	—	—	484	—	—	484
Balances as of March 31, 2024	—	—	6,006	6	173,188	(168,710)	12	4,496
Net loss	—	—	—	—	—	(2,655)	—	(2,655)
Other comprehensive income	—	—	—	—	—	—	33	33
Sale of common stock and warrants	—	—	438	—	9,306	—	—	9,306
Financing Fees	—	—	—	—	(180)	—	—	(180)
Issuance of stock related to employee compensation plan, net of forfeitures	—	—	3	—	—	—	—	—
Share based compensation	—	—	—	—	472	—	—	472
Balances as of June 30, 2024	—	$—	6,447	$6	$182,786	$(171,365)	$45	$11,472

Balances as of January 1, 2023	71	$—	4,745	$5	$163,520	$(146,370)	$(69)	$17,086
Net loss	—	—	—	—	—	(5,867)	—	(5,867)
Other comprehensive income	—	—	—	—	—	—	56	56
Issuance of stock related to employee compensation plan, net of forfeitures	—	—	1	—	—	—	—	—
Preferred stock redemption	(71)	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	572	—	—	572
Balances as of March 31, 2023	—	—	4,746	5	164,092	(152,237)	(13)	11,847
Net loss	—	—	—	—	—	(4,903)	—	(4,903)
Other comprehensive income	—	—	—	—	—	—	(63)	(63)
Issuance of stock related to employee compensation plan, net of forfeitures	—	—	6	—	—	—	—	—
Share based compensation	—	—	—	—	183	—	—	183
Balances as of June 30, 2023	—	$—	4,752	$5	$164,275	$(157,140)	$(76)	$7,064

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,161)	$(10,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	956	755
Depreciation and amortization	407	444
Amortization of right of use assets	43	30
Inventory reserve charge	—	65
Increase in provision for bad debts	—	28
Changes in operating assets and liabilities:
Accounts receivable	179	135
Inventories	(93)	(71)
Prepaid expenses and other assets	426	723
Accounts payable	299	155
Accrued expenses and other current liabilities	(417)	(631)
Operating lease liabilities	31	(35)
Net cash used in operating activities	(4,330)	(9,172)
Cash flows from investing activities:
Purchase of marketable securities	(3,928)	—
Purchase of equipment	—	(91)
Net cash used in investing activities	(3,928)	(91)
Cash flows from financing activities:
Sale of common stock and warrants	8,300	—
Financing fees	(180)	—
Net cash provided by financing activities	8,120	—
Effect of changes in exchange rates on cash and cash equivalents	109	(7)
Net decrease in cash and cash equivalents and restricted cash	(29)	(9,270)
Cash and cash equivalents and restricted cash – beginning of period	10,581	17,962
Cash and cash equivalents and restricted cash – end of period	$10,552	$8,692
Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$122	$211
Interest paid	$7	$4
Supplemental schedule of noncash activity:
Accounts payable paid through issuance of common stock and warrants	$1,006	$—
Right-of-use asset and liability	$3,316	$—

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

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2024. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

(d)	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the balance reflected on the Condensed Consolidated Statement of Cash Flows at June 30, 2024 and 2023:

(in thousands)	June 30, 2024	June 30, 2023
Cash and cash equivalents	$10,302	$8,442
Restricted cash	250	250
Total cash, cash equivalents and restricted cash	$10,552	$8,692

As of June 30, 2024, cash equivalents represented funds held in an interest bearing demand deposit account, U.S. treasury bills, and a money market account.

The Company's restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its corporate credit card arrangement with Citibank, N.A. established in April 2022.
9

(e)	Marketable Securities

Marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in interest and other income net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in Interest and other income. As of June 30, 2024, marketable securities amounted to $3.9 million and consist of U.S. treasury bills. The Company held no marketable securities at December 31, 2023.

(f)	Licensed Products

The Company licenses a portion of its devices through its cash pay channels. The cost of these licensed devices is capitalized and included in Other Assets in the accompanying Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, and is being recognized as cost of goods sold on the straight-line method over the estimated 12-36 month useful life of the devices. If certain licensed devices are returned and no longer meet quality specifications or the carrying amount of certain licensed devices are no longer deemed to be recoverable, the Company records a charge to cost of goods sold to write down such licensed devices to zero. The net book value of these licensed devices at June 30, 2024 and December 31, 2023 was $388,000 and $494,000, respectively. Changes in the value of these licensed devices in Other Assets are captured on the Statement of Cash Flows under the captions inventories and inventory reserve charge.

(g)	Recently Adopted Accounting Standards

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

Note 3. Liquidity, Significant Risks and Uncertainties

Liquidity

The Company has experienced significant net losses, and it expects to continue to incur net losses for the near future as it works to increase market acceptance of its gammaCore therapy and general wellness and human performance products. The Company has never been profitable and has incurred net losses and negative cash used in operations in each year since its inception. The Company incurred net losses of $6.2 million and $10.8 million and used cash in its operations of $4.3 million and $9.2 million for the six months ended June 30, 2024 and 2023, respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its operations from the sale of its securities. During the six months ended June 30, 2024, the Company received net proceeds of approximately $9.0 million from such sales and as of June 30, 2024, the Company’s cash, cash equivalents and marketable securities totaled $14.2 million (“Cash Position”). The Company therefore believes that the previously disclosed substantial doubt about its ability to continue as a going concern is alleviated.

Based on its current assessment, the Company believes its Cash Position will enable it to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued. There remain significant risks and uncertainties regarding the Company's business, financial condition and results of operations. The Company’s future capital requirements are difficult to forecast and will depend on many factors that are out of its control. If the Company is unable to achieve its planned operating results or maintain sufficient financial resources, its business, financial condition and results of operations may be materially and adversely affected.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue in the United States from the VA/DoD pursuant to its qualifying contract under the FSS and open market sales to individual VA facilities. For the three months ended June 30, 2024 and 2023, the VA/DoD accounted for 74.5% and 58.6% of net sales, respectively. For the six months ended June 30, 2024 and 2023, the VA/DoD accounted for 72.9% and 59.8% of net sales, respectively.

For the six months ended June 30, 2024, Lovell accounted for more than 10% of our VA/DoD net sales. One VA/DoD facility accounted for more than 10% of total VA/DoD net sales during the six months ended June 30, 2024. No VA/DOD facility accounted for more than 10% of total VA/DoD net sales during the six months ended June 30, 2023. During the three and six months ended June 30, 2024 and 2023, one facility accounted for more than 10% of net sales from the NHS.

Foreign Currency Exchange
The Company has foreign currency exchange risk related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in the functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

Note 4. Revenue

The following tables present product net sales disaggregated by Channel and Geographic Market (in thousands):

	Three months ended June 30,		Six months ended June 30,
Channel:	2024	2023	2024	2023
Rx gammaCore - VA/DoD	$4,572	$2,081	$8,447	$3,786
Rx gammaCore - U.S. Commercial	476	445	909	875
Outside the United States	464	424	913	834
Truvaga	572	290	957	437
TAC-STIM	55	311	356	399
Total Net Sales	$6,139	$3,551	$11,582	$6,331

Geographic Market:	Three months ended June 30,		Six months ended June 30,
Product revenue	2024	2023	2024	2023
United States	$5,675	$3,127	$10,669	$5,497
United Kingdom	427	384	812	705
Other	22	22	67	65
License revenue
Japan	15	18	34	64
Total Net Sales	$6,139	$3,551	$11,582	$6,331

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Note 5. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of June 30, 2024 and December 31, 2023.

As of June 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash, cash equivalents and restricted cash	$10,552	$—	$—	$10,552

Marketable Securities:
U.S. Treasury Bills	3,928	—	—	3,928
Total marketable securities	3,928	—	—	3,928

Total cash, cash equivalents, restricted cash and marketable securities	$14,480	$—	$—	$14,480

As of December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash, cash equivalents and restricted cash	$10,581	$—	$—	$10,581

Note 6. Fair Value Measurements
Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
June 30, 2024	Total	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents and restricted cash	$10,552	$10,552	$—	$—
Marketable Securities:
U.S. treasury bills	3,928	3,928	—	—
Total cash, cash equivalents, restricted cash and marketable securities	$14,480	$14,480	$—	$—

		Fair Value Hierarchy
December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Total cash, cash equivalents and restricted cash	$10,581	$10,581	$—	$—

As of June 30, 2024, the Company's Marketable securities in the amount of $3,928 were carried at fair value in accordance with Level 1 as described above. The Company had no financial assets or liabilities as of December 31, 2023 that required valuation in accordance with the levels described above. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2024 and year ended December 31, 2023. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.

Note 7. Inventories

As of June 30, 2024 and December 31, 2023, inventories consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$1,125	$832
Work in process	644	1,538
Finished goods	812	397
Total inventories	2,581	2,767
Less: noncurrent inventories	—	607
Current inventories	$2,581	$2,160

The reserve for obsolete inventory was $0.6 million and $0.7 million as of June 30, 2024 and December 31, 2023, respectively. The Company records charges for obsolete inventory in cost of goods sold. As of December 31, 2023, noncurrent inventory was comprised of approximately $0.5 million in raw materials and $0.1 million of work in process, respectively. Inventory classified under the category “Work in process” consists of prefabricated assembled product.

Note 8. Leases

For the three and six months ended June 30, 2024, the Company recognized lease expenses of $61,000 and $99,000, respectively. For the three and six months ended June 30, 2023 the Company recognized lease expenses of $38,000 and $76,000, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

On February 6, 2024, the Company entered into The First Amendment to Lease Agreement (the “Agreement”) to extend its Rockaway, New Jersey lease for an additional 10 years. The Amendment was effective May 1, 2024, and expires on July 31, 2034, with a tenant option to renew for an additional five years. The increase in the term of the lease for the existing leased property was accounted for as a lease modification, therefore, the associated operating lease right of use assets and operating lease liabilities for the existing space were remeasured as of February 6, 2024. The Agreement also includes the expansion of leased property from 13,643 square feet to 22,557 square feet. The Company has accounted for the expansion space as an increase in lease right of use assets effective with the Agreement commencement date of June 1, 2024.

Supplemental Balance Sheet Information for Operating Leases:

(in thousands)	June 30, 2024	December 31, 2023
Operating leases:
Operating lease right of use assets	$3,775	$502
Operating lease liabilities:
Current portion of operating lease liabilities	342	89
Noncurrent operating lease liabilities	3,631	537
Total operating lease liabilities	$3,973	$626
Weighted average remaining lease term (in years)	15.0	5.2
Weighted average discount rate	13.5%	13.8%

Future lease payments as of June 30, 2024:

(in thousands)
Remainder of 2024	$158
2025	369
2026	516
2027	603
2028	627
2029 and thereafter	8,388
Total future lease payments	10,661
Less: Amounts representing interest	(6,688)
Total	$3,973
13

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accrued professional fees	$168	$282
Accrued bonuses and incentive compensation	1,806	2,352
Accrued litigation legal fees expense	1,099	1,041
Accrued insurance expense	18	247
Accrued research and development expenses	655	655
Accrued vacation and other employee related expenses	762	628
Accrued inventory purchases	336	—
Accrued tax expenses	318	272
Deferred revenue	84	245
Other	208	149
	$5,454	$5,871

Note 10. Shareholders' Equity

Securities Purchase Agreements

On June 3, 2024, Company entered into a securities purchase agreement (the “Registered Direct Purchase Agreement”) with an institutional accredited investor (the “Purchaser”) for the sale (the “Registered Direct Offering”) by the Company of pre-funded warrants (the “RD Pre-funded Warrants”) to purchase up to 225,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (the “RD Pre-funded Warrant Shares”). In a concurrent private placement, the Company issued and sold to the Purchaser unregistered warrants to purchase up to 112,500 shares of Common Stock (the “PIPE Warrants” and shares of Common Stock underlying the PIPE Warrants, the “PIPE Warrant Shares”). Each RD Pre-funded Warrant in the Registered Direct Offering was sold together with one-half of one PIPE Warrant at a combined effective offering price of $6.4925 per share. The PIPE Warrants became exercisable after the date of issuance at a price of $6.43 per share and will expire on June 5, 2029.

In a separate private placement, on May 31, 2024, the Company entered into securities purchase agreements with certain institutional and accredited investors and directors of the Company (the “Private Agreements”), which collectively provided for the sale by the Company of (i) 438,191 shares of Common Stock (the “Private Shares”), (ii) pre-funded warrants (the “Private Pre-funded Warrants”) to purchase up to 770,119 shares of Common Stock and (iii) warrants (the “Private Warrants” and together with the PIPE Warrants, the “Warrants”) to purchase up to 604,150 shares of Common Stock (the “Private Warrant Shares”). Each share of Common Stock (or Private Pre-funded Warrant) in this private placement was sold together with one-half of one Private Warrant at a combined effective offering price of $6.4925 per share. The Private Warrants will have the same terms as the PIPE Warrants sold to the Purchaser.

The Private Shares were sold at a purchase price of $6.43 per share. The RD Pre-funded Warrants and Private Pre-funded Warrants were sold at a purchase price of $6.43 minus $0.001 per Pre-Funded Warrant, and are exercisable immediately at an exercise price of $0.001 per share. The PIPE Warrants and Private Warrants are only exercisable for whole shares of Common Stock.

The net proceeds to the Company resulting the sale of securities described above was approximately $9.0 million, after deducting other offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the warrants. Of the net proceeds, $1 million came from the issuance of securities to the Company’s legal counsel. Upon issuance of the shares, certain of the Company’s financial obligations to its legal counsel were deemed paid and satisfied in full.

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, or ASC Topic 815-40, as either derivative liabilities or equity instruments depending on the specific terms of the warrant. The Company determined that the warrants associated this financing qualified for equity classification.

Stock Purchase Warrants

The following table presents a summary of stock purchase warrants outstanding as of June 30, 2024.
	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2024	924	$4.54	5.1	$1,477
Stock purchase warrants	716
Exercised	—
Expired	—
Outstanding, June 30, 2024	1,640	$5.37	4.7	$1,920
Exercisable, June 30, 2024	1,640	$5.37	4.7	$1,920

A total of 1,608,433 pre-funded warrants were excluded from this table of which 995,119 were issued during the six months ended June 30, 2024.

Note 11.  Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Due to their nominal exercise price of $0.001 per share, 1,608,433 pre-funded warrants are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying condensed consolidated statement of operations as of the applicable purchase date. Stock unit awards, stock options, and warrants (other than the pre-funded warrants) have not been included in the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect.

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Six months ended June 30,
(in thousands)	2024	2023
Stock options	498	335
Stock units	422	143
Stock purchase warrants	1,640	1
	2,560	479

Note 12.  Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. For the six months ended June 30, 2024 and 2023 the Company received net cash payments of $122,000 and $211,000, respectively from the sale of its New Jersey state net operating losses.

Note 13. Stock Based Compensation

The following table presents a summary of activity related to stock options during the six months ended June 30, 2024:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2024	516	$37.46	7.7	$307
Granted	—
Exercised
Cancelled	(18)
Outstanding, June 30, 2024	498	$36.98	7.3	$407
Exercisable, June 30, 2024	319	$53.91	6.4	$121

The intrinsic value is calculated as the difference between the fair market value at June 30, 2024 and the exercise price per share of the stock option. The options granted to employees generally vest over a three-year period.

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the six months ended June 30, 2024:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2024	227	$7.41
Granted	211
Vested and delivered	(6)
Cancelled	(10)
Outstanding, June 30, 2024	422	$6.61

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

The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Selling, general and administrative	$440	$115	$879	$625
Research and development	21	61	56	118
Cost of goods sold	11	7	21	12
Total expense	$472	$183	$956	$755

Total unrecognized compensation cost related to unvested awards as of June 30, 2024 was $1.9 million and is expected to be recognized over the next 2.1 years.

Valuation Information for Stock-Based Compensation

The Company uses the Black-Scholes model to estimate the grant date fair value of each stock option awarded. Effective July 1, 2023, expected volatility was based 100% on the Company's historical common stock volatility. For the period presented below, the expected volatility was based on a composite comprising of 50% of the Company's historical common stock volatility; the remaining 50% was based on historical volatility of its peers. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembled the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted during the six months ended June 30, 2023 are summarized in the table below. No options were granted during the six months ended June 30, 2024.

Six months ended June 30,
2023
Fair value at grant date	$3.46
Expected volatility	114.0%
Risk-free interest rate	3.9%
Expected holding period, in years	6.0
Dividend yield	—%

The fair value of each Stock Unit is the market close price of the Company’s common stock on the trading day immediately preceding the date of grant.

Note 14. Contingencies

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

The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company is not aware of any further currently pending litigation for which it believes the outcome could have a material adverse effect on its operations or financial position. The Company expenses associated legal fees including those relating to the stockholder litigation described in this Note 14 in the period they are incurred.

Note 15. Subsequent events

Finance and Security Agreement

On July 2, 2024, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "2024 Agreement"). The 2024 Agreement provides for a single borrowing by the Company of approximately $493,000 with a ten-month term and an annual interest rate of 8.75%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. The amounts payable are secured by the Company's rights under such policies. The Company will begin paying monthly installments of approximately $51,000 in July 2024.

Related Party Transaction

On July 11, 2024, the Company and a member of its board of directors entered into a consulting agreement pursuant to which the board member is expected to begin providing consulting and advisory services to the Company’s Chief Executive Officer for a one-year term as of the completion of his service on the Board, effective as of immediately prior to the  Company’s 2025 Annual Meeting of Stockholders. The director will be paid an hourly or per diem fee for such services rendered, if any, and was granted a stock option to purchase 50,000 shares of common stock of the Company at an exercise price of $6.43 per share, which shall vest and be exercisable in 12 equal monthly installments, subject to full vesting, if earlier, immediately prior to the 2025 Annual Meeting of Stockholders or a Change of Control so long as the director remains in continuous service to the Company through such date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

You should read this section in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those under the caption "Risk Factors" in the aforementioned Annual Report and this Quarterly Report.

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

The VA/DoD comprised 72.9% of our revenue during the six months ended June 30, 2024. The majority of our 2024 sales were made through open market sales to individual facilities within the VA Hospital system and a smaller amount pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, which was secured by us in December 2018 and through Lovell Government Services, or Lovell. The initial term of our FSS contract was scheduled to expire on January 15, 2024. We obtained modifications to the initial contract, temporarily extending the term from January 15, 2024 to September 14, 2024, while the VA/DoD Federal Supply Schedule Service reviews our follow-on offer application for a replacement FSS contract. Although we continue to work with the appropriate government personnel to replace our existing FSS contract, there can be no assurance that the VA/DoD will accept our application which may limit or eliminate our ability to sell certain gammaCore products into the government channel pursuant to our qualifying FSS contract or individual facilities that utilize our FSS contract number for open market purchases.

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

Sales under the Med Tech Funding Mandate, or MTFM, program for cluster headache in the UK comprised 5.5% and 5.6% of our revenue during the three and six months ended June 30, 2024, respectively. In October 2023, we were notified by NHS Supply Chain that it intends to continue to include the gammaCore device within their framework agreement, commencing March 2024 through March 2026 with our option to extend for a further two years. In 2024, we expect NICE to review the guidance document and any changes in recommendation or pricing may adversely impact our ability to work with NHS England on the MTFM program.

We believe there may be significant opportunities beyond these two areas. Specifically, we believe there may be a large commercial opportunity for our gammaCore medical device with additional insurance covered lives, cash pay, physician dispense, and direct-to consumer approaches, along with general wellness and human performance propositions through our Truvaga and TAC-STIM products. Therefore, we will continue our investments to expand our efforts in these channels and markets in 2024 and beyond.

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

Our expected cash requirements for the next 12 months and beyond are based on the commercial success of our products and our ability to control operating expenses. We believe our cash, cash equivalents, marketable securities, and anticipated revenue will enable us to fund our operating expenses, working capital and capital expenditures as currently planned through 12 months from the date of the financial statements in this Quarterly Report, however, there can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately potentially cease operations. See “Liquidity Outlook.”

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. The critical accounting estimates, that we believe have the greatest potential impact on the condensed consolidated financial statements are disclosed in the section titled Critical Accounting Policies and Estimates in Part II of our Annual Report.

Results of Operations

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023:

	For the three months ended June 30,
	2024	2023	Change
(in thousands)
Consolidated statements of operations:
Net sales	$6,139	$3,551	$2,588
Cost of goods sold	838	585	253
Gross profit	5,301	2,966	2,335
Gross margin	86%	84%
Operating expenses
Research and development	635	1,155	(520)
Selling, general and administrative	7,257	6,799	458
Total operating expenses	7,892	7,954	(62)
Loss from operations	(2,591)	(4,988)	2,397
Other (income) expense
Interest and other income	(55)	(85)	30
Other expense	119	—	119
Total other (income) expense	64	(85)	149
Loss before income taxes	(2,655)	(4,903)	2,248
Benefit from income taxes	—	—	—
Net loss	$(2,655)	$(4,903)	$2,248

Net Sales

Net sales for the three months ended June 30, 2024 increased 73% as compared to the three months ended June 30, 2023. The increase of $2.6 million is due to an increase in net sales across major channels including our prescription gammaCore medical devices sold in the United States and abroad; and revenue from the sales of our nonprescription general wellness Truvaga products. We expect that the majority of our remaining 2024 fiscal year revenue will continue to come from the VA/DoD. In addition, the amount of revenue we recognize from the sale of our TAC-STIM product, however, may fluctuate significantly from quarter to quarter. See the above Overview for discussion regarding our FSS contract with the VA/DoD.

The following table sets forth our product net sales:

(in thousands)	Three months ended June 30,
Product	2024	2023
Rx gammaCore - Department of Veteran Affairs and Department of Defense	$4,572	$2,081
Rx gammaCore - U.S. Commercial	476	445
Outside the United States	464	424
Truvaga	572	290
TAC-STIM	55	311
	$6,139	$3,551

Gross Profit

Gross profit increased by $2.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Gross margin was 86% and 84% for the three months ended June 30, 2024 and 2023, respectively. Gross profit and gross margin for the remainder of 2024 will be largely dependent on revenue levels, product mix, and any changes in the estimated useful lives of licensed devices.

Research and Development

Research and development expense in the second quarter of 2024 was $0.6 million, as compared to $1.2 million in the second quarter of 2023. This decrease was primarily due to a significant reduction in investments associated with the development of our next generation of smartphone-integrated and smartphone-connected non-invasive therapies. For the remainder of 2024, we expect our research and development expense to continue to be lower than 2023.

Selling, General and Administrative

Selling, general and administrative expense of $7.3 million for the three months ended June 30, 2024 increased by $0.5 million, or 7%, as compared to $6.8 million for the previous year period. This increase was primarily due to our greater variable selling and marketing costs consistent with our increase in sales. During the remainder of 2024, we plan on continuing to make targeted investments in sales and marketing to support our commercial efforts, particularly around sales and marketing efforts across all major U.S. channels.

Other (Income) Expense

Interest and other expense increased by $149,000 primarily due to a one time expense associated with termination of an agreement.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

The following table sets forth amounts from our condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$11,582	$6,331	$5,251
Cost of goods sold	1,726	1,043	683
Gross profit	9,856	5,288	4,568
Gross margin	85%	84%
Operating expenses
Research and development	1,034	2,964	(1,930)
Selling, general and administrative	15,262	13,509	1,753
Total operating expenses	16,296	16,473	(177)
Loss from operations	(6,440)	(11,185)	4,745
Other (income) expense
Interest and other income	(280)	(204)	(76)
Other expense	123	—	123
Total other (income) expense	(157)	(204)	47
Loss before income taxes	(6,283)	(10,981)	4,698
Benefit for income taxes	122	211	(89)
Net loss	$(6,161)	$(10,770)	$4,609

Net Sales

Net sales increased 83% for the six months ended June 30, 2024 compared to the prior year period. The increase of $5.3 million is due to an increase in net sales across all major channels including the sale of our prescription gammaCore medical devices in our U.S. Department of Veteran Affairs and U.S. commercial channel, and revenue from the sales of our nonprescription Truvaga products. We expect that the majority of remaining 2024 fiscal year revenue will continue to come from our U.S. channels. The amount of revenue we recognize from the sale of our TAC-STIM product, however, may fluctuate significantly from quarter to quarter.

The following table sets forth our channel net sales:

(in thousands)	Six months ended June 30,
Product	2024	2023
Rx gammaCore - Department of Veteran Affairs and Department of Defense	$8,447	$3,786
Rx gammaCore - U.S. Commercial	909	875
Outside the United States	913	834
Truvaga	957	437
TAC-STIM	356	399
	$11,582	$6,331

Gross Profit

Gross profit increased $4.6 million for the six months ended June 30, 2024 compared to the prior year. Gross margin increased to 85% for the six months ended June 30, 2024 compared to 84% for the six months ended June 30, 2023. In recent quarters, we have sold an increasing number of longer duration therapy, resulting in a higher average selling price. Gross profit and gross margin in the remainder of 2024 will be largely dependent on revenue levels, product mix, and any changes in the estimated useful lives of licensed devices.

Research and Development

Research and development expense decreased by $1.9 million or 65% for the six months ended June 30, 2024 compared to the prior year period. This decrease was primarily due to a significant reduction in investments associated with the development of our next generation of smartphone-integrated and smartphone-connected non-invasive therapies. For the remainder of 2024, we expect our research and development expense to continue to be lower than 2023.

Selling, General and Administrative

Selling, general and administrative expense of $15.3 million for the six months ended June 30, 2024 increased by $1.8 million compared to $13.5 million for the previous year period. This increase was primarily due to our greater variable selling and marketing costs consistent with our increase in sales. During the remainder of 2024, we plan on continuing to make targeted investments in sales and marketing to support our commercial efforts, particularly around sales and marketing efforts across all major U.S. channels. Selling, general and administrative expense for the six months ended June 30, 2023 included severance charges of $332,000.

Other (Income) Expense

The decrease in Other Income of $47,000 is primarily due to a one time expense associated with termination of an agreement.

Benefit from Income Taxes

We may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. On March 6, 2024, the Company received a net cash payment of $122,000 from the sale of its New Jersey state net operating losses, respectively.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the six months ended June 30,
	2024	2023
(in thousands)
Net cash (used in) provided by
Operating activities	$(4,330)	$(9,172)
Investing activities	$(3,928)	$(91)
Financing activities	$8,120	$—

Operating Activities

Net cash used in operating activities was $4.3 million and $9.2 million for the six months ended June 30, 2024 and 2023, respectively. This decrease is primarily due to the decrease in our net loss adjusted for non-cash expense items.

Investing Activities

During the six months ended June 30, 2024, $3.9 million was provided by investing activities. During the six months ended June 30, 2023, cash used in investing activities was related to equipment purchases.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $8.1 million which was attributable to the entering into a registered direct offering and concurrent private placements, which closed on June 5, 2024. In addition, we received $1 million from the issuance of securities to our legal counsel. Upon issuance of these shares, certain of our financial obligations to our legal counsel were deemed paid and satisfied in full. During the six months ended June 30, 2023, no cash was provided by financing activities.

Liquidity Outlook

We have experienced significant net losses, and we expect to continue to incur net losses for the near future as we work to increase market acceptance of our gammaCore therapy and general wellness and human performance products. We have never been profitable and we have incurred net losses and negative cash used in operations in each year since our inception. We incurred net losses of $6.2 million and $10.8 million and used cash in our operations of $4.3 million and $9.2 million for the six months ended June 30, 2024 and 2023, respectively.

We have historically funded our operations from the sale of our securities. During the six months ended June 30, 2024, we received net proceeds of approximately $9.0 million from such sales and as of June 30, 2024, our cash, cash equivalents and marketable securities totaled $14.2 million.

Based on our current assessment, we believe we will be able to fund our operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued. We therefore believe that the previously disclosed substantial doubt about our ability to continue as a going concern is alleviated. There remain significant risks and uncertainties regarding our business, financial condition and results of operations. Our future capital requirements are difficult to forecast and will depend on many factors that are out of our control. If we are unable to achieve our planned operating results or maintain sufficient financial resources, our business, financial condition and results of operations may be materially and adversely affected.

On January 18, 2022, we filed a Form S-3 registration statement, or the 2022 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which we refer to collectively as the Shelf Securities, up to an aggregate amount of $75.0 million. The 2022 Shelf Registration Statement was declared effective on January 25, 2022. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of Shelf Security will be determined from time to time by us in connection with the issuance by us of the Shelf Securities. Until such time as the aggregate market value of our securities held by non-affiliates equals or exceeds $75.0 million, the aggregate maximum offering price of all Shelf Securities issued by us in any given 12-calendar month period pursuant to the 2022 Shelf Registration Statement (or any successor registration statement on Form S-3) may not exceed one-third of the aggregate market value of our securities held by non-affiliates. As of June 30, 2024, we had approximately $4.8 million available of unused capacity under the 2022 Shelf Registration Statement, subject to the one-third limit.  If our public float increases, we will have additional availability under such limit, and if our public float increases to $75.0 million or more, such one-third limit will terminate. There can be no assurance that our public float will increase. that we will no longer be subject to such limitation, that such limitation may not reapply after termination under applicable SEC rules, or that the 2022 Shelf Registration Statement will allow us to raise additional capital in a timely manner, on acceptable terms, or at all.

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
If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the six months ended June 30, 2024.
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
All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2024.
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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of June 30, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2024 were not effective due to the material weakness described below.

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

Remediation Plan for the Material Weakness

Management is committed to the remediation of the material weakness described above. In 2024, management has implemented and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

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

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended June 30, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information set forth in Note 14. Contingencies of the condensed consolidated financial statements included in this Quarterly Report is incorporated here by reference to this Part II Item 1.

Item 1A.
RISK FACTORS

You should carefully consider the risk factors included in Item 1A. of our Annual Report and the other information in this Quarterly Report, including the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our Annual Report, and the following risk factor and the risks described elsewhere in this Quarterly Report occur, our business, operating results and financial condition could be seriously harmed. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in our Annual Report and elsewhere in this Quarterly Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
(a) As previously announced, F. Peter Cuneo, a member of the board of directors (the “Board”) of the Company, resigned as a Class III director with a term expiring at the 2024 Annual Meeting of Stockholders, and was immediately reappointed to the Board as a Class I director with a term expiring at the 2025 Annual Meeting of Stockholders. Mr. Cuneo is expected to continue to serve until the 2025 Annual Meeting, at which time he will not stand for reelection. In connection with the foregoing, on August 2, 2024, the Board determined that the size of the Board will be decreased from eight to seven members (i) immediately prior to the 2025 Annual Meeting or (ii) upon the death, removal, or resignation of Mr. Cuneo, if earlier.

(b) Not applicable.

(c) Trading Plans.

During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 7, 2024	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer (Principal Financial and Accounting Officer)

