Form 10-Q
period 2024-09-30
electroCore, Inc.
filed 2024-11-13
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

As of November 7, 2024, the registrant had 6,554,591 shares of common stock outstanding.

1

REFERENCES TO ELECTROCORE

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise stated or the context otherwise requires, references to the “Company,” “electroCore,” “we,” “us” and “our” refer to electroCore, Inc. a Delaware corporation and its subsidiaries.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,929	$10,331
Restricted cash	250	250
Marketable securities	8,018	—
Accounts receivable, net	552	717
Inventories	1,956	2,160
Prepaid expenses and other current assets	1,074	836
Total current assets	16,779	14,294
Inventories, noncurrent	—	607
Property and equipment, net	170	204
Operating lease right of use assets, net	3,732	502
Other assets, net	364	495
Total assets	$21,045	$16,102
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,241	$2,163
Accrued expenses and other current liabilities	6,308	5,871
Current portion of operating lease liabilities	363	89
Total current liabilities	7,912	8,123
Noncurrent liabilities:
Operating lease liabilities, noncurrent	3,678	537
Total liabilities	11,590	8,660
Contingencies (see Note 14)	—	—
Stockholders' equity:
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at September 30, 2024 and December 31, 2023; 6,507,011 shares issued and outstanding at September 30, 2024 and 6,002,628 shares issued and outstanding at December 31, 2023	7	6
Additional paid-in capital	183,133	172,704
Accumulated deficit	(173,862)	(165,204)
Accumulated other comprehensive income (loss)	177	(64)
Total stockholders' equity	9,455	7,442
Total liabilities and stockholders' equity	$21,045	$16,102

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales	$6,554	$4,508	$18,136	$10,839
Cost of goods sold	1,065	661	2,791	1,704
Gross profit	5,489	3,847	15,345	9,135
Operating expenses
Research and development	521	1,249	1,555	4,213
Selling, general and administrative	7,619	6,724	22,881	20,233
Total operating expenses	8,140	7,973	24,436	24,446
Loss from operations	(2,651)	(4,126)	(9,091)	(15,311)
Other (income) expense
Interest and other income	(159)	(94)	(439)	(298)
Other expense	5	—	128	—
Total other (income) expense	(154)	(94)	(311)	(298)
Loss before income taxes	(2,497)	(4,032)	(8,780)	(15,013)
Benefit from income taxes	—	—	122	211
Net loss	$(2,497)	$(4,032)	$(8,658)	$(14,802)
Net loss per share of common stock - Basic and Diluted	$(0.31)	$(0.68)	$(1.19)	$(2.87)
Weighted average common shares outstanding - Basic and Diluted (see Note 11)	8,093	5,945	7,255	5,149

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(2,497)	$(4,032)	$(8,658)	$(14,802)
Other comprehensive income (loss):
Foreign currency translation adjustment	127	(22)	236	(29)
Unrealized gain on securities, net of taxes as applicable	5	—	5	—
Other comprehensive income (loss)	132	(22)	241	(29)
Comprehensive loss	$(2,365)	$(4,054)	$(8,417)	$(14,831)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

(in thousands)

	Mezzanine Equity		Stockholders' Equity
			Common		Additional		Accumulated other	Total
	Preferred Stock		Stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balances as of January 1, 2024	—	$—	6,003	$6	$172,704	$(165,204)	$(64)	$7,442
Net loss	—	—	—	—	—	(3,506)	—	(3,506)
Other comprehensive income	—	—	—	—	—	—	76	76
Issuance of stock related to employee compensation plans, net of forfeitures	—	—	3	—	—	—	—	—
Share based compensation	—	—	—	—	484	—	—	484
Balances as of March 31, 2024	—	—	6,006	6	173,188	(168,710)	12	4,496
Net loss	—	—	—	—	—	(2,655)	—	(2,655)
Other comprehensive income	—	—	—	—	—	—	33	33
Sale of common stock and warrants	—	—	438	—	9,306	—	—	9,306
Financing fees	—	—	—	—	(180)	—	—	(180)
Issuance of stock related to employee compensation plan, net of forfeitures	—	—	3	—	—	—	—	—
Share based compensation	—	—	—	—	472	—	—	472
Balances as of June 30, 2024	—	—	6,447	6	182,786	(171,365)	45	11,472
Net loss	—	—	—	—	—	(2,497)	—	(2,497)
Other comprehensive income	—	—	—	—	—	—	132	132
Financing fees	—	—	—	—	(52)	—	—	(52)
Issuance of stock related to employee compensation plan, net of forfeitures	—	—	60	1	(1)	—	—	—
Share based compensation	—	—	—	—	400	—	—	400
Balances as of September 30, 2024	—	$—	6,507	$7	$183,133	$(173,862)	$177	$9,455

Balances as of January 1, 2023	71	$—	4,745	$5	$163,520	$(146,370)	$(69)	$17,086
Net loss	—	—	—	—	—	(5,867)	—	(5,867)
Other comprehensive income	—	—	—	—	—	—	56	56
Issuance of stock related to employee compensation plan, net of forfeitures	—	—	1	—	—	—	—	—
Preferred stock redemption	(71)	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	572	—	—	572
Balances as of March 31, 2023	—	—	4,746	5	164,092	(152,237)	(13)	11,847
Net loss	—	—	—	—	—	(4,903)	—	(4,903)
Other comprehensive income	—	—	—	—	—	—	(63)	(63)
Issuance of stock related to employee compensation plan, net of forfeitures	—	—	6	—	—	—	—	—
Share based compensation	—	—	—	—	183	—	—	183
Balances as of June 30, 2023	—	—	4,752	5	164,275	(157,140)	(76)	7,064
Net loss	—	—	—	—	—	(4,032)	—	(4,032)
Other comprehensive income	—	—	—	—	—	—	(22)	(22)
Sale of common stock and warrants	—	—	1,233	1	8,143	—	—	8,144
Financing fees	—	—	—	—	(657)	—	—	(657)
Issuance of stock related to employee compensation plan, net of forfeitures	—	—	14	—	—	—	—	—
Share based compensation	—	—	—	—	543	—	—	543
Balances as of September 30, 2023	—	$—	5,999	$6	$172,304	$(161,172)	$(98)	$11,040

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,658)	$(14,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,356	1,298
Depreciation and amortization	592	735
Amortization of right of use assets	86	46
Inventory reserve charge	—	258
Increase in provision for credit losses	—	54
Changes in operating assets and liabilities:
Accounts receivable	165	(241)
Inventories	435	(72)
Prepaid expenses and other assets	(289)	(219)
Accounts payable	84	904
Accrued expenses and other current liabilities	437	549
Operating lease liabilities	99	(55)
Net cash used in operating activities	(5,693)	(11,545)
Cash flows from investing activities:
Purchase of marketable securities	(8,018)	—
Purchase of equipment	—	(165)
Net cash used in investing activities	(8,018)	(165)
Cash flows from financing activities:
Sale of common stock and warrants	8,300	8,144
Financing fees	(232)	(657)
Net cash provided by financing activities	8,068	7,487
Effect of changes in exchange rates on cash and cash equivalents	241	(29)
Net decrease in cash and cash equivalents and restricted cash	(5,402)	(4,252)
Cash, cash equivalents, and restricted cash – beginning of period	10,581	17,962
Cash, cash equivalents, and restricted cash – end of period	$5,179	$13,710
Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$122	$211
Interest paid	$13	$8
Supplemental schedule of noncash activity:
Insurance premium financing	$359	$433
Accounts payable paid through issuance of common stock and warrants	$1,006	$—
Right-of-use asset and liability	$3,316	$—

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

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2024. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

(b)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of electroCore and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include sales returns, valuation of inventory, estimated useful life of licensed products, stock compensation, and contingencies.

(d)	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the balance reflected on the Condensed Consolidated Statement of Cash Flows at September 30, 2024 and 2023:

(in thousands)	September 30, 2024	September 30, 2023
Cash and cash equivalents	$4,929	$13,460
Restricted cash	250	250
Total cash, cash equivalents and restricted cash	$5,179	$13,710

As of September 30, 2024, cash equivalents represented funds held in an interest-bearing demand deposit account, U.S. treasury bills, and a money market account.

The Company's restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its corporate credit card arrangement with Citibank, N.A. established in April 2022.
9

(e)	Marketable Securities

Marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other than temporary. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in interest and other income net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in Interest and other income. As of September 30, 2024, marketable securities amounted to $8.0 million and consist of U.S. treasury bills. The Company held no marketable securities at December 31, 2023.

(f)	Licensed Products

The Company licenses a portion of its devices through its cash pay channels. The cost of these licensed devices is capitalized and included in Other Assets in the accompanying Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, and is being recognized as cost of goods sold on the straight-line method over the estimated 12-36 month useful life of the devices. If certain licensed devices are returned and no longer meet quality specifications or the carrying amount of certain licensed devices are no longer deemed to be recoverable, the Company records a charge to cost of goods sold to write down such licensed devices to zero. The net book value of these licensed devices at September 30, 2024 and December 31, 2023 was $312,000 and $494,000, respectively. Changes in the value of these licensed devices in Other Assets are captured on the Statement of Cash Flows under the captions inventories and inventory reserve charge.

(g)	Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures which will require companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). The pronouncement is effective for annual filings for the year ended December 31, 2024. The Company is still assessing the impact of the adoption of this standard on its results of operations, financial position or cash flows.

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

Note 3. Liquidity, Significant Risks and Uncertainties

Liquidity

The Company has experienced significant net losses, and it expects to continue to incur net losses for the near future as it works to increase market acceptance of its gammaCore therapy and general wellness and human performance products. The Company has never been profitable and has incurred net losses and negative cash used in operations each year since its inception. The Company incurred net losses of $8.7 million and $14.8 million and used cash in its operations of $5.7 million and $11.5 million for the nine months ended September 30, 2024 and 2023, respectively. These conditions have raised substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its operations from the sale of its securities. During the nine months ended September 30, 2024, the Company received net proceeds of approximately $9.0 million from such sales and as of September 30, 2024, the Company’s cash, cash equivalents and marketable securities totaled $13.2 million (“Cash Position”).

Based on its current assessment, the Company believes its Cash Position will enable it to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued. The Company therefore believes that the previously disclosed substantial doubt about its ability to continue as a going concern is alleviated. There remain significant risks and uncertainties regarding the Company's business, financial condition and results of operations. The Company’s future capital requirements are difficult to forecast and will depend on many factors that are out of its control. If the Company is unable to achieve its planned operating results or maintain sufficient financial resources, including through potential positive cash flow from operations or supplemental access to third-party debt, equity or hybrid capital, its business, financial condition and results of operations may be materially and adversely affected.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue in the United States from the VA/DoD pursuant to its qualifying contract under the Federal Supply Schedule, or FSS, and open market sales to individual VA facilities. For the three months ended September 30, 2024 and 2023, the VA/DoD accounted for 72.9% and 60.7% of net sales, respectively. For the nine months ended September 30, 2024 and 2023, the VA/DoD accounted for 72.9% and 60.2% of net sales, respectively.

For the three and nine months ended September 30, 2024, Lovell accounted for more than 10% of our VA/DoD net sales. During the three months and nine months ended September 30, 2024, sales associated with one facility accounted for more than 10% of the total VA/DoD net sales. No facility accounted for more than 10% of the total VA/DoD net sales in the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2024 and 2023, one facility accounted for more than 10% of net sales from the National Health Service ("NHS").

Foreign Currency Exchange
The Company has foreign currency exchange risks related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in the functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

Note 4. Revenue

The following tables present product net sales disaggregated by Channel and Geographic Market (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Channel:	2024	2023	2024	2023
Rx gammaCore - VA/DoD	$4,777	$2,737	$13,224	$6,523
Rx gammaCore - U.S. Commercial	441	439	1,350	1,314
Outside the United States	485	465	1,398	1,299
Truvaga	657	266	1,614	703
TAC-STIM	194	601	550	1,000
Total Net Sales	$6,554	$4,508	$18,136	$10,839

Geographic Market:	Three months ended September 30,		Nine months ended September 30,
Product revenue	2024	2023	2024	2023
United States	$6,069	$4,044	$16,738	$9,541
United Kingdom	454	412	1,266	1,117
Other	15	33	82	98
License revenue
Japan	16	19	50	83
Total Net Sales	$6,554	$4,508	$18,136	$10,839

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Note 5. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of September 30, 2024 and December 31, 2023.

As of September 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash, cash equivalents and restricted cash	$5,179	$—	$—	$5,179

Marketable Securities:
U.S. Treasury Bills	8,013	5	—	8,018
Total marketable securities	8,013	5	—	8,018

Total cash, cash equivalents, restricted cash and marketable securities	$13,192	$5	$—	$13,197

As of December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash, cash equivalents and restricted cash	$10,581	$—	$—	$10,581

Note 6. Fair Value Measurements
Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
September 30, 2024	Total	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents and restricted cash	$5,179	$5,179	$—	$—
Marketable Securities:
U.S. treasury bills	8,018	8,018	—	—
Total cash, cash equivalents, restricted cash and marketable securities	$13,197	$13,197	$—	$—

		Fair Value Hierarchy
December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Total cash, cash equivalents and restricted cash	$10,581	$10,581	$—	$—

As of September 30, 2024, the Company's Marketable securities in the amount of $8.0 million were carried at fair value in accordance with Level 1 as described above. The Company had no financial assets or liabilities as of December 31, 2023 that required valuation in accordance with the levels described above. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2024, and year ended December 31, 2023. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.

Note 7. Inventories

As of September 30, 2024 and December 31, 2023, inventories consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$803	$832
Work in process	439	1,538
Finished goods	714	397
Total inventories	1,956	2,767
Less: noncurrent inventories	—	607
Current inventories	$1,956	$2,160

The reserve for obsolete inventory was $0.6 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively. The Company records charges for obsolete inventory in cost of goods sold. As of December 31, 2023, noncurrent inventory was comprised of approximately $0.5 million in raw materials and $0.1 million of work in process, respectively. Inventory classified under the category “Work in process” consists of prefabricated assembled product.

Note 8. Leases

For the three and nine months ended September 30, 2024, the Company recognized lease expenses of $178,000 and $357,000, respectively. For the three and nine months ended September 30, 2023, the Company recognized lease expenses of $38,000 and $114,000, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

On February 6, 2024, the Company entered into The First Amendment to Lease Agreement (the “Rockaway Amendment”) to extend its Rockaway, New Jersey lease for an additional 10 years. The Rockaway Amendment was effective May 1, 2024, and expires on July 31, 2034, with a tenant option to renew for an additional five years. The increase in the term of the lease for the existing leased property was accounted for as a lease modification, therefore, the associated operating lease right of use assets and operating lease liabilities for the existing space were remeasured as of February 6, 2024. The Rockaway Amendment also includes the expansion of leased property from 13,643 square feet to 22,557 square feet. The Company has accounted for the expansion space as an increase in lease right of use assets effective with the Rockaway Amendment commencement date of June 1, 2024.

Supplemental Balance Sheet Information for Operating Leases:

(in thousands)	September 30, 2024	December 31, 2023
Operating leases:
Operating lease right of use assets	$3,732	$502
Operating lease liabilities:
Current portion of operating lease liabilities	363	89
Noncurrent operating lease liabilities	3,678	537
Total operating lease liabilities	$4,041	$626
Weighted average remaining lease term (in years)	14.8	5.2
Weighted average discount rate	13.5%	13.8%

Future lease payments as of September 30, 2024:

(in thousands)
Remainder of 2024	$90
2025	369
2026	516
2027	603
2028	627
2029 and thereafter	8,388
Total future lease payments	10,593
Less: Amounts representing interest	(6,552)
Total	$4,041

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accrued professional fees	$323	$282
Accrued bonuses and incentive compensation	2,302	2,352
Accrued litigation legal fees expense	1,125	1,041
Accrued insurance expense	359	247
Accrued research and development expenses	655	655
Accrued vacation and other employee related expenses	929	628
Accrued tax expenses	325	272
Deferred revenue	42	245
Other	248	149
	$6,308	$5,871

Finance and Security Agreement

On July 2, 2024, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "2024 Agreement"). The 2024 Agreement provides for a single borrowing of approximately $493,000 with a ten-month term and an annual interest rate of 8.75%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. The amounts payable are secured by the Company's rights under such policies. Beginning July 2024, the Company began paying monthly installments of approximately $51,000.

During the three and nine months ended September 30, 2024, the Company recognized $5,000 and $13,000 in aggregate interest expense related to the Company's 2024 and 2023 insurance premium financing, respectively.

Note 10. Shareholders' Equity

Securities Purchase Agreements

On June 3, 2024, the Company entered into a securities purchase agreement (the “Registered Direct Purchase Agreement”) with an institutional accredited investor (the “Purchaser”) for the sale (the “Registered Direct Offering”) by the Company of pre-funded warrants (the “RD Pre-funded Warrants”) to purchase up to 225,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (the “RD Pre-funded Warrant Shares”). In a concurrent private placement, the Company issued and sold to the Purchaser unregistered warrants to purchase up to 112,500 shares of Common Stock (the “PIPE Warrants” and shares of Common Stock underlying the PIPE Warrants, the “PIPE Warrant Shares”). Each RD Pre-funded Warrant in the Registered Direct Offering was sold together with one-half of one PIPE Warrant at a combined effective offering price of $6.4925 per share. The PIPE Warrants became exercisable after the date of issuance at a price of $6.43 per share and will expire on June 5, 2029.

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

The net proceeds to the Company resulting in the sale of securities described above was approximately $9.0 million, after deducting other offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the warrants. Of the net proceeds, $1 million came from the issuance of securities to the Company’s legal counsel. Upon issuance of the shares, certain of the Company’s financial obligations to its legal counsel were deemed paid and satisfied in full.

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

Stock Purchase Warrants
The following table presents a summary of stock purchase warrants outstanding as of September 30, 2024.
	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2024	924	$4.54	5.1	$1,477
Stock purchase warrants	716
Exercised	—
Expired	—
Outstanding, September 30, 2024	1,640	$5.37	4.5	$3,215
Exercisable, September 30, 2024	1,640	$5.37	4.5	$3,215

A total of 1,608,433 pre-funded warrants were excluded from this table of which 995,119 were issued during the nine months ended September 30, 2024.

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

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Nine months ended September 30,
(in thousands)	2024	2023
Stock options	548	537
Stock units	454	231
Stock purchase warrants	1,640	924
	2,642	1,692

Note 12.  Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. For the nine months ended September 30, 2024 and 2023, the Company received net cash payments of $122,000 and $211,000, respectively from the sale of its New Jersey state net operating losses.

Note 13. Stock Based Compensation

The following table presents a summary of activity related to stock options during the nine months ended September 30, 2024:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2024	516	$37.46	7.7	$307
Granted	98
Exercised	—
Cancelled	(66)
Outstanding, September 30, 2024	548	$31.39	7.2	$681
Exercisable, September 30, 2024	340	$46.49	6.6	$338

The intrinsic value is calculated as the difference between the fair market value at September 30, 2024 and the exercise price per share of the stock option. The options granted to employees generally vest over a three-year period.

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the nine months ended September 30, 2024:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2024	227	$7.41
Granted	304
Vested and delivered	(66)
Cancelled	(11)
Outstanding, September 30, 2024	454	$6.79

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

The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Selling, general and administrative	$368	$477	$1,247	$1,102
Research and development	21	60	77	178
Cost of goods sold	11	6	32	18
Total expense	$400	$543	$1,356	$1,298

Total unrecognized compensation cost related to unvested awards as of September 30, 2024 was $2.5 million and is expected to be recognized over the next 1.6 years.

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

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted during the nine months ended September 30, 2024 and 2023, are summarized in the table below.

	Nine months ended September 30,
	2024	2023
Fair value at grant date	$4.31	$3.95
Expected volatility	101.9%	122.4%
Risk-free interest rate	4.0%	4.1%
Expected holding period, in years	4.0	5.8
Dividend yield	—%	—%

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

On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021. On August 13, 2021, the Court dismissed the amended complaint with leave to re-plead. On October 4, 2021, the plaintiffs filed a second amended complaint in the Turnofsky case. The defendants moved to dismiss, and briefing on the motion was complete on January 7, 2022. On July 13, 2023, the court dismissed the second amended complaint with leave to re-plead. The plaintiffs did not file a third amended complaint. On August 23, 2023, the plaintiffs provided the court with an order of dismissal, and the court entered the order on August 24, 2023. On September 8, 2023, plaintiff Carole Tibbs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. The appeal has been docketed as number 23-2655. The principal brief of appellant and appendix were filed on January 5, 2024. The appellees’ brief was filed on February 15, 2024, and the appellant’s reply brief was filed on March 15, 2024. On October 9, 2024, the court advised that it will decide the appeal on the papers and will not hear oral argument.

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

Note 15. Related Party Transactions

Consulting Agreements

On October 4, 2024, the Company and a former executive entered into a consulting agreement pursuant to which the former executive will provide financial and accounting consulting services to the Company on an hourly basis for 12 months after the effective date of his retirement, subject to potential extension upon mutual agreement.

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

The VA/DoD comprised 72.9% of our revenue during the nine months ended September 30, 2024. The majority of our 2024 sales were made through open market sales to individual facilities within the VA Hospital system and a smaller amount pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, which was secured by us in December 2018 and through Lovell Government Services, or Lovell. The initial term of our FSS contract was scheduled to expire on January 15, 2024. We obtained modifications to the initial contract, temporarily extending the term from January 15, 2024 to December 14, 2024, while the VA/DoD Federal Supply Schedule Service reviews our follow-on offer application for a replacement FSS contract. Although we continue to work with the appropriate government personnel to replace our existing FSS contract, there can be no assurance that the VA/DoD will accept our application which may limit or eliminate our ability to sell certain gammaCore products into the government channel pursuant to our qualifying FSS contract or individual facilities that utilize our FSS contract number for open market purchases.

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

Sales under the Med Tech Funding Mandate, or MTFM, program for cluster headache in the UK comprised 5.1% and 5.4% of our revenue during the three and nine months ended September 30, 2024, respectively. In October 2023, we were notified by NHS Supply Chain that it intends to continue to include the gammaCore device within their framework agreement, commencing March 2024 through March 2026 with our option to extend for a further two years. In 2024, we expect NICE to review the guidance document and any changes in recommendation or pricing may adversely impact our ability to work with NHS England on the MTFM program.

We believe there may be large commercial opportunities for our gammaCore medical device with adoption by third-party payors, cash pay and physician dispense models, along with general wellness and human performance propositions through our Truvaga and TAC-STIM products. Therefore, we will continue our investments to expand our efforts in these channels and markets in 2024 and beyond.

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

Results of Operations

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023:

	For the three months ended September 30, 2024
	2024	2023	Change
(in thousands)
Consolidated statements of operations:
Net sales	$6,554	$4,508	$2,046
Cost of goods sold	1,065	661	404
Gross profit	5,489	3,847	1,642
Gross margin	84%	85%
Operating expenses
Research and development	521	1,249	(728)
Selling, general and administrative	7,619	6,724	895
Total operating expenses	8,140	7,973	167
Loss from operations	(2,651)	(4,126)	1,475
Other (income) expense
Interest and other income	(159)	(94)	(65)
Other expense	5	—	5
Total other (income) expense	(154)	(94)	(60)
Loss before income taxes	(2,497)	(4,032)	1,535
Benefit from income taxes	—	—	—
Net loss	$(2,497)	$(4,032)	$1,535

Net Sales

Net sales for the three months ended September 30, 2024 increased 45% as compared to the three months ended September 30, 2023. The increase of $2.0 million is due to an increase in net sales across major channels including our prescription gammaCore medical devices sold in the United States and abroad; and revenue from the sales of our nonprescription general wellness Truvaga products. We expect that the majority of our remaining 2024 fiscal year revenue will continue to come from the VA/DoD. In addition, the amount of revenue we recognize from the sale of our TAC-STIM product, however, may fluctuate significantly from quarter to quarter. See the above Overview for discussion regarding our FSS contract with the VA/DoD.

The following table sets forth our product net sales:

(in thousands)	Three months ended September 30,
Product	2024	2023
Rx gammaCore - Department of Veteran Affairs and Department of Defense	$4,777	$2,737
Rx gammaCore - U.S. Commercial	441	439
Outside the United States	485	465
Truvaga	657	266
TAC-STIM	194	601
	$6,554	$4,508

Gross Profit

Gross profit increased by $1.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Gross margin was 84% and 85% for the three months ended September 30, 2024 and 2023, respectively. Gross profit and gross margin for the remainder of 2024 will be largely dependent on revenue levels, product mix, and any changes in the estimated useful lives of licensed devices.

Research and Development

Research and development expense in the third quarter of 2024 was $0.5 million, as compared to $1.2 million in the third quarter of 2023. This decrease was primarily due to a significant reduction in investments associated with the development of our next generation of smartphone-integrated and smartphone-connected non-invasive therapies. For the remainder of 2024, we expect our research and development expense to continue to be lower than the comparable period in 2023.

Selling, General and Administrative

Selling, general and administrative expense of $7.6 million for the three months ended September 30, 2024 increased by $0.9 million, or 13%, as compared to $6.7 million for the previous year period. This increase was primarily due to our greater variable selling and marketing costs consistent with our increase in sales. During the remainder of 2024, we plan on continuing to make targeted investments in sales and marketing to support our commercial efforts, particularly around sales and marketing efforts across all major U.S. channels.

Other (Income) Expense

The increase in Other (Income) Expense of $60,000 is primarily due to an increase in interest income.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

The following table sets forth amounts from our condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023	Change
	(in thousands)
Consolidated statements of operations:
Net sales	$18,136	$10,839	$7,297
Cost of goods sold	2,791	1,704	1,087
Gross profit	15,345	9,135	6,210
Gross margin	85%	84%
Operating expenses
Research and development	1,555	4,213	(2,658)
Selling, general and administrative	22,881	20,233	2,648
Total operating expenses	24,436	24,446	(10)
Loss from operations	(9,091)	(15,311)	6,220
Other (income) expense
Interest and other income	(439)	(298)	(141)
Other expense	128	—	128
Total other (income) expense	(311)	(298)	(13)
Loss before income taxes	(8,780)	(15,013)	6,233
Benefit for income taxes	122	211	(89)
Net loss	$(8,658)	$(14,802)	$6,144

Net Sales

Net sales increased 67% for the nine months ended September 30, 2024 compared to the prior year period. The increase of $7.3 million is due to an increase in net sales across all major channels including the sale of our prescription gammaCore medical devices in our U.S. Department of Veteran Affairs and U.S. commercial channel, and revenue from the sales of our nonprescription Truvaga products. We expect that the majority of remaining 2024 fiscal year revenue will continue to come from our U.S. channels. The amount of revenue we recognize from the sale of our TAC-STIM product, however, may fluctuate significantly from quarter to quarter.

The following table sets forth our channel net sales:

(in thousands)	Nine months ended September 30,
Product	2024	2023
Rx gammaCore - Department of Veteran Affairs and Department of Defense	$13,224	$6,523
Rx gammaCore - U.S. Commercial	1,350	1,314
Outside the United States	1,398	1,299
Truvaga	1,614	703
TAC-STIM	550	1,000
	$18,136	$10,839
Gross Profit

Gross profit increased $6.2 million for the nine months ended September 30, 2024 compared to the prior year. Gross margin increased to 85% for the nine months ended September 30, 2024 compared to 84% for the nine months ended September 30, 2023. In recent quarters, we have sold an increasing number of longer duration therapy, resulting in a higher average selling price. Gross profit and gross margin in the remainder of 2024 will be largely dependent on revenue levels, product mix, and any changes in the estimated useful lives of licensed devices.

Research and Development

Research and development expense decreased by $2.7 million or 63% for the nine months ended September 30, 2024 compared to the prior year period. This decrease was primarily due to a significant reduction in investments associated with the development of our next generation of smartphone-integrated and smartphone-connected non-invasive therapies. For the remainder of 2024, we expect our research and development expense to continue to be lower than the comparable period in 2023.

Selling, General and Administrative

Selling, general and administrative expense of $22.9 million for the nine months ended September 30, 2024 increased by $2.6 million compared to $20.2 million for the previous year period. This increase was primarily due to our greater variable selling and marketing costs consistent with our increase in sales and recognition of lease expense associated with the lease expansion of our facility in Rockaway, New Jersey. During the remainder of 2024, we plan on continuing to make targeted investments in sales and marketing to support our commercial efforts, particularly around sales and marketing efforts across all major U.S. channels. Selling, general and administrative expense for the nine months ended September 30, 2023 included severance charges of $445,000.

Other (Income) Expense

The decrease in Other Income of $13,000 is primarily due to increased interest income offset by a one-time expense associated with the termination of an agreement in the current period.

Benefit from Income Taxes

We may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. On March 6, 2024, the Company received a net cash payment of $122,000 from the sale of its New Jersey state net operating losses.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the nine months ended September 30,
	2024	2023
(in thousands)
Net cash (used in) provided by
Operating activities	$(5,693)	$(11,545)
Investing activities	$(8,018)	$(165)
Financing activities	$8,068	$7,487

Operating Activities

Net cash used in operating activities was $5.7 million and $11.5 million for the nine months ended September 30, 2024 and 2023, respectively. This decrease is primarily due to the decrease in our net loss adjusted for non-cash expense items.

Investing Activities

During the nine months ended September 30, 2024, $8.0 million was used in investing activities primarily the result of the purchase of $8.0 million in marketable securities.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $8.1 million which was attributable to the Company entering into a registered direct offering and concurrent private placements, which closed on June 5, 2024. In addition, we received $1.0 million from the issuance of securities to our legal counsel. Upon issuance of these shares, certain of our financial obligations to our legal counsel were deemed paid and satisfied in full. During the nine months ended September 30, 2023 net cash provided by financing activities was $7.5 million which was attributable to the Company entering into a registered direct offering and concurrent private placements, which closed on July 31, 2023.

Liquidity Outlook

We have experienced significant net losses, and we expect to continue to incur net losses for the near future as we work to increase market acceptance of our gammaCore therapy and general wellness and human performance products. We have never been profitable and we have incurred net losses and negative cash used in operations in each year since our inception. We incurred net losses of $8.7 million and $14.8 million and used cash in our operations of $5.7 million and $11.5 million for the nine months ended September 30, 2024 and 2023, respectively.

We have historically funded our operations from the sale of our securities. During the nine months ended September 30, 2024, we received net proceeds of approximately $9.0 million from such sales and as of September 30, 2024, our cash, cash equivalents, restricted cash and marketable securities totaled $13.2 million.

Based on our current assessment, reduction in net loss and current cash position, we believe we will be able to fund our operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued. We therefore believe that the previously disclosed substantial doubt about our ability to continue as a going concern is alleviated. There remain significant risks and uncertainties regarding our business, financial condition and results of operations. Our future capital requirements are difficult to forecast and will depend on many factors that are out of our control. If we are unable to achieve our planned operating results or maintain sufficient financial resources, including through potential cash flow from operations or supplemental access to third-party debt, equity or hybrid capital, our business, financial condition and results of operations may be materially and adversely affected.

On January 18, 2022, we filed a Form S-3 registration statement, or the 2022 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which we refer to collectively as the Shelf Securities, up to an aggregate amount of $75.0 million. The 2022 Shelf Registration Statement was declared effective on January 25, 2022. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of Shelf Security will be determined from time to time by us in connection with the issuance by us of the Shelf Securities. Until such time as the aggregate market value of our securities held by non-affiliates equals or exceeds $75.0 million, the aggregate maximum offering price of all Shelf Securities issued by us in any given 12-calendar month period pursuant to the 2022 Shelf Registration Statement (or any successor registration statement on Form S-3) may not exceed one-third of the aggregate market value of our securities held by non-affiliates. As of September 30, 2024, we had approximately $11.6 million available of unused capacity under the 2022 Shelf Registration Statement, subject to the one-third limit. If our public float increases, we will have additional availability under such limit, and if our public float increases to $75.0 million or more, such one-third limit will terminate. There can be no assurance that our public float will increase. that we will no longer be subject to such limitation, that such limitation may not reapply after termination under applicable SEC rules, or that the 2022 Shelf Registration Statement will allow us to raise additional capital in a timely manner, on acceptable terms, or at all.

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
If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the nine months ended September 30, 2024.
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
All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2024.
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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2024 were effective and remediated the material weakness described below.

Management's Report in Internal Control Over Financial Reporting

During October 2023, a vendor notified us that it had not received a payment we made via wire transfer based on instructions the Company believed were sent by the vendor. Our internal controls over vendor management, as designed, would not have timely prevented an unauthorized payment based on incorrect vendor information from occurring. As such, the Company has concluded that a material weakness existed in its internal controls over financial reporting. This material weakness did not result in any identified misstatement, and there were no changes to previously reported financial results.

Remediation Plan for the Material Weakness

In 2024, management has implemented measures designed to ensure that the control deficiencies that contributed to the material weakness were remediated, such that these controls are designed, implemented, and operating effectively.

Remediation efforts included but are not limited to (a) enhance processes and procedures around payment security, (b) verifying changes to vendor information on a timely basis, and (c) using alternate channels to verify changes to vendor payment information.

As of the three months ended September 30, 2024, management has completed its testing and evaluation of the implementation of internal controls and revised processes and has concluded that the material weakness has been remediated and will provide reasonable assurance that they will prevent or detect a material error in our financial statements.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended September 30, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION

(a) Effective as of November 13, 2024, the board of directors of the Company (the “Board”) approved and adopted the second amended and restated bylaws of the Company (the “Amended and Restated Bylaws”), which amend certain of the provisions of Article III, Sections 5(B)(1), (B)(4), (B)(5), (F), and (G). Among other things, the amendments set forth in the Amended and Restated Bylaws (i) address provisions of the universal proxy rules adopted by the SEC, by clarifying that to comply with such rules, stockholders who intend to solicit proxies in support of a director nominee other than the Board’s nominees must provide a notice to the Company that sets forth the information required by Rule 14a-19 under the Exchange Act, including with respect to applicable notice and solicitation requirements, and that the Company shall disregard any proxies or votes solicited for such stockholder’s nominee(s) by any such stockholder who fails to comply with Rule 14a-19; (ii) specify the process and disclosure requirements for a stockholder submitting notice of a director nomination with respect to, among other things, (x) the dates of first contact between the proposed director and the stockholder nominee; (y) known financial supporters of the proposed director; and (z) a form of questionnaire and form of nominee's representation and agreement that must be delivered to the Company and requiring that such items, completed by the nominee, be delivered to the Company along with such notice of a director nomination; and (iii) require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white.

The foregoing summary is qualified in its entirety by reference to the text of the Amended and Restated Bylaws filed as Exhibit 3.1 to this Report.

(b) Not applicable.

(c) Trading Plans.

During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).

Item 6. EXHIBITS

Exhibit Number	Description

3.1*	Second Amended and Restated Bylaws, dated November 13, 2024

10.1*	Consulting Agreement by and between electroCore, Inc and Brian M. Posner, dated October 4, 2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 13, 2024	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ JOSHUA S. LEV
Joshua S. Lev
Chief Financial Officer (Principal Financial and Accounting Officer)

