Form 10-K
period 2024-12-31
electroCore, Inc.
filed 2025-03-12
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Stock Market on June 30, 2024 was $34,861,164.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2025 was 7,193,092.

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
•	We may be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.
•	We have a limited history commercializing our nVNS platform technology, including cash pay initiates such as our gConcierge and gCDirect programs, as well as through direct-to-consumer channels, and commercial success is uncertain.
•	We have a limited history commercializing our general wellness and human performance products in the United States for which market acceptance and commercial success are uncertain.
•	We recently launched our next generation app-enabled consumer wellness product under the brand Truvaga, and there can be no assurance that the new product will be well received or adopted, which may impact our financial results.
•	Our next generation app-enabled consumer wellness product may require modifications and improvements, which may cause added expense and impact our financial results.
•	We generate sales of TAC-STIM branded products through active-duty military and budgetary cuts or government strikes could negatively impact our financial results.
•	Unfavorable global economic conditions and government regulations, initiatives or policies could adversely affect our business, financial condition or results of operations.
•	We have a history of significant losses. If we do not achieve and sustain profitability, our financial condition could suffer. Our failure to become and remain profitable could negatively impact the results of our operations and your investment.
•	We derive a material portion of our revenue pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, as well as open market sales to individual facilities within the government channels. While we have submitted a follow-up offer application to replace our FSS contract expiring June 14, 2025, there can be no assurance our application will be accepted which could adversely impact our business, results of operations, and financial condition.
•	We derive a material portion of our revenue from a limited number of customers, and the loss of one or more of these customers could adversely impact our business, results of operations, and financial condition.
•

Our potential revenue in the United Kingdom is substantially dependent on government funding arrangements and changes in governmental policy for such arrangements could cause material harm to our business.

•	We must demonstrate to patients, physicians and third-party payers the medical and economic benefits of our prescription gammaCore therapy compared to those of our competitors or other available therapies and such comparisons may not be realizable.

•	Our operating results may vary significantly from quarter to quarter because of seasonality, bulk orders, shipments to distributors or otherwise.

•	If our competitors are better able to develop and market primary headache treatments that are safer, more effective, less costly, easier to use, or otherwise more attractive than our prescription gammaCore therapy, our business and business prospects will be adversely impacted.
•	Many of our competitors are large, well-established companies with substantially greater resources than us and have a long history of competing in the migraine or general wellness markets.
•	Our international operations subject us to certain operating and compliance risks, which could adversely impact our results of operations and financial condition.
•	We may not be able to establish or strengthen our brands.
•	If we are unable to retain independent contractors in our sales force or attract additional independent contractors, our sales efforts may be adversely impacted.
•	We may be held responsible for certain taxes or assessments and other obligations relating to the activities of our independent consultants, which could harm our financial condition and operating results.
•	If we fail to develop and retain an effective sales force, our business could suffer.
•	Our new app-enabled consumer product relies on third-party vendor for application development and management which puts a significant dependency on the third-party vendor.
•	We have relied upon primary, secondary, and sole source third-party suppliers located in China and elsewhere for components and packaging of our gammaCore products, which suppliers have paused delivery at our request, thereby making us vulnerable to supply shortages, price fluctuations, and an inability to reactivate supply chains if necessary, all of which could harm our business.
•	We have limited experience with the supply chain of our next generation app-enabled consumer wellness product under the brand Truvaga, and are dependent on third parties for related software development.
•	If our competitors are better able to develop and market general wellness products which are more effective, less costly, easier to use, or otherwise more attractive than our Truvaga products, our business and business prospects will be adversely impacted.
•	Outside the United States, we rely on a single third-party distributor to effectively distribute the majority of our products.
•	The regulatory environment governing information, cybersecurity, and privacy is increasingly demanding and continues to evolve.
•	Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.
•	Failure to protect our information technology infrastructure against cyberattacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.
•	Our business is subject to extensive governmental regulation that makes it expensive and time consuming for us to bring our prescription gammaCore therapy and our general wellness products, Truvaga and TAC-STIM to market in the United States and to expand the use of our prescription gammaCore therapy to additional therapeutic indications, and to expand the reach of our general wellness initiatives.
•	If we fail to maintain regulatory approvals and clearances, or are unable to obtain, or experience significant delays in obtaining FDA clearances, approvals or CE Certificates of Conformity for our future products or product enhancements, our ability to commercially distribute, market, and sell these products could suffer, and, if our general wellness products no longer fall under the scope of applicable FDA guidance, such products may be subject to additional and more comprehensive regulation and/or greater regulatory uncertainty, affecting our ability to commercially distribute, market, and sell such products in the ordinary course of business.
•	We are currently subject to securities class action lawsuits against us, which could result in adverse outcomes.
•	We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
•	Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
•	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
•	The use of our At-the-Market ("ATM") facility may result in additional dilution to the shareholders.
•	The closing of our acquisition of NeuroMetrix, Inc. (“NURO”) is subject to customary closing conditions, and there can be no assurance that NURO will meet the closing conditions, and failure to close the transaction may harm our business and cause our stock price to fall.

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

PART I

Item 1. Business

Our Business

An Overview

ElectroCore is a bioelectronic medicine and general wellness company dedicated to improving health and quality of life through our proprietary non-invasive vagus nerve stimulation (“nVNS”) technology platform and related product offerings.

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

Our capabilities include product development, regulatory affairs and compliance, sales and marketing, product testing, electromechanical assembly, fulfillment, and customer support. We derive revenues from the sale of products in the United States and select overseas markets. We have two principal product categories:

•	Handheld, personal use medical devices for the management and treatment of certain medical conditions such as primary headache; and
•	Handheld, personal use consumer products utilizing nVNS technology to promote general wellness and human performance.

We believe our nVNS products may be used in the future to effectively treat additional medical conditions.

Primary Marketed Products and Business Strategy

Our goal is to be a leader in non-invasive neuromodulation to deliver better health. To achieve this, we offer multiple propositions:

•	Prescription gammaCore for the treatment of certain prescription FDA cleared medical conditions such as primary headache;
•	Truvaga for the support of general health and wellbeing; and
•	TAC-STIM for human performance.

Our flagship gammaCore Sapphire, is a prescription medical device that is FDA cleared for a variety of primary headache conditions. gammaCore is available by prescription only and Sapphire is a portable, reusable, rechargeable and reloadable personal use option for patients to use at home or on the go. Prescriptions are written by a health care provider and dispensed from a specialty pharmacy, through the patient’s healthcare system, or shipped to certain patients in the United States from our facility in Rockaway, NJ. After the initial prescription is filled, access to additional therapy can be refilled for certain of our gammaCore products through the input of a prescription-only authorization.

We offer two versions of our Truvaga products for the support of general health and wellbeing. Truvaga 350 is a personal use consumer electronics general wellness product and Truvaga Plus, which was launched in April 2024, is our next generation, app-enabled general wellness product. Neither product requires a prescription and is available direct-to-consumer from electroCore at www.truvaga.com, or through online retailers, such as Amazon.com. TAC-STIM handset is a form of nVNS for human performance and has been developed in collaboration with the United States Department of Defense Biotech Optimized for Operational Solutions and Tactics, or BOOST program. TAC-STIM handsets are available as a Commercial Off the Shelf (COtS) solution to professional organizations and are the subject of ongoing research and evaluation within the United States Air Force Special Operations Command, the United States Army Special Operations Command and at the United States Air Force Research Laboratory.

Truvaga and TAC-STIM are intended for general wellness in compliance with the FDA guidance document entitled “General Wellness: Policy for Low-Risk Devices; Guidance for Industry and FDA Staff, issued on September 27, 2019.” Truvaga and TAC-STIM handsets are not intended to diagnose, treat, cure, or prevent any disease or medical condition.

Our two largest customers by revenue are the United States Department of Veterans Affairs and United States Department of Defense, or VA, and the United Kingdom National Health Service or NHS utilizing our FDA cleared and CE marked product, gammaCore.

The United States Department of Veteran Affairs comprised 70.6% of our revenue during the year ended December 31, 2024. The majority of our 2024 sales were made pursuant to our qualifying contract under the FSS, which was secured by us in December 2018, as well as open market sales to individual facilities within the government channels. The initial term of our FSS contract was scheduled to expire on January 15, 2024. On January 5, 2024, we obtained a modification to the initial contract, temporarily extending the term from January 15, 2024, to March 14, 2024, and subsequently extended the term to June 14, 2025, while the U.S. Department of Veteran Affairs VA Federal Supply Schedule Service reviews our follow-on offer application for a replacement contract. Although we continue to work with the appropriate government personnel to replace our FSS contract, there can be no assurance that the VA will accept our follow-on application to replace our contract which may limit or eliminate our ability to sell certain gammaCore products into the government channel pursuant to our qualifying FSS contract or individual facilities that utilize our FSS contract number for open market purchases.

In August 2023, we signed a non-exclusive distribution agreement with Lovell Government Services, or Lovell, providing Lovell the right to list and distribute certain gammaCore products into the federal market. Lovell is a Service-Disabled Veteran-Owned Small Business (SDVOSB) offering medical and pharmaceutical goods and services to federal healthcare providers. Listing products with Lovell is intended to streamline the sales process to a variety of government procurement channels through Lovell’s compliance with contracting regulations and its provision of logistical solutions connected directly into government contracting portals, all of which are intended to help government agencies meet their SDVOSB procurement goals. Customers for these vehicles are federal healthcare systems such as the Veterans Health Administration (VHA, which includes the VA), the Military Health System (MHS), and Indian Health Services (IHS), which we believe serve up to approximately 21 million patients combined.

Between November 2023 and January 2024, certain gammaCore products were added to the FSS, the VA’s Distribution and Pricing Agreement or DAPA, GSA Advantage, and Defense Logistics Agency’s ECAT system procurement portals through the Lovell contract vehicles, enabling the purchase of gammaCore products within the government channel and throughout the federal markets, including, but not limited to, the VA. The gammaCore products offered through Lovell provide government customers with similar product configuration options to those currently sold through our existing FSS contract and open market sales made directly to individual VA facilities. We expect a significant portion of our 2025 sales to continue in the government channel broadly, and to our largest customer the VA, specifically, pursuant to our FSS contract if replaced and / or through our relationship with Lovell and its qualifying FSS, GSA, DAPA, and ECAT contracts for which gammaCore has been added.

Sales under the UK MedTech Funding Mandate, or MTFM, for cluster headache (CH) in the UK comprised 6.6% of our revenue during the year ended December 31, 2024. In 2025, we plan on continued use of this program. In 2023, NHS granted a two-year extension in which our prescription gammaCore therapy will continue to be listed in the NHS catalogue. This extension is through March 17, 2026, with an option for us to extend an additional two years. In 2025, we expect the National Institute for Health and Care Excellence, or NICE, to review the guidance document and any changes in recommendation or pricing may adversely impact our ability to work with NHS, England on the MTFM program and could have an adverse impact on our financial results. We continue to utilize distribution partners to commercialize our nVNS technology in selected territories outside the United States and United Kingdom.

On December 17, 2024, we entered into a definitive agreement to acquire NURO. NURO is a commercial stage healthcare company that develops and commercializes neurotechnology devices to address unmet needs in the chronic pain market through its Quell® platform: a wearable, app and cloud-enabled neuromodulation platform that is indicated for the treatment of fibromyalgia symptoms (Quell Fibromyalgia) and lower-extremity chronic pain (Quell 2.0). The transaction does not include NURO’s Japan-related DPNCheck® technology and business, which are expected to be divested by NURO prior to closing of the transaction. Consummation of the transaction is subject to approval by holders of at least a majority of the outstanding shares of NURO common stock entitled to vote on the merger, and the filing with the SEC of NURO’s Form 10-K with respect to the fiscal year ended December 31, 2024, in addition to other closing conditions.

Primary Headache Market and Competition for our gammaCore Products’

In the United States, 39 million patients are affected by migraine, with more than 28 million being adult women. Approximately 8 million Americans are seeing a professional about headache and approximately 2.5 million Americans have a prescription for migraine therapy. Migraine attacks can be extremely disabling and more than 90% of migraine sufferers are unable to work or function normally while experiencing migraine. According to an analysis cited in The American Journal of Managed Care, published in 2020, the annual economic burden of migraine in the United States is approximately $78 billion. The analysis further provides an estimate of annual total direct and indirect costs of all migraine-related health services between $8,500 and $9,500 for an individual patient with chronic migraine. In the United States and EU, research has found that the age of first diagnosis of migraine peaks in the early-to-mid teens and the disease continues to persist throughout adulthood for many of these sufferers, demonstrating that it is often a disorder of long duration.

The market for the treatment and prevention of migraine is highly competitive with most migraine patients managing their conditions with over-the-counter therapies. The prescription triptan drug class is generally considered first line therapy for the acute treatment of migraine. There are many additional pharmaceutical approaches currently marketed and under development by third parties. In particular, injectables such as Botulinum toxin (Botox) and calcitonin gene-related peptides antagonists or CGRPs have gained significant adoption and market share, with oral CGRPs gaining more market share.

There are several neuromodulation devices that have been marketed for the treatment of migraine, including CEFALY (sold by CEFALY Technologies sprl), Nerivio (sold by Theranica Bioelectronics), and Savi Dual (sold by eNeura, Inc.) as well as other neuromodulation devices that may be marketed for use in treating pain associated with primary headache. Cefaly has been granted OTC clearance allowing its product to be sold without a prescription and the impact of this clearance on the competitive landscape remains to be seen.

The estimated prevalence of CH (Cluster Headache) in the United States ranges from 0.1% to 0.2% of the total population, with an estimated 400,000 patients. CH is a condition in which patients experience extremely painful headaches. CH predominantly affects males in their prime earning ages of 20 to 50, and the attacks of pain occur in bouts, known as cluster periods, during which attacks are experienced at a frequency ranging from every other day to as often as eight times per day.

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

Market and Competition for our General Wellness Products

In January 2024, McKinsey & Company estimated the global general wellness market to be more than $1.8 trillion with the US market, spanning health, fitness, appearance, sleep, nutrition, and mindfulness, to be more than $480 billion and growing at greater than 5% annually.

According to Grand View Research, the global stress management treatment market is expected to reach approximately $20 billion by 2024, with the US stress management market size valued at $2.4 billion in 2022 and expected to grow at a compound annual growth rate (CAGR) of 5.3% from 2023 to 2030.

Research and Development

We are developing future iterations of nVNS technology, including the use of our intellectual property around the delivery of smartphone-integrated and smartphone-connected non-invasive therapies. In 2024, we launched our next generation app-enabled consumer device under the Truvaga brand.

We are cooperating with a variety of Investigator Initiated Trials (“IIT”) to evaluate additional indications and/or markets for our products. If successful, we believe these trials will provide marketing support for future expansion of our business into new indications and markets.

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

In January 2022, the FDA granted gammaCore Sapphire “Breakthrough Device designation for the treatment of post-traumatic stress disorder or PTSD.” PTSD is a highly prevalent and disabling disorder with limited approved treatment options. The FDA’s Breakthrough Device designation is designed to expedite the development and regulatory review of medical devices that hold the potential for more effective treatment or diagnosis of life-threatening or irreversibly debilitating disease or condition. The Company is currently discussing the pathway for obtaining FDA clearance for treatment of PTSD by using gammaCore Sapphire.

We are considering additional medical indications for our nVNS technology which are being studied in several investigator-initiated trials, or IITs. These indications include, post-traumatic stress disorder, opioid use disorders, symptoms of Parkinson's disease, stroke, concussion, attention, sleep, mood, fatigue and memory retention among others.

We received a CE Certificate of Conformity for gammaCore for the treatment of primary headache from the British Standards Institution, which was at the time a European Union notified body. This CE Certificate of Conformity allowed us to affix the CE Mark on gammaCore and to commercialize it in the European Economic Area and other countries that recognize the CE Mark. In addition, we received CE Certificates of Conformity on gammaCore covering four other indications for use, including reactive airway disease and gastric motility disorders. Post-Brexit, these CE Certificates of Conformity remain valid in the UK and EU. BSI has established a Netherlands entity, which remains a notified body, and BSI in the UK has equivalent status as a “UK approved body”. Under current guidance, CE marked medical devices may be placed on the UK market up until the sooner of the expiry of the CE Certificate of Conformity or June 30, 2028. After that date, we will need to obtain UKCA marking (the UK replacement for CE marking) for commercialization of our gammaCore products in the UK.

In 2019, NICE published a Medical Technology Guidance document recommending the use of gammaCore for CH within NHS of England and Wales. We expect NICE to review the Medical Technology Guidance in 2025. In January 2021, NHS Scotland adopted the NICE recommendation and recommended gammaCore for use in treatment of CH in Scotland.

NHS England awarded gammaCore a place on the Innovation Technology Payment, or ITP, program for treatment of patients with refractory (severe) cluster headache, a reimbursement pathway that opened in April 2019. Effective April 1, 2021, gammaCore was listed on the MTFM Policy. gammaCore is still listed in the policy, which requires commissioners to fund the therapy from their existing allocations.

General Wellness

Truvaga and TAC-STIM are being marketed in the United States as general wellness and human performance devices pursuant to the FDA guidance document entitled “General Wellness: Policy for Low-Risk Devices; Guidance for Industry and FDA Staff, issued on September 27, 2019.” They are not intended to diagnose, treat, cure, or prevent any disease or medical condition.

Manufacturing

We are the FDA-registered and ISO registered legal manufacturer of our nVNS products. We rely upon third-party contract manufacturers and suppliers, located both within and outside the United States, for substantially all the components of our nVNS products. In order to protect against risk of supply chain disruption, we seek to maintain adequate inventory and, if necessary, there is adequate safety stock to qualify a secondary contract manufacturer when any supply chain disruption is identified. Additionally, we retain the internal expertise and capabilities to perform all assembly aspects of our commercial product. These measures include purchasing what we consider to be sufficient advanced supply of key components to reasonably assure that no component shortages will interrupt our ability to manufacture and deliver our products to patients on a timely basis. All the electronic components used in our products are either high-volume, non-custom commodity components, or alternate components are available. The majority of these components have multiple sources, and the few with single sources have been purchased with sufficient reserves to permit continued production while simple product design modifications can be made. We rely upon certain qualified third parties, from time to time, for engineering, design and validation of new and modified devices.

At our facility in Rockaway, NJ, we inspect inbound component parts to ensure they meet our design and manufacturing specifications prior to assembly. This quality process involves physical inspection and electrical performance testing. After successful completion of this inspection, each unit is then assembled, programmed, and packaged, along with appropriate labeling and accessories.

Intellectual Property

Patents and Patent Applications

As of February 1, 2025, we held more than 215 patents and patent applications, including 145 issued U.S. patents, 32 U.S. patent applications, and 36 international patents and applications. All of our current issued patents are projected to expire between 2026 and 2037.

Copyrights, Trademarks and Trade Secrets

As of February 1, 2025, our trademark portfolio consisted of 12 US trademark registrations, including electroCore, gammaCore, gammaCore Sapphire, gammaCore Emerald and TAC-STIM, 23 international trademark registrations, and 13 pending US and international trademark applications.

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

Some of the software related to our Truvaga Plus product which was launched in 2024 is licensed from third-parties, and we rely entirely on third-party software developers for the design of the software for this product.

U.S. Food and Drug Administration (FDA) Regulation

Many of our products are medical devices that are subject to extensive regulation by the U.S. FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the regulations promulgated thereunder, as well as by other regulatory bodies in the United States and abroad. The FDA classifies medical devices into one of three classes based on the risks associated with the medical device and the controls deemed necessary to reasonably ensure the device’s safety and effectiveness. These three classes are:

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

In the EEA and UK, gammaCore must currently comply with the essential requirements in Annex I to Directive 93/42/EEC, or the Essential Requirements, relating to the approximation of the laws of the member states concerning medical devices or the EU Medical Devices Directive (UK law, implemented through the Medical Devices Regulations 2002, continues to be based on these requirements). Compliance with these requirements is a prerequisite to be able to affix the CE mark to gammaCore, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile) where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a notified body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the notified body would audit and examine the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The notified body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This CE Certificate of Conformity entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

 Under current guidance, CE marked medical devices may be placed on the UK market up until the sooner of the expiry of the CE Certificate of Conformity or June 30, 2028. After that date, we will need to obtain UKCA marking (the UK replacement for CE marking) from a UK approved body (the new equivalent of an EU notified body) for commercialization of our gammaCore products in the UK. See “Item 1 – Business – Regulatory Clearances” for additional information.

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

Moreover, in May 2017, the EU Medical Devices Regulation 2017/745, or MDR was adopted. The MDR repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable, i.e., without the need for adoption of EEA Member State laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The MDR became applicable on May 26, 2021, with the transition period intended to end on May 26, 2024. While progress has been made on the transition from the MDD to the MDR, a European Commission proposal published on January 6, 2023, stated that the overall number and capacity of conformity assessment or notified bodies remains insufficient to carry out the tasks required of them. In addition, many manufacturers are not sufficiently prepared to meet the strengthened requirements of the MDR by the end of the transition period. This was threatening the availability of medical devices on the EU market. The European Commission extended the transition period from May 26, 2024 until December 31, 2028 for Class IIa devices, which includes the gammaCore products (gammaCore Sapphire, gammaCore-S). Once applicable, the new regulations will among other things:

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

On March 29, 2017, the United Kingdom formally notified the EU of its intention to withdraw from the Union pursuant to Article 50 of the Lisbon Treaty, commonly referred to as Brexit, and completed a transitional period on December 31, 2020.  Following Brexit, EU law and the EU Court of Justice no longer have supremacy over British laws or its Supreme Court. The United Kingdom's European Union (Withdrawal) Act 2018 retains relevant EU law as domestic law, which can be amended or repealed. For medical devices, the key changes are that:

-        UK “notified bodies” have lost this status, and are no longer able to issue CE certificates. Some, including BSI, have set up an EU entity as a new notified body to issue CE certificates.

-        the UK is replacing the EU CE marking system with “UKCA” marking. The transition period has been extended, and currently CE marked medical devices may be placed on the UK market up until the sooner of the expiry of the Certificate of Conformity or June 30, 2028. After this date, manufacturers will need UKCA marking to place medical devices on the UK market. Medical devices sold in the UK and EU will need both CE and UKCA marking.

The United Kingdom’s national laws and regulations for medical devices are currently based on retained EU legislation, but may diverge in future. Potentially changing regulatory schemes and tariffs engendered by Brexit may add additional complexity, cost and delays to our UK operations, and in marketing or selling our products in both the United Kingdom and the EEA. Our revenue and profit, supply and demand for our products, and customer retention and acquisition in both the long term and short term could be adversely affected.

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

Other Regulations

We may also be subject to healthcare fraud and abuse regulation in the jurisdictions in which we conduct our business. These laws include, without limitation, applicable anti-kickback, false claims, transparency and patient privacy and security laws and regulations.

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

Human Capital Resources

As of February 1, 2025, we employed 73 full-time employees in the US and abroad. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our primary Internet website address is www.electrocore.com. We also maintain websites at www.gammacore.com, www.gammacore.co.uk, www.truvaga.com, and www.tac-stim.com. The content reflected on our websites is not incorporated by reference herein unless expressly noted.

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

Risk Related to our Financial Position, Operating Results and Need for Additional Capital

We may be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.
Our operations have consumed substantial amounts of cash since inception. We believe that our growth will depend, in part, on our ability to fund our commercial efforts for our nVNS platform technology, including opportunistically pursuing research and development activities for additional indications for our gammaCore therapy, as well as our ability to invest in programs to commercialize our general wellness and human performance products. If our revenue continues to grow, it is likely we will have increased working capital needs in connection with increased inventory purchases and accounts receivable. Our ability to collect our accounts receivable on a timely basis is dependent on the intent and ability of our customers to pay on a timely basis. There is no assurance that we will have sufficient cash flow and liquidity to fund our planned activities. As a result, we may need to seek additional funds in the future or curtail or forgo some or all of such activities. If we seek to and are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities, and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Changes, including those relating to the payor and competitive landscape, our commercialization strategy, our development activities, our government contracting mechanisms, and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly. Our future capital requirements will depend on many factors, including:
•	the outcome, timing of, and costs involved with negotiating, obtaining, maintaining, and enhancing payor coverage;
•	the outcome, timing of, and costs involved with negotiating, obtaining, maintaining government procurement mechanisms;
•	the outcome, timing of, and costs involved with our plan to potentially expand our direct-to-consumer, cash-pay business channel;
•	the scope and timing of our investment in our U.S. and UK commercial infrastructure and sales force;
•	the costs of commercialization activities including sales, marketing, manufacturing and distribution;
•	the costs incurred in defending against pending securities class-action litigations and other potential litigation, as well as the costs of any potential judgements or settlements;
•	the degree and rate of payor, physician, patient, and market acceptance of our prescription gammaCore therapy;
•	the degree and rate of consumer adoption of our non-prescription, general wellness product offerings;
•	the outcome, timing of, and costs involved in seeking and obtaining clearances or approvals from the FDA and other regulatory authorities, including the potential for the FDA and other regulatory authorities to require that we perform more studies, clinical trials, or tests on our prescription gammaCore therapy than we currently expect;
•	the research and development activities we may undertake to expand our headache indications and enhancements to our prescription gammaCore therapy;
•	the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;
•	the need for us and third parties, including payors and service providers, to potentially implement new or revised policies, infrastructure, and internal systems;
•	the lead times, order quantities, and payment terms needed to purchase inventory;
•	our ability to collect accounts receivable on a timely basis;
•	our ability to hire additional personnel to support our various functions and operations; and
•	the emergence and acceptance of competing therapies or other adverse market developments.

To finance our activities, we may seek funds through borrowings or through additional rounds of financing, including public or private equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, if at all. On November 29, 2024, we entered into an At The Market Offering Agreement (the "Sales Agreement") with H.C. Wainwright & Co., LLC ("Wainwright") under which we may offer and sell shares of our common stock from time to time having an aggregate offering price of up to $20,000,000. Our stock price, market capitalization trading volume, and other macroeconomic factors may affect our ability to raise funds and the terms on which we will be able to raise funds. Our failure to obtain additional necessary financing could impair our ability to conduct our operations, and any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to (i) pursue our business plans and strategies and (ii) maintain our listing on the Nasdaq Stock Market.

Our lack of consistent sufficient liquidity could make it more difficult for us to secure additional financing terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our stock price generally. Our ability to continue our operations depends upon, among other things, our ability to increase revenue, reduce operating expenses, and obtain additional funding through the sale of equity and/or debt securities, debt financing, strategic transactions, or otherwise. However, there are significant risks and uncertainties as to our ability to achieve these goals or to obtain required funding on commercially reasonable terms or at all, including as a result of the potential adverse impact on our business from macro-economic conditions. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and ultimately potentially cease operations.

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

We launched new cash pay initiatives, including our gConcierge and gCDirect programs, as well as our direct-to-consumer business channel and patients, providers or consumers may be slow to adopt these programs or their pricing which could adversely impact our business and financial results.

We currently have a cash-pay business channel for our prescription gConcierge and gCDirect programs and direct-to-consumer business channel through our ecommerce websites. We intend to expand our direct-to-consumer business channel by continuing to increase our advertising and promotional activities in 2025. This will require significant investment and expansion of our sales and marketing capabilities and further development by us relating to this business channel. We have limited experience with scaling and commercializing a direct-to-consumer cash-pay business channel in the United States and abroad, which may impact our ability to rely on this channel as a positive source of revenue. If we are unsuccessful in executing our commercialization efforts in our direct-to consumer business channel and do not achieve the sales levels that we reasonably anticipate to materialize in light of current planning and forecasting, we will be unable to recover the investments described above. Additionally, there is a risk that potentially lower pricing of our therapy in the direct-to-consumer cash-pay business channel could lead to lower pricing and reimbursement in our legacy business channels and, therefore, this risk could have an adverse impact on our financial position and results of operations as well as heighten our need to obtain additional financial capital to support our business projects.

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
We recently launched our next generation app-enabled consumer wellness product under the brand Truvaga and there can be no assurance that the new product will continue to be well received or adopted, which may impact our financial results.

In April 2024, we launched our next generation app-enabled consumer wellness product with a new form factor that is operated by a companion application. We continue to have limited experience with app-enabled devices which is important to our direct-to-consumer initiatives. Achieving broad market acceptance for app-enabled consumer wellness products in our direct-to-consumer channels in the United States or abroad, for a number of reasons, including:

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

We recently launched our TAC-STIM branded products for human performance within the active-duty military channel. Funding for purchases of TAC-STIM product is subject to governmental budgetary decisions and any spending cuts or government policies may negatively impact the timing or amounts of sales to these customers, which could result in lost sales and harm our business and operation results.

Unfavorable global economic conditions and government regulations could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Factors such as geopolitical events (including the ongoing wars in Ukraine and Israel), inflationary pressures, public health crises, and U.S. election cycles, and changes in government administration and policies have caused extreme volatility and disruptions in the capital and credit markets in recent years. Uncertainty or unfavorable global economic conditions could result in a variety of impacts to our business, including weakening demand for our Inspire system, and adversely impacting our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy has strained in the past and may in the future strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Further, the Trump administration has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business. For example, the Trump administration has imposed tariffs on certain foreign products, including most recently from Canada, Mexico and China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business. There is also uncertainty surrounding potential changes to the healthcare regulatory environment in the United States, and it is not possible to predict how these changes may be implemented, and the ultimate effects of such changes on our business. In addition, the U.S. federal government and other governments may reduce funding for health care or other programs or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs and premiums we can charge. The levels of U.S. federal government spending are difficult to predict and are subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new presidential administration and Congress, and what challenges budget reductions, if any, will present for our business and our industry generally. For example, on January 20, 2025, President Trump established by executive order the U.S. DOGE Service Temporary Organization ("DOGE") to reform federal government processes and reduce expenditures, and on February 5, 2025, the Centers for Medicare & Medicaid Services, or CMS, announced that it is collaborating with DOGE to determine where there may be opportunities for more effective and efficient use of resources. Further, there are reports that the administration is exploring and implementing policies which may put limits on, or freeze, credit card spending by government employees on behalf of government agencies, which could adversely affect our business with the VA. Additionally, the Trump administration took several Executive Actions, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be rescinded and replaced under the current or future administrations.

We have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

Implementation of our growth strategy for our gammaCore, general wellness and human performance products may require greater overall planned capital expenditures, and we cannot guarantee that any such increased expenditures will bring forth corresponding, offsetting revenue growth. Because we have a relatively limited history operating our business at its current and evolving scale, it is difficult for us to evaluate our present and future business prospects, including our ability to plan for, and model, future growth scenarios. Our limited operating experience at this scale, combined with the rapidly evolving customer demand and other market structure properties of the health and general wellness geographic and product markets in which we operate and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. In particular, our ability to accurately forecast customer demand could be affected by myriad factors, including, without limitation, changes in customer demand levels for our products, changes in demand levels for the products of our competitors, the relative pace of acceptance of personalized health and general wellness recommendations, unanticipated weakening of various macroeconomic conditions, and capricious shifts in consumer confidence in future macroeconomic stability and/or the public capital markets. Failure to manage our future growth plans effectively could have an adverse effect on our financial condition and operating results.

Any significant disruption to our ecommerce business could result in lost sales.

We launched new cash pay initiatives for our Truvaga consumer product and prescription gammaCore therapy, including our ecommerce websites in both the United States and United Kingdom. Online sales are subject to a number of risks. System interruptions or delays could cause potential patients to fail to purchase our products, harming our brands. Operating our direct-to-consumer ecommerce business depends on our ability to maintain the efficient and uninterrupted administration of online prescription generation, order-taking, and fulfillment activities. Our ecommerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, denial of service attacks, computer hackers, data privacy breaches, and other disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency and efficacy of our systems, system interruptions or delays could occur that would adversely affect our operating results.

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

We are subject to increasing operating costs and inflation risks, which may adversely affect our performance.

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

We have experienced significant net losses, and we may continue to incur losses for the foreseeable future while we operate our sales and marketing infrastructure, endeavor to increase acceptance of our prescription gammaCore therapy and develop our general wellness and human performance product line in relevant markets, fund our various research and development activities, and obtain regulatory clearance or approval for other products or indications in the United States and internationally. We have never been profitable and have incurred net losses in each year since our inception.

We incurred net losses of $11.9 million and $18.8 million for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, our accumulated deficit was $177.1 million. Our prior losses, combined with potential future losses, and may continue to have for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital.

To become and remain profitable, we must continue to grow our nVNS platform technology and identify promising areas of adoption with significant potential in terms of marketability, brand awareness, and product distinguishability, among other business considerations. This will require us to be successful in a range of challenging activities, which may include obtaining adequate coverage and reimbursement from payors; marketing and selling any current and future product candidates for which we may obtain appropriate marketing clearance, approval or authorization; developing commercial-scale manufacturing processes; managing various risks associated with the design, manufacture, marketing, and sale of human performance, general wellness product offerings, including compliance risk stemming from inadequate monitoring and analysis of applicable FDA and other relevant guidance as well as applicable consumer protection laws, rules, and regulations, ineffective initial and periodic assessment of claims and intended uses of such offerings, and inadequate government affairs, regulatory change management, or other corporate compliance functions that typically identify and remediate nonconformance with administrative law requirements, whether U.S. federal, state, or otherwise, and execute regulatory compliance processes more broadly; completing future clinical trials of gammaCore for additional therapeutic indications; obtaining additional marketing clearance, approval, or authorization from applicable regulatory authorities; militating against risk in, and enhancing the measures of cost efficiency in, our manufacturing; satisfying any post-marketing requirements; and developing the marketing and promotional expertise necessary to succeed in an integrative, well-funded direct-to-consumer approach through the sale of our general wellness and human performance product offerings. Because of the numerous risks and uncertainties associated with our commercialization efforts as well as our research and clinical development activities, uncertainly remains around the timing to achieve or maintain profitability. We intend to continue to make targeted investments in building our U.S. and UK commercial infrastructure as we commercialize our nVNS platform technology.

If we fail to become profitable or are unable to sustain profitability, then we may be unable to continue our operations at planned levels and may be forced to further reduce, or ultimately terminate, our operations. As of December 31, 2024, we had cash, cash equivalents, restricted cash and marketable securities of $12.2 million. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and ultimately and potentially cease operations. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development and marketing efforts, and expand our business or continue our operations. Accordingly, a decline in the market value of our company could cause you to lose all or part of your investment.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, bank failures, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the global capital markets. Similarly, the current Russia-Ukraine war, and other conflicts including military activities in the Red Sea and Persian Gulf as well as those relating to the Gaza Strip and Israel, and the results of the recent elections in the United States may exacerbate volatility in the global capital markets or disrupt the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including personnel costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Future acquisitions, including the recently announced acquisition of NURO, strategic investments, or alliances could disrupt our business and harm our business, financial condition, and operating results.

In addition to our pending transaction to potentially acquire NURO, we may in the future explore potential acquisitions of companies and technologies, strategic investments, or alliances to strengthen our business. Acquisitions involve numerous risks, any of which could harm our business, including:

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

Failure to appropriately mitigate these risks or other issues related to such acquisitions and strategic investments could result in reducing or completely eliminating any anticipated benefits of transactions and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could harm our business, financial condition, and operating results.

The closing of our acquisition of NURO is subject to customary closing conditions, and there can be no assurance that NURO will meet the closing conditions, and failure to close the transaction may harm our business and cause our stock price to fall.

On December 17, 2024, we entered into a definitive agreement to acquire NURO (the “NURO Agreement). Consummation of the transaction is subject to customary closing conditions, including approval by holders of at least a majority of the outstanding shares of NURO common stock entitled to vote on the merger, and the filing with the SEC of NURO’s Form 10-K with respect to the fiscal year ended December 31, 2024. There can be no assurance that NURO will meet the closing conditions set forth in the NURO Agreement and failure to consummate the transaction may harm the business and cause our stock price to fall.

Unanticipated costs relating to our acquisition of NURO could have an adverse impact on our business, financial condition, and operating results.

We have incurred substantial legal, accounting, financial advisory and other acquisition-related costs, and our management has devoted considerable time and effort in connection with our acquisition of NURO. If the acquisition of NURO is not completed, we will bear certain fees and expenses associated with the acquisition without realizing the benefits of the acquisition. If the acquisition of NURO is completed, we expect to incur substantial expenses in connection with integrating the business, operations, network, systems, technologies, policies and procedures of NURO. The fees and expenses may be significant and could have an adverse impact on our business, financial condition, and operating results.

We may not be able to fully realize the benefits from the NURO Transaction.

The acquisition of NURO may not perform as expected. If we are unsuccessful at, among other things, integrating NURO into our operations or managing the NURO business, our revenues and margins could be adversely affected, and our business could suffer. See also “Risk Related to our Financial Position, Operating Results and Need for Additional Capital - Future acquisitions, including the recently announced acquisition of NURO, strategic investments, or alliances could disrupt our business and harm our business, financial condition, and operating results.”

Litigation may arise in connection with our acquisition of NURO, which could be costly, prevent consummation of the transaction, divert management’s attention, and otherwise harm our business, financial condition, and results of operations.

Litigation in connection with acquisitions is not unusual and we are aware that purported shareholders of NURO have made written demands, including that NURO’s proxy statement omitted material information with respect to the proposed merger and allegations of breach of fiduciary duties by the directors of NURO. Although NURO believes that such allegations are immaterial and that no supplemental disclosures are required by applicable law, rule, regulation or statute, there can be no assurance that litigation will not ensue. Such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to our acquisition of NURO may adversely affect our business, results of operations, prospects, and financial condition. If our acquisition of NURO is not consummated for any reason, litigation may be filed in connection with the failure to consummate the transaction. Any litigation related to the transaction may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and business partners, or otherwise harm our operations and financial performance.

Additionally, NURO is, and following the closing of the acquisition, the Company may be, subject to the laws and regulations applicable to NURO, including a settlement order between NURO and the FTC entered into on March 4, 2020, which enjoins NURO from engaging in deceptive acts or practices in violation of the FTC Act in the manufacturing, labeling, advertising, marketing, distribution and sale of certain of NURO’s stimulation devices. Any violation of such laws and regulations, including the settlement, could have an adverse impact on our business, financial condition, and operating results.

Closing down the DPNCheck business may be costly and provide additional regulatory scrutiny.

We do not intend to continue operations of the DPNCheck business. While NURO has agreed to take steps to close down the DPNCheck business prior to closing, other than the agreement which has already been signed for the DPNCheck rights in Japan, there can be no assurance that NURO will be ab le to close down DPNCheck prior to closing the transaction. DPNCheck is a medical device with both insurance coverage and active customers. Shutting down the business may require adherence to certain regulatory conditions which could be costly or create contingent liability to the Company and may harm our business, financial condition, and operating results. See also “Risk Related to our Financial Position, Operating Results and Need for Additional Capital - Future acquisitions, including the recently announced acquisition of NURO, strategic investments, or alliances could disrupt our business and harm our business, financial condition, and operating results.”

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

A significant portion of our sales will be made to the VA pursuant to our FSS contract of via open market purchases. The U.S. federal government and other governments may reduce funding for health care or other programs or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs and premiums we can charge. The levels of U.S. federal government spending are difficult to predict and are subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new presidential administration and Congress, and what challenges budget reductions, if any, will present for our business and our industry generally. For example, on January 20, 2025, President Trump established by executive order DOGE to reform federal government processes and reduce expenditures, and on February 5, 2025, the Centers for Medicare & Medicaid Services, or CMS, announced that it is collaborating with DOGE to determine where there may be opportunities for more effective and efficient use of resources. Further, there are reports that the administration is exploring and implementing policies which may put limits on, or freeze, credit card spending by government employees on behalf of government agencies, which could adversely affect our business with the VA. Any reduction in government spending or limitations put in place through government processes to reduce expenditures could have an adverse effect on the results of operations and financial condition.

Furthermore, we expect a portion of our 2025 sales will be made pursuant to the distribution agreement with Lovell Government Services (“Lovell”) and their contract vehicles. As a result of this relationship an increasing portion of gammaCore therapy sales in the government channel will be processed through Lovell and payment made to us by Lovell according to the terms of the Lovell distribution agreement. Additionally, we may be subject to increased credit risk associated with state and local government agencies experiencing increased fiscal challenges. As a result of the aforementioned risks, our commercialization strategy, even if successful, may involve the incurrence of bad debt expenses potentially impacting our results of operations and liquidity. Any payment delays or disputes in our relationship with Lovell could have an adverse effect on our results of operations and financial condition.

Third-party payors have been resistant to cover gammaCore through pharmacy benefit plans, which has hindered our commercialization strategy and required changes to our existing business that could delay and negatively impact our ability to generate revenue.

In the United States, our initial strategy to obtain reimbursement for gammaCore under payors’ pharmacy benefit has not achieved adequate coverage and reimbursement. To obtain coverage and reimbursement from Medicare and any other third-party payor that will not cover gammaCore under a pharmacy benefit, we are seeking coverage and reimbursement as a medical device or item of durable medical equipment. While this would provide coverage for the therapy under a patient’s medical insurance, patients may be unwilling to pay out of pocket for deductibles and co-pay for the therapy. Any determination by commercial payors to provide coverage for gammaCore through the medical benefit pathway and not through pharmacy benefit pathway will further delay or pose more risks to our commercial plan for prescription gammaCore therapy since additional medical device codes are required, and we may incur additional direct and indirect expenses in assisting patients with their co-pay or other costs emergent from the determination by payors to not cover gammaCore under the pharmacy benefit pathway. Coverage by commercial payors through the medical benefit pathway or other decisions by commercial payors that have the effect of making patients personally responsible for the costs of, or costs associated with, our prescription gammaCore therapy could adversely impact our results of operations and financial condition.

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

Physicians play a significant role in determining the course of a patient’s treatment and, as a result, the type of product that will be used to treat a patient. As a result, our success depends, in large part, on effectively marketing our prescription gammaCore therapy to physicians. We have received several 510(k) clearances from the FDA for prescription gammaCore therapy; however, such clearances do not necessitate adoption by physicians. In order for our prescription gammaCore therapy to gain widespread adoption, we must successfully demonstrate to physicians the medical and economic benefits of our prescription gammaCore therapy compared to competitors’ products, including pharmaceutical and neuromodulation devices that have been marketed for the treatment of different forms of primary headache by competitors with greater financial or other resources. We also may face challenges because nVNS, is relatively new compared to existing traditional treatments for cluster and migraine headaches.

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

•	establishing sales and marketing capabilities as well as developing a manufacturing process and distribution network to support the commercialization of any approved products.

We must be able to overcome these challenges in order to successfully develop, commercialize, and manufacture our gammaCore and product candidates.

Our operating results may vary significantly from quarter to quarter because of seasonality, bulk orders, shipments to distributors, or otherwise.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician, prosthetics, and payor acceptance of our prescription gammaCore therapy;
•	patients' acceptance of our nVNS platform technology;
•	customer acceptance of our general wellness and human performance products;
•	the timing and amount of TAC-STIM sales and cash disbursements;
•	payor adoption;
•	estimated useful life of products;
•	the timing of when individual payor coverage becomes available;
•	patient and physician product returns;
•	the timing, expense, and results of research and development activities, future clinical trials, and regulatory clearance or approvals;
•	fluctuations in our expenses associated with expanding our commercial operations and operating as a public company;
•	fluctuations in our marketing spend to drive patient purchases;
•	the introduction of new products, therapies, and technologies by competitors;
•	the productivity of our field sales function;
•	supplier, manufacturing, or quality issues with our products;
•	the timing of stocking orders from our distributors;
•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;
•	timing of working capital requirements;
•	adverse developments in coverage amounts, benefit pathway, or government and third-party payors’ reimbursement policies; and
•	the timing of customer budget cycles.

Our results may also fluctuate on a seasonal basis due to the seasonality of cluster and migraine headache attacks for our medical device products and the holiday seasons for our general wellness products, which could affect the comparability of our results between periods. These seasonal variations are difficult to predict accurately, may vary across different markets, and at times may be entirely unpredictable, which introduce additional risk into our business because we may rely upon forecasts of customer demand to build inventory in advance of anticipated sales. In addition, we believe our limited commercial history has, in part, made our seasonal patterns more difficult to discern, making it more difficult to predict future seasonal patterns.

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

The majority of our 2024 sales were made pursuant to our qualifying contract under the Federal Supply Schedule or FSS, which was secured by us in December 2018, as well as open market sales to individual facilities within the government channels. The initial term of our FSS contract was scheduled to expire on January 15, 2024. On January 5, 2024, we obtained a modification to the initial contract, temporarily extending the term from January 15, 2024, to March 14, 2024, and subsequently extended to June 14, 2025. Although we continue to work with the appropriate government personnel to obtain a follow-on FSS contract, there can be no assurance that the VA will accept our follow-on application and replace our contract which may limit or eliminate our ability to sell certain gammaCore products into the government channel pursuant to our qualifying FSS contract or individual facilities that utilize our FSS contract number for open market purchases. The delay in contract replacement or loss of our FSS contract altogether could adversely affect our business, results of operations, and financial condition.

In August 2023, we signed a non-exclusive distribution agreement with Lovell Government Services (Lovell) providing Lovell the right to list and distribute certain gammaCore products into the federal market. The gammaCore products offered through Lovell provide government customers with similar product configuration options to those currently sold through our existing FSS contract and open market sales made directly to individual VA facilities. Between November 2023 and January 2024, certain gammaCore products were added to the FSS, the VA’s Distribution and Pricing Agreement (DAPA), GSA Advantage, and Defense Logistics Agency’s ECAT system procurement portals through the Lovell contract vehicles, enabling the purchase of gammaCore products within the government channel and throughout the federal markets, including, but not limited to, the VA. We expect a significant portion of our 2025 sales to continue in the government channel broadly pursuant to our FSS contract if extended and / or through our relationship with Lovell and its qualifying FSS, GSA, DAPA, ECAT contracts for which gammaCore has been added. There can be no assurance that government channel customers will adopt the new ordering process through Lovell and its qualifying FSS, GSA, DAPA, ECAT contracts, which could adversely affect our business, results of operations, and financial condition.

We derive a material portion of our revenue from a limited number of customers, and the loss of one or more of these customers could adversely impact our business, results of operations, and financial condition.

Our customer base is concentrated. During the years ended December 31, 2024 and 2023, revenue from VA facilities pursuant to the terms and conditions of our qualifying contract under the FSS and open market sales represented 70.6% and 60.1% of our total revenue, respectively. In 2024, one specific VA facility represented approximately 11.3% of our revenue from this channel. If we were to lose one or more of our significant customers, our revenue may be adversely affected. The loss of one or more of our significant customers could adversely affect our business, results of operations, and financial condition.

We expect an increasing portion of our 2025 sales will be made pursuant to the distribution agreement with Lovell and its contract vehicles, concentrating our customer base even further as revenue generated from the VA facilities pursuant to the terms and conditions of our qualifying contract under the FSS and open market sales is partially shifted to sales under our agreement with Lovell. Any delay in payments by our customers as well as any disagreement, disagreement or change in relationship status with the FSS procurement office, Lovell or other customers could adversely affect our business, results of operations, and financial condition.

We currently generate a small portion of our revenue through distribution of other manufacturers products through our government sales channel, and any issue arising from these products may impact our relationship with the Veterans Administration resulting in negative impact to our business.

Pursuant to a distribution agreement with Lovell, we currently distribute products manufactured by other companies throughout the VA. We do not control the production of these products, their regulations, or efficacy. There can be no assurance that the VA will adopt these products and any issues stemming from the use of these products distributed by or on behalf of the Company may adversely affect our relationship with the VA and negatively impact our business, results of operations, and financial condition. Additionally, there can be no assurance that we will continue to distribute such products throughout the VA in the future, which could negatively impact our business, results of operations, and financial condition.

We currently distribute products manufactured by other companies. Any disruption in our supply chain, or our failure to successfully manage our relationships with our suppliers could harm our business.

We distribute products supplied by other companies. If we fail to manage our relationships with our suppliers effectively, or if our suppliers experience delays, disruptions, capacity constraints, shortage of raw materials or components, or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our suppliers financial or business condition could disrupt our ability to supply quality products to our customers. Such reliance increases our risks of various supply chain disruptions. In addition, qualifying a new supplier could be an expensive and lengthy process. If we experience increased demand that our suppliers are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and it may have a material adverse effect on our business, results of operations, and financial condition.

Furthermore, we expect our suppliers to comply with all legal requirements relating to health and safety, labor relations, the environment, supply chain ethics, and transparency. If any of our suppliers engage in or are perceived to have engaged in legal or ethics violations, we may be unable to continue our relationship with such suppliers. If we are required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which may have a material adverse effect on our business, results of operations, and financial condition. Furthermore, the actions of our suppliers could, in certain instances, result in reputational damage to us.

Even when we effectively manage our suppliers and logistics partners, forces outside our control may still disrupt our supply chain. Such factors may include catastrophic events such as the COVID-19 pandemic, raw material shortages and price volatility; and sanctions, war, or other geopolitical conflict.

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

Potential and completed acquisitions, strategic investments, licenses, and other alliances involve numerous risks, including:

•	difficulty assimilating or integrating acquired or licensed technologies, products, or business operations;
•	issues maintaining uniform standards, procedures, controls, and policies;
•	unanticipated costs associated with acquisitions or strategic alliances, including the assumption of unknown or contingent liabilities and the incurrence of debt or future write-offs of intangible assets or goodwill;
•	diversion of management's attention from our core business and disruption of ongoing operations;
•	adverse effects on existing business relationships with suppliers, distributors, and customers;
•	risks associated with entering new markets in which we have limited or no experience;
•	potential losses related to investments in other companies;
•	potential loss of key employees of the acquired business; and
•	increased transaction, legal and accounting compliance costs.

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

If serious adverse events or other undesirable side effects are identified during the use of our prescription gammaCore therapy in clinical trials or IITs (collectively and unless the context requires otherwise, “clinical trials”) or general wellness product consumer studies, it may adversely affect our development of such product candidates.

Undesirable side effects caused by our prescription gammaCore therapy or general wellness products could cause us or regulatory authorities to interrupt, delay, or halt nonclinical studies and future clinical trials or could make it more difficult for us to enroll patients in clinical trials and could, if injuries occur, result in product liability litigation. If serious adverse events or other undesirable side effects or unexpected characteristics of our prescription gammaCore therapy or general wellness products are observed in clinical trials or consumer studies, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidate at all, and the occurrence of these events could have a material adverse effect on our business. Undesirable side effects caused by our prescription gammaCore therapy or general wellness products could also result in an inability to obtain consumer confidence in the efficacy of nVNS, the delay or denial of regulatory clearance or approval by the FDA or other regulatory authorities or in more restrictive labels than we desire.

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

Our cost-control efforts might not assure profitability and may affect morale and make it difficult to retain employees, independent contractors, or attract new ones.

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

We have outsourced certain finance and accounting functions and may outsource other back-office functions, which will make us more dependent upon third parties.

In an effort to be more efficient and generate cost savings, we have outsourced certain finance and accounting functions. As a result, we rely on third parties to ensure that our needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over processes, changes in pricing that may affect our operating results, and potentially, termination of these services by our suppliers. The failure of our service providers to perform services in a satisfactory manner may have a significant adverse effect on our business. We may outsource other back-office functions in the future, which would increase our reliance on third parties.

If we fail to properly manage our anticipated growth, our business could suffer.

We have a relatively short history of operating as a commercial company. We intend to continue to grow our existing business and may experience periods of rapid growth and expansion, which could place significant additional strain on our limited personnel, information technology systems, and other resources. In particular, maintaining our sales force in the United States requires significant management, financial, and other supporting resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our commercialization and development goals.

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

Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train, or integrate new businesses and additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure.

In order to manage our operations and growth, we will need to continue to improve our operational and management controls, reporting and information technology systems, and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy, and our operating results and business could suffer.

If we fail to continue to develop and retain an effective sales force, our business could suffer.

In order to continue to market and sell our nVNS platform technology, we may in the future need to substantially expand our sales force. There is significant competition for such personnel. Once hired, the training process is lengthy because it requires significant education for new sales personnel to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our territory business managers typically require "lead time" in the field to grow their network of accounts and achieve the productivity levels we expect them to reach. Furthermore, the use of our products often requires or benefits from direct support from us. If we are unable to attract, motivate, develop, and retain qualified sales personnel, and if our sales personnel do not achieve the productivity levels, we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories, and, in the past, we have been subject to, and may, in the future, be subject to, allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

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

The U.S. administration of President Trump may support potential trade proposals (including import tariffs and other tariffs on China and other U.S. trading partners), modifications to international trade policy, and other changes that may affect U.S. trade relations with other countries. We source a significant amount of the components used in gammaCore from Chinese sources, so any tariffs or other trade restrictions impacting the import of these components from China could have a material adverse impact on us. Additionally, our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

•	the imposition of new trade restrictions; and
•	divergences in UK and EU regulation, increasing the regulatory burden on electroCore.

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

We believe that establishing and strengthening the electroCore, gammaCore, Truvaga, and TAC-STIM brands are critical to achieving widespread acceptance of our nVNS platform technology. We believe that brand awareness considerations are particularly significant in light of the highly competitive nature of the burgeoning markets for headache therapies and general wellness products. Promoting and positioning our brand will depend largely on the success of our marketing efforts, our direct-to-consumer initiatives, and our ability to provide physicians, patients, and consumers with a reliable product. Given the established nature of our competitors, our relative lack of commercialization in the United States and our lack of experience in the direct-to-consumer channels, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotional activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brands. If we fail to successfully promote, expand, and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote, expand, and maintain our brands, nVNS platform technology may not be accepted by physicians and consumers, which would adversely affect our business, results of operations, and financial condition.

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

Although we have, and intend to maintain, liability insurance, the insurers may deny our claims, and coverage limits of our insurance policies may not be adequate. Specifically, we may have to pay any amount awarded by a court or negotiated in a settlement that exceed our coverage limitations, or that are not covered by the terms and conditions of our insurance policies, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise. These risks are particularly heightened in the event any product recalls take place as a result of any product design defect or defect in product warnings or labelling. One or more successful claims brought against us may have a material adverse effect on our business and results of operations. Even successful defense would require significant financial and management resources.

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

We permit the return of damaged or defective products and accept Truvaga product returns in certain instances. While such returns are expected to be nominal and within management’s expectations and the provisions established, future return rates may increase more than anticipated. We have established a reserve in our financial statements for product returns, and we will continue to analyze our returns to determine the adequacy of the reserve. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

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

Our future success depends, in part, on our ability to continue to retain our executive officers and other key employees and recruit and hire new employees. All of our executive officers and other employees are at-will employees and therefore may terminate employment with us at any time with no advance notice. The replacement of any of our key personnel would likely involve significant time and costs, may significantly delay or prevent the achievement of our business objectives, and may harm our business.

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

If we are unable to retain or attract the independent contractors in our sales force, our sales efforts may be adversely impacted.

The independent contractors in our sales force may terminate their services at any time. We have experienced and are likely to continue to experience turnover among independent contractors. The departure for any reason of any of our independent contractors could have a negative impact on our sales and operating results. While we take steps to help train, motivate, and retain independent contractors, we cannot accurately predict the number or sales productivity of our independent contractors.

Our operating results will be harmed if we and the independent contractors in our sales force do not generate sufficient interest in our products to retain such contractors and attract new contractors. The number and sales productivity of the contractors could be harmed by several factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;
•	non-compliance by our independent consultants with applicable legal requirements or our policies and procedures;
•	lack of interest in existing or new products or their failure to achieve desired sales results;
•	lack of a compelling business opportunity sufficient to generate the interest and commitment of new independent contractors;
•	any changes we might make to our independent contractors sales compensation plan;
•	any negative public perception of our company or our products;
•	any negative public perception of our independent contractors;
•	our actions to enforce our policies and procedures;
•	any efforts to sell our products through competitive channels;
•	any regulatory actions or charges against us or others in our industry; and
•	general economic and business conditions.

We may be held responsible for certain taxes or assessments and other obligations relating to the activities of our independent contractors, which could harm our financial condition and operating results.

Our independent contractors are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect or withhold taxes, such as value added taxes or income taxes, and to maintain appropriate records. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent consultants as employees, or that our independent consultants are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, or our independent contractors are deemed to be conducting business in countries outside of the country in which they are authorized to do business, we may be held responsible for social security, income, and other related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results. If our independent contractors were deemed to be employees rather than independent contractors, we may be obligated to pay certain employee benefits, such as workers compensation and unemployment insurance. Further, if our independent contractors are misclassified as employees, we would also face the threat of increased vicarious liability for their actions.

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

Social media, including Instagram, Snapchat, TikTok, Facebook, LinkedIn and X, the social media platform formerly known as Twitter, are increasingly being used to communicate about our products, clinical development programs, and, at present, the conditions our prescription gammaCore therapy is being developed to treat and potential general wellness improvements. We are engaging in what we believe is appropriate social media usage in connection with our commercialization efforts for indications for which our therapy has been approved and for potential general wellness improvements. We intend to do the same for any future indications or products, if approved. Social media practices in the medical device and general wellness industries continue to evolve, and regulations and regulatory guidance relating to such practices are mutable and unclear at times. This evolution creates uncertainty and elevated risk of non-compliance with regulations applicable to our business, which can result in potential regulatory actions against us or potential litigation related to “off-label” marketing or other prohibited activities. For example, for our clinical-stage candidates, patients and consumers may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that study enrollment may be adversely impacted, or we fail to monitor and comply with applicable adverse event reporting obligations, or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any online platform, including a blog on the Internet, or a post on a website, that can be distributed rapidly and could negatively harm our reputation. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our company policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial participants, customers, consumers, and others. Our efforts to promote our products via marketing and social media initiatives may subject us in the future to additional scrutiny of our practices of effective communication of risk information, benefits, or claims, by the FDA, FTC, or both. If any of the aforesaid events were to occur, or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or cause other injury to our business and stockholders.

Risks Related to our Dependence on Third Parties

We have signed a distribution agreement with Lovell to sell certain gammaCore products throughout the government channel through Lovell’s contract vehicles, and we may therefore be dependent on Lovell.

Between November 2023 and January 2024, certain gammaCore products were added to the FSS, the DAPA, GSA Advantage, and Defense Logistics Agency’s ECAT system procurement portals through the Lovell contract vehicles. We expect an increasing portion of our 2025 sales will be made pursuant to the distribution agreement with Lovell and its contract vehicles. Furthermore, we have submitted a follow-on offer application to replace our existing FSS contract which is set to expire on June 14, 2025. If our follow-on offer application for renewal is not accepted, our sales within the government channel will be largely dependent on the Lovell contract vehicles. Any delay in payments by our customers as well as any disagreement disruption or change in the status of the relationship with Lovell or other customers or Lovell’s ability to execute orders could negatively impact our business, results of operations, and financial condition.

We are offering products to government customers through two different contracting vehicles, which may cause confusion for purchasing agents and result in frustration by customers.

Beginning in November 2023, gammaCore products have been available to government customers directly through our existing FSS contract, via open market purchases for individual VA facilities, and through Lovell. Offering different products at different price points may cause confusion for purchasing agents, which may result in loss or delay of sales to customers. Furthermore, we have submitted a follow-on offer application to replace our existing FSS contract which is set to expire on June 14, 2025. The replacement contract, if granted, will have a different contract number than what was previously used for purchases by customers. Any frustration or confusion by customers associated with gammaCore offerings through multiple procurement contracts or contract identifiers may adversely impact our business, results of operations, and financial condition.

We have signed a distribution agreement with Joerns Healthcare (“Joerns”) to sell certain gammaCore products throughout certain managed healthcare systems through the Joerns contract vehicles which puts a significant dependence on Joerns.

In October 2022, certain gammaCore products were added to the Joerns DME catalog for distribution throughout certain managed care healthcare systems. We expect a portion of our 2025 sales will be made pursuant to the distribution agreement with Joerns and their contract vehicles. Any change in the status of the relationship or Joerns’ ability to execute orders could negatively impact our business.

Our new app-enabled consumer product relies on third-party vendors for application development and management which puts a significant dependency on the third-party vendor.

We launched our next generation app-enabled consumer product under the Truvaga brand in 2024. The customer-facing application was developed by a third-party vendor on their proprietary platform. We depend on our technology vendors to manage “up-time” of the front-end customer-facing application, device connectivity, and back-end administration portals. Any failure on the part of our third-party application developer, or in our ability to transition third-party services effectively, could result in lost sales and harm our business.

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

Establishing additional or replacement suppliers for the components or processes used in gammaCore, if required, may not be accomplished quickly. If we are able to find a replacement supplier within the safety stock level, such a replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the single-source or sole-source components and materials used in our products, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.

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

We have limited experience with the supply chain of our next generation app-enabled consumer general wellness product under the brand Truvaga and are dependent on third parties for related software development.

Many of the critical components that are used in our next generation app-enabled consumer general wellness product that we launched under the brand name Truvaga are supplied to us from either a primary or secondary manufacturer, as well as multiple suppliers of high-demand consumer electronic components, certain of whom are sole-source suppliers. We also have limited experience in selling an app-enabled consumer wellness product, and therefore we may be unable to reliably forecast the demand and inventory requirements for this type of product, which could directly or indirectly have an adverse effect on our business, results of operations and financial condition. In addition, we rely entirely on third-party software developers for the design and development of the software for this next generation product.  If our third-party suppliers fail to deliver the required commercial quantities of materials, or our software developers fail to deliver or the level and quality of services, we require, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers or developers capable of production or development at a substantially equivalent cost in substantially equivalent volumes and quality and on a timely basis, the continued commercialization of this product would be impeded, delayed, limited, or prevented, which could have an adverse effect on our business, results of operations, financial condition and prospects.

We have limited experience with the supply chain of our human performance product under the brand TAC-STIM and are dependent on third parties for related software development.

Many of the critical components that we use in our human performance product under the brand name TAC-STIM are supplied to us from either a primary or secondary manufacturer, as well as multiple suppliers of high-demand consumer electronic components, certain of whom are sole-source suppliers. Orders through government customers are affected by a variety of factors and therefore we may be unable to reliably forecast the demand and inventory requirements for this type of product, which could directly or indirectly have an adverse effect on our business, results of operations and financial condition. If our third-party suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers or developers capable of production or development at a substantially equivalent cost in substantially equivalent volumes and quality and on a timely basis, the continued commercialization of this product would be impeded, delayed, limited, or prevented, which could have an adverse effect on our business, results of operations, financial condition and prospects.

Outside the United States, we rely on a single third-party distributor to effectively distribute the majority of our products.

We depend in part on a single third-party distributor for the warehousing and shipment of our products in certain territories outside the United States. We depend on this distributor’s efforts; however, we are unable to control its efforts completely. This distributor typically performs the same services for a variety of other non-competing products that may limit the resources it dedicates to our prescription gammaCore therapy. If our distributor fails to effectively distribute gammaCore in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offerings require significant time and resources. To develop and expand our distribution, we must continue to scale and improve our processes and procedures that support our distributors. In addition, our ability to recruit distributors and their effectiveness may be adversely affected by the armed conflict between Ukraine and Russia.

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

We expect that a portion of our 2025 U.S. sales of gammaCore will be made pursuant to qualifying FSS, GSA, DAPA, and ECAT contracts, and open market sales to individual VA facilities. Our status as a contractor on FSS means that we are obligated to comply with a variety of federal procurement laws, regulations, and contract terms that require commercial price disclosures, commercial-to-federal price indexing, and compliance with various federal programs. Furthermore, as a federal contractor, we are also subject to contractual remedies and potential administrative, civil, and criminal damages and penalties for non-compliance with contract terms, over billing, or sales of human performance and general wellness products to the U.S. Armed Forces could involve various significant compliance requirements as regards applicable laws and regulations and certain contract law covenants and conditions that collectively regulate our affairs in the ordinary course of business as a result of our status as a federal contractor.

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

Effective April 1, 2021, gammaCore Sapphire was included in a new long-term reimbursement policy. The MTFM policy supports the use of NICE-approved, clinically effective and cost-saving medical devices, diagnostics, and digital technologies that will improve patient health. In December 2019, NICE published a Medical Technology Guidance document recommending the use of gammaCore for CH within the NHS. In 2025, we expect NICE to review the guidance document, and any changes in recommendation or pricing may adversely impact our ability to work with NHS England on the MTFM program, which could have an adverse impact on our business in the United Kingdom.

We rely on third parties to conduct and support clinical trials and investigator - initiated trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We do not independently conduct clinical trials for our product candidates. We rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators to perform this function. Currently, we have a number of ongoing IITs. We frequently review both proposals for new trials and the performance of ongoing trials, and our reviews may result in changes to our future obligations. Our reliance on third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. Furthermore, some of the sites for our IIT's are outside the United States. The performance of these sites may be adversely affected by various issues, including less advanced medical infrastructure, lack of familiarity with conducting clinical trials in accordance with U.S. standards, insufficient training of personnel, communication difficulties or change in local regulations. We remain responsible for ensuring that clinical trials are conducted in accordance with the general investigation plan and protocols for the study. Moreover, the FDA requires us to comply with GCP for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate, and that the rights, integrity, and confidentiality of patients in clinical trials are protected. Furthermore, these third parties may also have relationships with other entities, including our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory clearance or approval for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

44

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

We are required to maintain adequate levels of inventory due to lead times with single-source consumer electronic components vendors, which could consume a significant amount of our resources, reduce our cash flows, and lead to inventory impairment charges.

Our nVNS technology platform consists of a substantial number of individual components. In order to market and sell effectively, we often must maintain high levels of inventory of the product and its components.

The manufacturing process requires lengthy lead times during which electronic components of our nVNS technology platform may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times, increasing our risk of adverse financial impact of inventory obsolescence comparatively. In addition, as of December 31, 2024, we had approximately $1.7 million of inventory. There are risks that growth in our business, including our recently launched non-prescription, human performance and general wellness offerings, may result in demand that could exceed our current inventory, in which case we would be subject to various supply chain, manufacturing, and operational risks. If not mitigated fully, this could negatively impact our ability to commercialize our products and have a material adverse effect on our brands, revenues, expenses, results of operations, and financial condition.

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

47

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

We do not have patent rights in certain foreign countries in which a market for our products may exist. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, which could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, such proceedings could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling products and services in foreign countries that are the same as or similar to our products and services, and our competitive position in the international market would be harmed.

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

Personal privacy and data security have become significant issues in the U.S., Europe, and many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the recent suspension of offensive cyberoperations against Russia by U.S. Cyber Command. As a result of  SEC rules on cybersecurity disclosure, we are required to disclose, pursuant to new Item 1.05 of SEC Form 8-K, any cybersecurity incident that we determine to be material and describe the material aspects of the nature, scope, and timing of the incident, as well as the material impact or reasonably likely material impact of the incident on us, including our financial condition and results of operations. We will also be required to describe, on a periodic basis, our processes, if any, for the assessment, identification, and management of material risks from cybersecurity threats, and describe whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, our board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing material risks from cybersecurity threats. While any insurance that we may have that covers a specific cybersecurity incident may help to prevent our realizing a significant loss from the incident, it would not protect us from the effects of adverse regulatory actions that may result from the incident or a finding that we had inadequate cybersecurity controls, including the reputational harm that could result from such regulatory actions. Such insurance can be expensive and difficult to procure and may also be limited and subject to policy terms and significant self-insured retentions. Any such insurance also may be insufficient to cover all losses or all types of claims that may arise. We have incurred significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident and to comply with this new SEC cybersecurity rule.

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

There are numerous and evolving risks to our cybersecurity and privacy from cyber threat actors. These cyber threat actors, whether internal or external to our company, are becoming more frequent, sophisticated and coordinated in their attempts to access data, including third parties with whom we conduct business through, without limitation, malicious software; data privacy breaches by employees, insiders or others with authorized access; cyber or phishing-attacks; ransomware; utilization of Artificial Intelligence; attempts to gain unauthorized access to our data and systems; and other electronic security breaches. In the ordinary course of business, we collect and store sensitive information on our network, including intellectual property, proprietary business information and personally identifiable information of individuals, such as our customers and employees. The secure maintenance of this information and technology is critical to our business operations. We are consistently implementing new security measures and technologies to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. Although our defenses are monitored and routinely tested internally and by external parties. Threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create enhanced risks of cybersecurity incidents.

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

These threats can come from a variety of sources, including criminal hackers, state-sponsored intrusions, industrial espionage and malfeasance by employees, contractors, or other insiders. Cyber threats may be generic, or they may be custom-crafted against our information systems or particular personnel. Over the past several years, cyber attacks have become more prevalent and much harder to detect and defend against. These threat actors may be able to penetrate our security measures, breach our information technology systems, misappropriate or compromise confidential and proprietary information of our company and our customers, cause system disruptions and shutdowns, or introduce ransomware, malware, or vulnerabilities into our products, systems, and networks or those of our customers and partners. Our network and storage applications, as well as those of our contractors, may be vulnerable to cyber attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, products, hardware, software or applications we develop, or which we procure from third parties, may contain defects in design or manufacture, security flaws, or other problems that could unexpectedly compromise information security or the operation of our products. Our third-party vendors may experience security incidents of varying severity, including but not limited to increased ransomware attacks, network intrusions, and unauthorized data exfiltration. Targeted cyber-attacks or those that may result from a security incident directed at a third-party vendor could compromise our services and internal systems, resulting in interruptions, delays, or cessation of service that could disrupt business operations for us and our customers. Our proactive measures and remediation efforts may not be successful or timely. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. For example, as disclosed in our Form 10-Q for the quarterly period ended September 30, 2024, it was determined that our internal controls over vendor management, as designed, would not have timely prevented an unauthorized payment based on incorrect vendor information from occurring. As such, we concluded that a material weakness exists in our internal controls over financial reporting. This material weakness did not result in any identified misstatement, and there were no changes to previously reported financial results. Our efforts to remediate this weakness are ongoing, but there can be no assurance that such remediation will succeed nor that our controls will prevent or detect any deceptive practices or the harm stemming there from.

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

Any damage to, or failure of, our systems or the systems of our third-party data centers or our other third-party providers that we may use could result in interruptions to the development, availability or functionality of our medical devices and wellness products, including the launch of our next generation Truvaga app-enabled consumer product. As a result, we could lose consumer data and miss opportunities to acquire and retain consumers, which could potentially result in decreased revenue. If for any reason our arrangements with our data centers or third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition, and results of operations. We exercise little control over third-party providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of third-party data centers or any other third-party providers to meet our requirements could result in interruption in the development, availability or functionality of our medical devices and wellness products, including the launch and use of our Truvaga app-enabled consumer product.

The satisfactory performance, reliability, development and availability of our Truvaga app-enabled consumer product is critical to our reputation and our ability to acquire and retain customers, as well as to maintain adequate customer service levels. If the interface of our next generation app is not considered user friendly by our customers or our app does not function correctly, our customers may become frustrated and not order any existing or new wellness products. Our future revenue may depend in part on the number of customers using our app in connection with our next generation consumer product in fulfilling their wellness needs. The unavailability of our app in connection with the use of our next generation consumer product could materially and adversely affect consumer perception of our brand.

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

In the EEA and UK, gammaCore must currently comply with the Essential Requirements in Annex I to Directive 93/42/EEC, relating to the approximation of the laws of the member states concerning medical devices or the EU Medical Devices Directive (UK law, implemented through the Medical Devices Regulations 2002, continues to be based on these requirements). Compliance with these requirements is a prerequisite to be able to affix the CE mark to gammaCore, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile) where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a notified body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the notified body would audit and examine the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The notified body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This CE Certificate of Conformity entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

Under current guidance, CE marked medical devices may be placed on the UK market up until the sooner of the expiry of the CE Certificate of Conformity or June 30, 2028. After that date, we will need to obtain UKCA marking (the UK replacement for CE marking) from a UK approved body (the new equivalent of an EU notified body) for commercialization of our gammaCore products in the UK. See “Item 1 – Business – Regulatory Clearances” for additional information.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the Essential Requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., such as product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical studies conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical studies and scientific literature. gammaCore is a Class IIa medical device in the EU. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the competent authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent ethics committee. This process can be expensive and time-consuming.

Moreover, in May 2017, the EU Medical Devices Regulation 2017/745, or MDR was adopted. The MDR repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable, i.e., without the need for adoption of EEA Member State laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The MDR, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The MDR became applicable on May 26, 2021, with the transition period intended to end on May 26, 2024. While progress has been made on the transition from the MDD to the MDR, a European Commission proposal published on January 6, 2023, stated that the overall number and capacity of conformity assessment or notified bodies remains insufficient to carry out the tasks required of them. In addition, many manufacturers are not sufficiently prepared to meet the strengthened requirements of the MDR by the end of the transition period. This was threatening the availability of medical devices on the EU market. The European Commission extended the transition period from May 26, 2024 until December 31, 2028 for Class IIa devices, which includes the gammaCore products (gammaCore Sapphire, gammaCore-S). Once applicable, the new regulations will among other things:

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

On March 29, 2017, the United Kingdom formally notified the EU of its intention to withdraw from the Union pursuant to Article 50 of the Lisbon Treaty, commonly referred to as Brexit, and completed a transitional period on December 31, 2020. Following Brexit, EU law and the EU Court of Justice no longer have supremacy over British laws or its Supreme Court. The United Kingdom's European Union (Withdrawal) Act 2018 retains relevant EU law as domestic law, which can be amended or repealed. For medical devices, the key changes are that:

-        UK “notified bodies” have lost this status, and are no longer able to issue CE certificates. Some, including BSI, have set up an EU entity as a new notified body to issue CE certificates.

-        the UK is replacing the EU CE marking system with “UKCA” marking. The transition period has been extended, and currently CE marked medical devices may be placed on the UK market up until the sooner of the expiry of the Certificate of Conformity or June 30, 2028. After this date, manufacturers will need UKCA marking to place medical devices on the UK market. Medical devices sold in the UK and EU will need both CE and UKCA marking.

The United Kingdom’s national laws and regulations for medical devices are currently based on retained EU legislation, but may diverge in future. Potentially changing regulatory schemes and tariffs engendered by Brexit may add additional complexity, cost and delays to our UK operations, and in marketing or selling our products in both the United Kingdom and the EEA. Our revenue and profit, supply and demand for our products, and customer retention and acquisition in both the long term and short term could be adversely affected.

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

Our business activities involving general wellness products, Truvaga and TAC-STIM may be subject to significant and possibly material and adverse consequences if revisions to FDA guidance or other guidance modify our reasoned beliefs and opinions regarding classification, other legal questions, and compliance with all applicable rules and regulations that apply to our business activities in various ways. Moreover, FDA may disagree with our assessment, potentially subjecting these products to regulation as medical devices. We and our legal advisors strive to regularly keep abreast of all relevant developments in the statutory, administrative, and decisional laws, on federal and, where applicable, state levels, that influence or inform our general wellness products-related development, marketing, promotion, distribution, and sale, among other activities. In light of the substantial complexity in such laws as well as their potential actual interactive Ness, or perceived overlap or conflict, with the application of the FDA’s existing regulatory approval or clearance processes for medical device products as a result of either official agency changes to applicable general wellness guidance, our subsequent legal review of such guidance that differs substantially from earlier legal review of such guidance, or the FDA’s disagreement with our determination regarding the regulatory status of our general wellness products, we may experience adverse and possibly material effects on our ability to commercialize our general wellness products, which could impact our financial condition, operating results, and prospects for growth. Separate and apart from our legal and compliance functions and external advisors, we maintain internal controls and policies and procedures that militate against compliance risk in our general wellness line of business and train and educate our sales agents and other personnel on subject matter pertinent to compliance with relevant law in various jurisdictions.

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

74

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

In the United States, there have been, and continue to be, a number of legislative initiatives to contain healthcare costs. In March 2010, the ACA was signed into law, which included, among other things, comparative effectiveness research initiatives and payment system reforms, including shared savings pilots, and other provisions. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal, or replace the ACA will impact the ACA or our business. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could impact overall demand for our products.

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

As described in Item 3. Legal Proceedings, we and certain of our present and past directors and officers have been named in putative securities class action lawsuits alleging violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934, as amended (“Exchange Act”). We are generally required to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. We also have certain contractual indemnification obligations to the underwriters of our initial public offering, or IPO, regarding the securities class action lawsuits. While a certain amount of insurance coverage may be available for certain expenses or losses associated with these lawsuits, this coverage will not cover all such expenses or losses and may not be sufficient. Although we plan to defend the lawsuits vigorously, there can be no assurances that favorable final outcomes will be obtained. Based on information currently available, we are unable to determine the reasonable probability of loss or a range of potential loss, and accordingly, we have not established an accrual for potential losses, if any, that could result from any unfavorable outcome, and there can be no assurance that these litigation matters, as well as any other lawsuits that might be brought by stockholders, will not result in substantial defense costs and/or judgments or settlements that could have a materially adverse impact on our financial position, results of operations and cash flows.

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

We may identify a material weakness in our internal control over financial reporting and determine that our disclosure controls were not effective. If we are unable to remediate such a material weakness, or if we experience additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations and investors may lose confidence in our financial reports and the market price of our common stock could be adversely affected.

As a public company, we are required to maintain effective disclosure controls and procedures and implement and maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our second annual report following our IPO, for our fiscal year ended December 31, 2020, management has provided a report on internal control over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm, to the extent we have annual revenues greater than $100 million in the most recent fiscal year for which audited financial statements are available. We do not expect to have our independent registered public accounting firm attest to our management report on internal control over financial reporting for so long as we have annual revenues under $100 million and we are not an accelerated filer or large accelerated filer due to surpassing the SEC’s threshold of  market capitalization greater than $250 million. If and when we have to design and implement the internal control over financial reporting required to comply with this obligation, such process will be time consuming, costly, and complicated.

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

In 2024, management implemented measures designed to ensure that the control deficiencies that contributed to the material weakness were remediated, such that these controls are designed, implemented, and operating effectively. Remediation efforts included but are not limited to (a) enhance processes and procedures around payment security, (b) verifying changes to vendor information on a timely basis, and (c) using alternate channels to verify changes to vendor payment information.

As of September 30, 2024, management has completed its testing and evaluation of the implementation of internal controls and revised processes and has concluded that the material weakness has been remediated and will provide reasonable assurance that they will prevent or detect a material error in our financial statements.

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

Our certificate of incorporation and bylaws, as amended and restated (the “bylaws”), contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

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

80

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

As of December 31, 2024 our executive officers, directors, and holders of 5 or more of our capital stock and their respective affiliates owned approximately 24.6% of our outstanding common stock. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

None.

Item 1C. Cybersecurity

Risk management and strategy

Managing Material Risks & Integrated Overall Risk Management

We have developed and continue to develop processes, including those intended to follow an internal Information Technology (IT) Security Policy, which seek to assess, identify, and manage material risks from cybersecurity threats to the IT systems and information that we create, use, transmit, receive, and maintain. We also seek to integrate these processes and policies into our overall enterprise risk management system and processes. We also maintain an evolving cybersecurity roadmap for our future cybersecurity plans. The processes for assessing, identifying, and managing material risks from cybersecurity threats, including threats associated with our use of third-party service providers, include our efforts to identify the relevant assets that could be affected, determine possible threat sources and threat events, assess threats based on their potential likelihood and impact, and identify controls that are in place or necessary to manage and/or mitigate such risks. In furtherance of our cybersecurity policies and procedures, our IT team has a monthly IT Steering committee meeting, chaired by our Chief Financial Officer (“CFO”) and Chief Strategy Officer, where all new IT projects include a cybersecurity component.

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

Risks from Cybersecurity Threats

We have not experienced any material cybersecurity incidents and the expenses we have incurred from any security incidents were immaterial. As a result, we do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us, our results of operations and financial condition. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple and potentially material risks to us, including potentially to our results of operations and financial condition. See also “Risk Factors — Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business strategy and operating results.” As cybersecurity threats become more frequent, sophisticated, and coordinated, it is reasonably likely that we may expend greater resources to continue to modify and enhance protective measures against such security risks.

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

Management’s Role Managing Risk

The role of the Chief Information Security Officer (CISO) has been assigned to our VP, Information Technology, who has more than 20 years of IT experience and reports to the CFO. The CISO and the CFO inform the Audit Committee on cybersecurity risks. They provide briefings to the Audit Committee on no less than an annual basis or on an ad hoc basis when needed. These briefings encompass:

•	Evaluation of existing cybersecurity risks;
•	Status of ongoing cybersecurity initiatives and strategies from the cybersecurity roadmap; and
•	Incident reports and learnings from cybersecurity events.

Item 2. Properties

Our principal office is approximately 22,557 square feet of office, warehouse and assembly space in Rockaway, New Jersey pursuant to a lease that expires in 2034. Since the spring of 2020, many of our employees have conducted business remotely. Management believes our facilities in Rockaway are currently suitable for their intended use. We may in the future add new facilities or expand or relinquish existing facilities as our needs evolve, and we believe that should the need arise, suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

On February 6, 2024, the Company entered into an amendment to the lease agreement (the"Rockaway Amendment") to extend its Rockaway, New Jersey lease for an additional 10 years. The Rockaway Amendment was effective May 1, 2024, and expires on July 31, 2034, with a tenant option to renew for an additional five years. The increase in the term of the lease for the existing leased property was accounted for as a lease modification, and therefore, the associated operating lease right of use assets and operating lease liabilities for the existing space were remeasured as of February 6, 2024. The Rockaway Amendment also includes the expansion of leased property from 13,643 square feet to 22,557 square feet.

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

On September 15, 2020, we and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021. On August 13, 2021, the Court dismissed the amended complaint with leave to re-plead. On October 4, 2021, the plaintiffs filed a second amended complaint in the Turnofsky case. The defendants moved to dismiss, and briefing on the motion was complete on January 7, 2022. On July 13, 2023, the court dismissed the second amended complaint with leave to re-plead. The plaintiffs did not file a third amended complaint. On August 23, 2023, the plaintiffs provided the court with an order of dismissal, and the court entered the order on August 24, 2023. On September 8, 2023, plaintiff Carole Tibbs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. The appeal has been docketed as number 23-2655. The principal brief of appellant and appendix were filed on January 5, 2024. The appellees’ brief was filed on February 15, 2024, and the appellant’s reply brief was filed on March 15, 2024. On December 5, 2024, the Third Circuit issued an opinion affirming Judge Quraishi's August 24, 2024 dismissal of the case and entered Judgment to that effect. The Plaintiffs did not move for rehearing, and the mandate of the Court of Appeals has issued.  The plaintiffs did not pursue any further appeal and the time to do has now expired.

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

On March 8, 2021, purported stockholder Erin Yuson brought a purported stockholder derivative action in the United States District Court for the District of New Jersey. The action is captioned Erin Yuson, derivatively on behalf of electroCore, Inc., vs. Francis R. Amato, et al., Case 3:21-cv-04481. The defendants include present and past directors and officers of the Company. The plaintiff purports to pursue derivative claims on behalf of the Company in connection with a 2019 proxy statement and actions occurring from the IPO through September 25, 2019. The complaint alleges that demand on the board of directors is excused. The complaint purports to allege claims against the defendants for violating Section 14(a) of the Exchange Act and breaching fiduciary duties. The complaint seeks unspecified compensatory damages, interest, costs and attorneys’ fees; declaratory relief; and an order requiring changes to corporate governance and internal procedures and a vote on proposed amendments to our Bylaws and Certificate of Incorporation.The plaintiffs in the Maltz and Yuson derivative actions agreed to consolidate and stay those actions. The actions are stayed until and through the resolution of any motion for summary judgment in the Turnofsky federal securities class action. A stipulation to that effect was filed by the plaintiffs on April 14, 2021, and ordered by the court on April 30, 2021. On June 9, 2023, the cases were administratively dismissed without prejudice.The Company has and intends to the extent necessary to continue to vigorously defend itself if these matters are revived. However, in light of, among other things, the preliminary stage of these litigation matters, the Company is unable to determine the reasonable probability of loss or a range of potential loss. Accordingly, the Company has not established an accrual for potential losses, if any, that could result from any unfavorable outcome, and there can be no assurance that these litigation matters will not result in substantial defense costs and/or judgments or settlements that could adversely affect the Company’s financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “ECOR.”

Stockholders

As of March 6, 2025, there were 404 stockholders of record, which excludes stockholders whose shares are held in nominee or street name by brokers.

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

Item 6. [Reserved]

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

Overview

electroCore is a bioelectronic medicine and general wellness company dedicated to improving health and quality of life through our proprietary non-invasive vagus nerve stimulation (“nVNS”) technology platform and related product offerings.

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

Our capabilities include product development, regulatory affairs and compliance, sales and marketing, product testing, electromechanical assembly, fulfillment, and customer support. We derive revenues from the sale of products in the United States and select overseas markets. We have two principal product categories:

•	Handheld, personal use medical devices for the management and treatment of certain medical conditions such as primary headache; and
•	Handheld, personal use consumer products utilizing nVNS technology to promote general wellness and human performance.

We believe our nVNS products may be used in the future to effectively treat additional medical conditions.

Our goal is to be a leader in non-invasive neuromodulation to deliver better health. To achieve this, we offer multiple propositions:

•	Prescription gammaCore medical devices for the treatment of certain prescription FDA cleared medical conditions such as primary headache;
•	Truvaga for the support of general health and wellbeing; and
•	TAC-STIM for human performance.

Our flagship gammaCore Sapphire is a prescription medical device that is FDA cleared for a variety of primary headache conditions. gammaCore is available by prescription only and Sapphire is a portable, reusable, rechargeable and reloadable personal use option for patients to use at home or on the go. Prescriptions are written by a health care provider and dispensed from a specialty pharmacy, through the patient’s healthcare system, or shipped directly to certain patients in the United States from our facility in Rockaway, NJ. After the initial prescription is filled, access to additional therapy can be refilled for certain of our gammaCore products through the input of a prescription-only authorization.

We offer two versions of our Truvaga products for the support of general health and wellbeing. Truvaga 350 is a personal use consumer electronics general wellness product and Truvaga Plus, which was launched in April 2024, is our next generation, app-enabled general wellness product. Neither product requires a prescription and is available direct-to-consumer from electroCore at www.truvaga.com or through online retailers such as Amazon.com. TAC-STIM handset is a form of nVNS for human performance and has been developed in collaboration with the United States Department of Defense Biotech Optimized for Operational Solutions and Tactics, or BOOST program. TAC-STIM handsets are available as a Commercial Off the Shelf (COtS) solution to professional organizations and are the subject of ongoing research and evaluation within the United States Air Force Special Operations Command, the United States Army Special Operations Command and at the United States Air Force Research Laboratory.

Truvaga and TAC-STIM are intended for general wellness in compliance with the FDA guidance document entitled “General Wellness: Policy for Low-Risk Devices; Guidance for Industry and FDA Staff, issued on September 27, 2019.” Truvaga and TAC-STIM handsets are not intended to diagnose, treat, cure, or prevent any disease or medical condition.

We are exploring strategies to make our TAC-STIM product available to other branches of the active-duty military, first responders, elite athletes and certain human performance professionals in the United States and abroad. Our TAC-STIM product is not a medical device and is not intended to diagnose, cure, mitigate, prevent, or treat a disease or condition.

Our two largest customers by revenue are the United States Department of Veterans Affairs and United States Department of Defense, or VA, and the United Kingdom National Health Service or NHS utilizing our FDA cleared and CE marked product, gammaCore.

The VA comprised 70.6% of our revenue during the year ended December 31, 2024. The majority of our 2024 sales were made pursuant to our qualifying contract under the FSS, which was secured by us in December 2018, as well as open market sales to individual facilities within the government channels. The initial term of our FSS contract was scheduled to expire on January 15, 2024. On January 5, 2024, we obtained a modification to the initial contract, temporarily extending the term from January 15, 2024, to March 14, 2024, and subsequently extended the term to June 14, 2025, while the U.S. Department of Veteran Affairs VA Federal Supply Schedule Service reviews our follow-on offer application for a replacement contract. Although we continue to work with the appropriate government personnel to replace our FSS contract, there can be no assurance that the VA will accept our follow-on application to replace our contract which may limit or eliminate our ability to sell certain gammaCore products into the government channel pursuant to our qualifying FSS contract or individual facilities that utilize our FSS contract number for open market purchases.

In August 2023, we signed a non-exclusive distribution agreement with Lovell Government Services, or Lovell, providing Lovell the right to list and distribute certain gammaCore products into the federal market. Lovell is a Service-Disabled Veteran-Owned Small Business (SDVOSB) offering medical and pharmaceutical goods and services to federal healthcare providers. Listing products with Lovell is intended to streamline the sales process to a variety of government procurement channels through Lovell’s compliance with contracting regulations and its provision of logistical solutions connected directly into government contracting portals, all of which are intended to help government agencies meet their SDVOSB procurement goals. Customers for these vehicles are federal healthcare systems such as the Veterans Health Administration (VHA, which includes the VA), the Military Health System (MHS), and Indian Health Services (IHS), which we believe serve up to approximately 21 million patients combined.

Between November 2023 and January 2024, certain gammaCore products were added to the FSS, the DoD’s Distribution and Pricing Agreement (DAPA), GSA Advantage, and Defense Logistics Agency’s ECAT system procurement portals through the Lovell contract vehicles, enabling the purchase of gammaCore products within the government channel and throughout the federal markets, including, but not limited to, the VA. The gammaCore products offered through Lovell provide government customers with similar product configuration options to those currently sold through our existing FSS contract and open market sales made directly to individual VA facilities. We expect a portion of our U.S. 2025 sales of gammaCore to continue to be made pursuant to qualifying FSS, GSA, DAPA, ECAT contracts and open market sales to individual VA facilities.  Our sales function in this channel is comprised of employees and an increasing number of independent contractors.

Sales under the UK Med Tech Funding Mandate, or MTFM, for CH in the UK comprised 6.6% of our revenue during the year ended December 31, 2024. In 2025, we plan on continued use of this program. In 2023, NHS granted a two-year extension in which our prescription gammaCore therapy will continue to be listed in the NHS catalogue. This extension is through March 17, 2026, with an option for us to extend an additional two years. In 2025, we expect NICE to review the guidance document and any changes in recommendation or pricing may adversely impact our ability to work with NHS England on the MTFM program and could have an adverse impact on our financial results. We continue to utilize distribution partners to commercialize our nVNS technology in selected territories outside the United States and United Kingdom.

We believe there may be significant opportunities beyond these two areas. Specifically, we believe there may be a large commercial opportunity for our gammaCore medical device with additional insurance covered lives, cash pay, physician dispense, and direct-to consumer approaches, along with wellness and human performance propositions through our Truvaga and TAC-STIM handsets. Therefore, we will continue our investments to expand our efforts in these channels and markets in 2025.

On December 17, 2024, we entered into a definitive agreement to acquire NURO. NURO is a commercial stage healthcare company that develops and commercializes neurotechnology devices to address unmet needs in the chronic pain market through its Quell® platform: a wearable, app and cloud-enabled neuromodulation platform that is indicated for the treatment of fibromyalgia symptoms (Quell Fibromyalgia) and lower-extremity chronic pain (Quell 2.0). The transaction does not include NURO’s Japan-related DPNCheck® technology and business, which are expected to be divested by NURO prior to closing of the transaction. Consummation of the transaction is subject to approval by holders of at least a majority of the outstanding shares of NURO common stock entitled to vote on the merger, and the filing with the SEC of NURO’s Form 10-K with respect to the fiscal year ended December 31, 2024, in addition to other closing conditions.

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

Because of the numerous risks and uncertainties associated with our commercialization efforts, as well as research and product development activities, there may be uncertainty regarding our ability to achieve or maintain profitability. If we fail to become profitable or are unable to sustain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Our expected cash requirements for the next 12 months and beyond are based on the commercial success of our products and our ability to control operating expenses. There are significant risks and uncertainties as to our ability to achieve these operating results. Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations for the next 12 months. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. See also “Liquidity Outlook.”

Capital Activities

On January 24, 2025, we filed a Form S-3 registration statement (with an amendment filed on January 31, 2025), or the 2025 Shelf Registration Statement, with the SEC, for the potential offering and issuance from time to time of common stock, preferred stock, warrants, rights, debt securities and units, up to an aggregate amount of $100 million. The 2025 Shelf Registration Statement is currently under review by the SEC. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security in any future offering under the 2025 Registration Statement will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2025 Shelf Registration Statement. As of December 31, 2024, we have approximately $46.2 million remaining for potential issuance under the 2022 Shelf Registration Statement (as defined below). If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. The 2022 Shelf Registration Statement expires on the earlier of July 24, 2025 and the effectiveness under the Securities Act of the 2025 Registration Statement.

On November 29, 2024, we entered into the Sales Agreement with Wainwright. Under the Sales Agreement, the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate offering price of up to $20 million (the “ATM Shares”) during the term of the Sales Agreement through Wainwright, acting as sales agent. The Company has filed a prospectus supplement relating to the offer and sale of the Shares pursuant to the Sales Agreement. The ATM Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-262223) (the “2022 Shelf Registration Statement”), which was initially filed with the Securities and Exchange Commission (the “SEC”) on January 18, 2022 and declared effective on January 25, 2022. The Company intends to use the net proceeds from any offering pursuant to the Sales Agreement to continue to fund sales and marketing, working capital and for other general corporate purposes. As of March 6, 2025, the Company had approximately $19.78 million of ATM Shares remaining available for issuance under the Sales Agreement.

On June 5, 2024, in connection with a registered direct offering and concurrent private placement with an institutional and accredited investor, we issued and sold pre-funded warrants to purchase up to 225,000 shares of common stock, and warrants to purchase up to 112,500 shares of common stock. Each pre-funded warrant was sold together with one-half of one warrant to purchase one share of common stock, at a combined offering price of $6.4925 per pre-funded warrant and related one-half of one warrant.

Additionally, on June 5, 2024, in a separate concurrent private placement with certain institutional and accredited investors and six of the Company's officers and directors, we issued and sold 438,191 shares of common stock, pre-funded warrants to purchase up to 770,119 shares of common stock, and warrants to purchase up to an aggregate of 604,150 shares of common stock. Each share of common stock was sold together with one-half of one warrant to purchase one share of common stock, at a combined offering price of $6.4925 per share of common stock and related one-half of one warrant. Each pre-funded warrant was sold together with one-half of one warrant to purchase one share of common stock, at a combined offering price of $6.4925 per pre-funded warrant and related one-half of one warrant.

The common stock purchase warrants became exercisable immediately upon issuance at an exercise price of $6.43 per share and will expire five years after the date of issuance. Each pre-funded warrant became immediately exercisable upon issuance at an exercise price of $0.001 per share.

The net proceeds to the Company resulting from the registered direct offering and concurrent private placements was approximately $9.0 million, after deducting the placement agent fees and expenses, and other offering expenses payable by the Company, and excluding the proceeds, if any, from the potential exercise of the common stock purchase warrants sold in the concurrent private placements. The registered pre-funded warrants were offered and sold by the Company pursuant the 2022 Shelf Registration Statement.

In connection with a registered direct offering and concurrent private placement with certain institutional and accredited investors, on July 31, 2023, we issued and sold an aggregate of 1,062,600 shares of common stock, 613,314 pre-funded common stock purchase warrants that were exercisable upon issuance and warrants to purchase up to an aggregate of 837,955 shares of common stock. Pursuant to a private placement on the same date with six of the Company’s officers and directors, we issued and sold 169,968 shares of common stock and warrants to purchase up to an aggregate of 84,982 shares of common stock. The combined effective offering price of the securities sold pursuant to these transactions was $4.4125 per share of common stock and related warrant to purchase one-half of a share of common stock. The common stock purchase warrants became exercisable as of February 2, 2024, at a price of $4.35 per share and will expire five years after they become exercised. The net proceeds to the Company resulting from the registered direct offering and concurrent private placements was approximately $7.5 million, after deducting the placement agent fees and expenses, and other offering expenses payable by the Company, and excluding the proceeds, if any, from the potential exercise of the common stock purchase warrants sold in the concurrent private placements.

Critical Accounting  Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.
Although there are items within our financial statements that require management to make accounting estimates, we do not believe them to be critical, as defined above.

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 with the changes in those items in dollars.

	Years ended December 31,
(in thousands)	2024	2023	Change
Net sales	$25,182	$16,030	$9,152
Cost of goods sold	3,785	2,804	981
Gross profit	21,397	13,226	8,171
Gross margin	85%	83%
Operating expenses:
Research and development	2,360	5,321	(2,961)
Selling, general and administrative	31,199	27,174	4,025
Total operating expenses	33,559	32,495	1,064
Loss from operations	(12,162)	(19,269)	7,107
Other (income) expense:
Interest and other income	(572)	(433)	(139)
Other expense	389	184	205
Total other (income) expense	(183)	(249)	66
Loss before income taxes	(11,979)	(19,020)	7,041
Benefit from income taxes	93	186	(93)
Net loss	$(11,886)	$(18,834)	$6,948

Net Sales

Net sales for the year ended December 31, 2024 increased 57% as compared to the year ended December 31, 2023. The increase of $9.2 million is due to an increase in net sales in prescription (Rx) - Department of Veteran Affairs and Truvaga channels. We expect that the majority of 2025 fiscal year revenue will continue to come from the U.S. Department of Veterans Affairs. See above Overview for discussion regarding the Federal Supply Schedule.

The following table sets forth our channel net sales:

(in thousands)	Years ended December 31,
Channel	2024	2023
Rx gammaCore - U.S. Department of Veteran Affairs	$17,788	$9,636
Rx gammaCore - U.S. Commercial	1,536	1,797
Outside the United States	1,850	1,821
Truvaga	2,811	1,027
TAC-STIM	1,197	1,749
	$25,182	$16,030

Gross Profit

Gross profit increased $8.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in gross profit was primarily driven by the increase in net sales. Gross margin was 85% and 83% for the years ended December 31, 2024 and 2023, respectively.

Research and Development

Research and development expense of $2.4 million for the year ended December 31, 2024 decreased by $3.0 million compared to the prior year. This decrease was primarily due to a significant reduction in investments associated with the development of Truvaga Plus.

Selling, General and Administrative

Selling, general and administrative expense of $31.2 million for the year ended December 31, 2024 increased by $4.0 million compared to $27.2 million for the previous year. This increase was primarily due to our greater variable selling and marketing costs consistent with our increase in sales. In 2025, we plan on continuing to make targeted investments in sales and marketing to support our commercial efforts, particularly around sales and marketing efforts across all major U.S. channels.

Other (Income) Expense

Other (income) expense of $183,000 for the year ended December 31, 2024 increased by $66,000 from prior year due to increased interest income offset by non-recurring expenses associated with the termination of a financing agreement and transaction expenses with the NURO transaction.

Benefit from Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. During the years ended December 31, 2024 and 2023, we received net cash payments of $0.1 million and $0.2 million from the sale of our New Jersey state net operating losses, respectively.

Liquidity and Capital Resources

At December 31, 2024, our cash, cash equivalents, restricted cash and marketable securities was $12.2 million compared to $10.6 million at December 31, 2023.

	December 31,
(in thousands)	2024	2023
Net cash (used in) provided by
Operating activities	$(6,948)	$(14,668)
Investing activities	$(8,519)	$(206)
Financing activities	$8,439	$7,487

Operating Activities

Net cash used in operating activities was $6.9 million and $14.7 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $7.7 million is primarily due to the increase in net sales and resulting decrease in our net loss from operations as adjusted for non-cash expense items.

Investing Activities

Net cash used in investing activities was $8.5 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, cash used in investing activities was related to the purchase of marketable securities. During the year ended December 31, 2023, cash used in investing activities was related to equipment purchases.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $8.4 million which was attributable to the Company entering into a registered direct offering and concurrent private placements, each of which closed on June 5, 2024, and proceeds from the exercise of warrants. Pursuant to a registered direct offering with an institutional and accredited investor, we issued and sold pre-funded warrants to purchase up to 225,000 shares of common stock. In a concurrent private placement, we issued and sold to the institutional and accredited investor warrants to purchase up to 112,500 shares of common stock. In a separate concurrent private placement with certain institutional and accredited investors and six of the Company’s officers and directors, we issued and sold 438,191 shares of common stock, pre-funded warrants to purchase up to 770,119 shares of common stock, and warrants to purchase up to an aggregate of 604,150 shares of common stock. Each share of common stock was sold together with one-half of one warrant to purchase one share of common stock, at a combined offering price of $6.4925 per share of common stock and related one-half of one warrant. Each pre-funded warrant was sold together with one-half of one warrant to purchase one share of common stock, at a combined offering price of $6.4925 per pre-funded warrant and related one-half of one warrant. The common stock purchase warrants became exercisable immediately upon issuance at a price of $6.43 per share and expire five years from the date of issuance. The pre-funded warrants became exercisable immediately upon issuance at a price of $0.001 per share.

Net cash provided by financing activities for the year ended December 31, 2023 was $7.5 million which was attributable to (i) a registered direct offering and concurrent private placement closed on August 2, 2023 with certain institutional and accredited investors pursuant to which we issued and sold an aggregate of 1,062,600 shares of common stock, 613,314  pre-funded common stock purchase warrants that are exercisable upon issuance, and warrants to purchase up to an aggregate of 837,955 shares of common stock and (ii) a concurrent private placement closed on August 2, 2023 with certain of the Company's officers and directors pursuant to which we issued and sold 169,968 shares of common stock and warrants to purchase up to an aggregate of 84,982 shares of common stock. The combined effective offering price of the securities sold pursuant to these transactions was $4.4125 per share of common stock and related warrant to purchase one-half of a share of common stock. The common stock purchase warrants became exercisable as of February 2, 2024 at a price of $4.35 per share and expire five years from the date of issuance.

Liquidity Outlook

On November 29, 2024, we entered into the Sales Agreement with Wainwright, whereby the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20 million during the term. In 2024, we did not raise money pursuant to the ATM Facility.

In 2025, we intend to continue to make targeted investments in sales and marketing to continue driving commercial activities. We have historically funded our operations from the sale of our common stock and may continue through utilization of the ATM facility orother equity or debt transactions if needed. As of March 6, 2025, the Company had approximately $19.78 million of ATM Shares remaining available for issuance under the Sales Agreement.

Our expected cash requirements for the next 12 months and beyond are largely based on the commercial success of our products. We believe our cash and cash equivalents will enable us to fund our operating expenses, working capital, and capital expenditure requirements, as currently planned, through 12 months from the date the accompanying financial statements are issued. There are significant risks and uncertainties as to our ability to achieve these operating results. Due to these risks and uncertainties, there can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

If the U.S. dollar uniformly increased or decreased in strength by 15% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2024.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2024.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2024, was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2024, were effective.

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

As of December 31, 2024, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2024 our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended December 31, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Director and Officer Trading Plans and Arrangements

During the three months ended December 31, 2024, none of our directors or officers adopted, made certain modifications or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Directors, Executive Officers and Corporate Governance

Directors

Our Board is divided into three classes, and currently has seven members, who are generally elected for a three-year term. The classification results in staggered elections, with a different class of directors standing for election every year. Vacancies on the Board may be filled only by person(s) elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class, including a vacancy created by an increase in the number of directors, will have serve the remainder of the term of that class until the director’s successor is duly elected and qualified. Set forth below is the name, age as of March 12, 2025, and certain biographical information with respect to each of our current directors, by class.

F. Peter Cuneo resigned as a Class III director with a term expiring at the 2024 Annual Meeting of Stockholders, and was immediately reappointed to the Board as a Class I director with a term expiring at the 2025 Annual Meeting of Stockholders. The resignation and reappointment of Mr. Cuneo was not due to any disagreement with the Company, the Board or the management of the Company. For all other purposes, including equity award vesting and other compensation matters, Mr. Cuneo’s service on the Board is deemed to have continued uninterrupted. Mr. Cuneo is expected to continue to serve as the Chairman of the Board until the 2025 Annual Meeting, at which he will not stand for reelection.

Class I Directors (Terms Expiring in 2025)

Daniel S. Goldberger

Daniel S. Goldberger, 66, has served as our Chief Executive Officer and a member of the Board since October 2019. Mr. Goldberger served as a director of Koru Medical Systems, a manufacturer of infusion pump systems, from April 2017 until May 2022 and he served as its executive chairman from August 2017 until September 2019. From January 2018 to September 2019, Mr. Goldberger served as the chief executive officer of Synergy Disc Replacement Inc., a private company commercializing a proprietary total disc implant for cervical spine therapy. From July 2017 to September 2017, Mr. Goldberger served as chief executive officer of Milestone Medical, Inc. Prior to this he served as the chief executive officer of Xtant Medical Holdings, Inc. from August 2013 to January 2017. He also served on the board and as the chief executive officer of Sound Surgical Technologies LLC from April 2007 to February 2013. Mr. Goldberger has also served on the boards of Xtant Medical Holdings, Inc., Sound Surgical, Xcorporeal. Theragen, Inc., and Glucon. Mr. Goldberger earned a B.S. in mechanical engineering from The Massachusetts Institute of Technology, and a M.S. in mechanical engineering from Stanford University. The Board believes that Mr. Goldberger’s extensive senior management experience in the medical device industry, including as our Chief Executive Officer, qualify him for service on the Board.

Julie A. Goldstein

Julie A. Goldstein, 66, has served as a member of the Board since March 2022. Ms. Goldstein has more than 30 years of leadership expertise in product, media and entertainment marketing, which spans a career in radio, television, music and theater. Ms. Goldstein’s specific expertise includes operations, sales development, advertising, and project management. She has also spearheaded many major national and international marketing campaigns. She was a producer for the Broadway musical First Date from 2013 to 2014. At music labels JIVE Records, RCA Records, and Virgin Records, she served as vice president of marketing and development. She also held the position of vice president of marketing and sales at NewsCorp / TV Guide Television Network and began her career in radio marketing. Her expertise around spending and strategic marketing techniques contributed to RCA’s turnaround. She received the Billboard Magazine’s Radio Promotion Director of the Year, Bertelsmann Key Management Award, and Virgin Records Promotion Director of the Year. Ms. Goldstein holds a B.A. in communications and social welfare from California State University at Chico. The Board believes Ms. Goldstein’s extensive media and marketing expertise qualifies her to serve on the Board.

Patricia Wilber

Patricia Wilber, 63, has served as a member of the Board since March 2022. Ms. Wilber has been a chief marketing officer, global business strategist, and board member who delivers organizational and cultural transformation for branding. She is a pioneer in new franchise models and branded partnerships. Ms. Wilber last served as the executive vice president, chief marketing officer, and managing director of partnerships, EMEA, the highest position in the marketing department at The Walt Disney Company from 2015 to 2018, where she drove growth for Disney’s marquee brands by leading marketing and communications for Disney, Pixar, Star Wars, and Marvel. Additionally, she established and led EMEA’s 40-country integrated marketing, franchise and partnership functions, including a major reorganization of the EMEA channels to boost growth and profitability by significantly reducing expenses. She also currently serves on the board of Zapp Electric Vehicles Group Limited and Yale New Haven Hospital, a medical nonprofit organization. She served on the boards of Euro Disney SCA from 2015 to 2018, Magical Cruise Company, more commonly known as the Disney Cruise Line, from 2013 to 2018, and Vibrant Emotional Health from 2022 to 2023. Ms. Wilber holds a B.A. in history from Brown University. The Board believes Ms. Wilber’s strategic marketing expertise and public company board experience qualify her to serve on the Board.

Class II Directors (Terms Expiring in 2026)

Thomas J. Errico, M.D.

Thomas J. Errico, M.D., 73, is a founder of our company and has served as a member of the Board since 2005. Dr. Errico has been a board-certified orthopedic surgeon since 1986 and currently serves as a pediatric orthopedic spine surgeon at Nicklaus Children’s Hospital. He also is an associate Professor of Orthopedic Surgery at the University of Miami School of Medicine. He previously served as the chief, Division of Spine Surgery in Orthopedics, at NYU Langone Health from 1997 until 2018. He currently serves on the board of Setting Scoliosis Straight, a nonprofit organization focused on advancing medical techniques in the treatment of spinal deformities and was an adjunct professor of the Department of Orthopedic Surgery at NYU Grossman School of Medicine. In addition, Dr. Errico is a member of the International Society for the Advancement of Spine Surgery and served as its president from 2010 to 2011. He is also an original member of the North American Spine Society and served as its president from 2003 to 2004. Dr. Errico has founded multiple companies in the healthcare industry, including Spinecore, Inc. in 2001, where he served as a director until it was sold to Stryker, Inc. in 2004. Dr. Errico was also a founding member of K2M Group Holdings, Inc. in January 2004. Dr. Errico holds a B.S. in zoology from Rutgers University and an M.D. from Rutgers Medical School, formerly the University of Medicine and Dentistry of New Jersey. The Board believes Dr. Errico is qualified to serve on the Board due to his long tenure as a practicing spine-surgeon and his leadership role with world-class medical institutions, as well as serving as a co-founder, director and investor in a number of successful early-stage healthcare companies.

Thomas M. Patton

Thomas M. Patton, 61, has served as a member of the Board since April 2020. He is a seasoned healthcare executive and board member with operational, strategic, financial, legal, compliance and transactional experience, from start-ups to growth companies, both public and private. He currently is an advisor to the private equity firm SV Health Investors, is the executive chairman of the board of directors of Spineology, Inc., a privately held, therapeutic devices corporation, and serves on the board of the Connecticut Port Authority and is co-chair of its audit committee. He also serves on the private company boards' of directors of each of Packing Compliance Labs, Robling Medical, LLC and Miach Orthopedics, Inc. He was the chief executive officer and member of the board of directors of Ximedica, LLC, a private medical products outsource design and development company from August 2020 to May 2021. From 2015 to 2021, he also served on the board of Misonix, Inc., a publicly traded ultrasonic surgical tools and wound care company, and chaired that company’s audit committee, from October 2015 to November 2021 and served as president and chief executive officer of CAS Medical Systems, a publicly traded developer and distributor of patient monitoring equipment, from 2010-2019. His prior experience includes roles as co-founder, president and chief executive officer of QDx, Inc., a developer of unique micro-fluidic diagnostic technology utilizing digital imaging techniques for hematologic analysis, as president and chief operating officer of Novametrix Medical Systems, Inc., and as chief executive officer of Wright Medical Technology, Inc. Mr. Patton has served on more than a dozen boards of directors for both public and private medical products and services companies. Mr. Patton holds a B.A. in economics from Holy Cross University and J.D. from Georgetown University Law Center. The Board believes that Mr. Patton’s business and financial experience, as well as his medical device industry expertise and ability to serve as an “audit committee financial expert,” qualify him to serve on the Board.

Class III Directors (Terms Expiring in 2027)

F. Peter Cuneo

F. Peter Cuneo, 80, has served as a member of the Board since April 2020 and been the Chairman of the Board since October 2021. He currently serves as a managing principal of Cuneo & Company LLC, a private investment and management company that he founded. He previously served as executive chairman of CIIG Capital Partners II, a special acquisition corporation listed on Nasdaq, from September 2022 until April 2023 following the completion of the business combination with Zapp Electric Vehicles, Inc. He was the chairman of Arrival Ltd., a global electric vehicle company, from September 2021 until February 2023. Mr. Cuneo’s past experience includes serving as chief executive officer of Marvel Entertainment Inc. and as vice chairmen until its sale to The Walt Disney Company in 2009 and served on the board of Iconix Brand Group from 2007 through 2021. Earlier in his career, he successfully led three turnarounds, first as president of Clairol’s Personal Care Division, as president of Black and Decker’s Security Hardware Group, and as chief executive officer of Remington Products. Previously, he also served as president of Bristol-Meyers Squibb Co.’s pharmaceutical group in Canada. Mr. Cuneo’s board experience includes serving as chairman of Valiant Entertainment from 2012 to 2018 following Cuneo & Company LLC’s investment in the company. He currently serves as chairman emeritus of the Alfred University Board of Trustees and served on the board of the National Archives Foundation in Washington, D.C. until 2023. Mr. Cuneo holds an M.B.A. from Harvard Business School, a B.S. from Alfred University and was a Lieutenant in the United States Navy, having served two deployments during the Vietnam War. The Board believes that Mr. Cuneo’s extensive business and financial background, including his significant consumer-focused expertise, qualify him to serve on the Board.

John P. Gandolfo

John P. Gandolfo, 64, has served as a member of the Board since April 2020. He brings to the Board more than 30 years of financial leadership at both public and private companies across multiple industry sectors, including in expense control and cash flow optimization having retired in 2024 as chief financial officer of Eyenovia, Inc., a publicly held, late clinical stage biopharmaceutical company focusing on the development of ophthalmic drugs. Prior to Eyenovia, he served as chief financial officer of Xtant Medical Holdings, Inc., a publicly held orthopedic and spine medical device company with multiple operations throughout the United States from 2010 to 2017. He has served on the board of Oragenics, Inc, a development-stage company dedicated to fighting infectious diseases including coronaviruses and multidrug-resistant organisms, since September 2023. His prior healthcare-related experience includes roles as chief financial officer of Progenitor Cell Therapy LLC, Power Medical Interventions and Bioject, Inc., among others. Mr. Gandolfo’s experience also includes serving on the audit committees of the boards of multiple medical technology companies including Odyssey Health, Inc., a medical device company which he has served as a director since 2019. Mr. Gandolfo holds a B.A. in business administration from Rutgers University. The Board believes that these experiences, and his ability to serve as a financial expert on our audit committee, qualify him to serve on the Board.

Demographic Background

The Board is committed to having diverse individuals from different backgrounds with varying perspectives, professional experience, education and skills serving as members of the Board. The Board believes that a diverse membership with a variety of perspectives and experiences is an important feature of a well-functioning board.

Executive Officers

Set forth below is the name, age as of March 12, 2025, and certain biographical information for our current executive officers other than our Chief Executive Officer, Daniel S. Goldberger, whose information is set forth above in “Class I Directors (Terms Expiring in 2025).”

Joshua S. Lev

Joshua S. Lev, 40, has served as our Chief Financial Officer since October 2024. Mr. Lev, has served as the Chief Strategy Officer of the Company since January 2022, previously having served as Vice President of Business Development, Strategy and Financial Planning since February 2020. Prior to joining the Company, Mr. Lev had over 15 years of experience in the financial services industry as an investment banker and investor focusing on emerging growth companies. From 2011 to February 2020, Mr. Lev served as Director of Business Development at Wellfleet Partners, Inc. focusing on capital raising, M&A, strategic transactions and institutional client relations. From March 2014 through February 2020, he was also a co-founder of Aracle Capital, LLC, an investment firm with a focus on early-stage and emerging-growth companies. Mr. Lev received an M.B.A. from the University of North Carolina’s Kenan-Flagler Business School and a B.S. in Business & Management from the Sy Syms School of Business at Yeshiva University.

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

Role of the Board In Risk Oversight

One of the key functions of the Board is informed oversight of our risk management process. The Board does not have a standing risk management committee but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and our audit committee is responsible for considering and discussing our major financial risk exposures and our risk assessment and risk management policies (including those related to data privacy, data security and cybersecurity). Our audit committee also periodically reviews the general process for the oversight of risk management by the Board.

The nominating and governance committee monitors compliance with legal and regulatory requirements and the effectiveness of tour corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our nominating and governance committee is responsible for overseeing key aspects of our general risk management efforts, including the allocation of risk management functions among the Board and its committees. Our compensation committee is responsible for assessing and monitoring whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Meetings of the Board Of Directors

The Board met seven times during 2024. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committee(s) on which he or she served that were held during the portion of 2024 for which he or she was a director or committee member.

Nasdaq rules require that the non-management directors of the board meet at regularly scheduled executive sessions, without management present, in order to empower the non-management directors to serve as a more effective check on management. During 2024, our non-management directors met in executive session, without management present, at the end of regularly scheduled board meetings or during scheduled executive session calls. Mr. Cuneo, our Board Chairman, presided over the executive sessions.

Nominating and Governance Committee

Our nominating and governance committee currently consists of three directors, Dr. Errico, Ms. Goldstein, and Ms. Wilber. Dr. Errico is the chairman of the nominating and governance committee.

In the opinion of the Board, the composition of our nominating and governance committee satisfies the applicable independence requirements under, and the functioning of our nominating and governance committee complies with, the applicable requirements of Nasdaq. The Board also believes that each member of our nominating and governance committee satisfies the applicable independence requirements of Nasdaq. We will continue to evaluate and will comply with all future requirements applicable to our nominating and governance committee. The nominating and governance committee’s responsibilities include:

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
The nominating and governance committee believes that candidates for director should have certain minimum qualifications, which are described in our Corporate Governance Guidelines. The nominating and governance committee also takes these minimum qualifications into account in identifying and evaluating director nominees, including nominees validly recommended by stockholders in accordance with applicable law and the provisions of our bylaws. In identifying director nominees, the nominating and governance committee strives for a diverse mix of backgrounds and expertise that enhances the ability of the directors collectively to understand the issues facing us and to fulfill the responsibilities of the Board and its committees. For example, during 2021 and early 2022, the Board and the Committee made a concerted effort to recruit diverse directors to the Board culminating in the appointment of Ms. Goldstein and Ms. Wilber in March 2022.

Compensation Committee

Our compensation committee reviews and determines the compensation of our executive officers. Our compensation committee currently consists of three directors, Dr. Errico, Mr. Gandolfo and Ms. Goldstein, each of whom is a non-employee member of the Board as defined in Rule 16b-3 under the Exchange Act. Mr. Gandolfo is the chairman of the compensation committee. The Board is of the opinion that the composition and functioning of our compensation committee satisfies the applicable independence and other applicable requirements of Nasdaq and SEC rules and regulations. We intend to continue to evaluate and comply with the requirements applicable to our compensation committee. The principal duties and responsibilities of our compensation committee include:

•	establishing, approving, and making recommendations to the Board regarding performance goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of those goals and objectives and recommending to the full Board for approval, the chief executive officer’s compensation, including incentive-based and equity-based compensation, based on that evaluation;
•	setting the compensation of our other executive officers, based in part on recommendations of the chief executive officer;
•	reviewing, approving, and making recommendations to the Board regarding employment agreements, severance arrangements and change of control agreements for the Chief Executive Officer and other executive officers, as appropriate;
•	exercising administrative authority under our stock plans and employee benefit plans;
•	establishing policies and making recommendations to the Board regarding director compensation;
•	review, approve and oversee the policies and procedures in connection with any compensation clawback policy;
•	reviewing compensation plans, programs and policies; and
•	handling other matters that are specifically delegated to the compensation committee by the Board from time to time.

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

The compensation committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. For executives other than the Chief Executive Officer, the compensation committee solicits and considers evaluations and recommendations submitted to the compensation committee by the Chief Executive Officer with respect to individual employee performance. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the compensation committee with input from other independent Board members, which recommends to the Board any adjustments to his compensation as well as awards to be granted as part of its deliberations, the compensation committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director share ownership information, stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of a compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant, or otherwise considered by the Committee, to be comparable to us. During the year ended December 31, 2024 and 2023, the compensation committee in its discretion did not engage a compensation consultant.

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

Information Regarding Committees of the Board of Directors

The Board has three committees: an audit committee, a compensation committee and a nominating and governance committee. The following table provides membership and meeting information for 2024 for each of the Board committees.

Name	Audit Committee		Compensation Committee		Nominating and Governance Committee
Thomas J. Errico, M.D.			X		X	*
John P. Gandolfo	X		X	*
Julie Goldstein			X		X
Thomas M. Patton	X	*
Charles S. Theofilos, M.D. (1)			X		X
Patricia Wilber	X				X
Number of meetings in 2024	6		5		5

*Committee Chair

(1)	Dr. Theofilos resigned from the Board on February 24, 2025.

Director Nominating Procedures

The Nominating and Governance Committee assists our Board in identifying director nominees consistent with criteria established by our Board. Although the Nominating and Governance Committee does not currently have a specific policy with regard to consideration of director candidates validly recommended by stockholders, the Board and the Nominating and Governance Committee believe that the Nominating and Governance Committee generally would provide valid recommendations for the same consideration as other candidates. Any recommendation submitted by a stockholder to the Nominating and Governance Committee should include information relating to each of the qualifications outlined below concerning the potential candidate along with the other information required by the rules of the SEC, our Bylaws for stockholder nominations, and the Corporate Governance Guidelines available on our website.

Generally, nominees for director are identified and suggested to the Nominating and Governance Committee by our current directors or management using their business networks and evaluation criteria they deem important, which may or may not include diversity. While we do not have a specific policy regarding diversity and have not established minimum experience or diversity qualifications for director candidates, when considering the nomination of directors, the Nominating and Governance Committee does generally consider the diversity of its directors and nominees in terms of knowledge, experience, background, skills, expertise and other demographic factors. We do not impose any term limits on our directors.

Effective as of November 13, 2024, the Board approved and adopted our second amended and restated bylaws, which amend certain of the provisions of Article III, Sections 5(B)(1), (B)(4), (B)(5), (F), and (G). Among other things, the amendments (i) address provisions of the universal proxy rules adopted by the SEC, by clarifying that to comply with such rules, stockholders who intend to solicit proxies in support of a director nominee other than the Board’s nominees must provide a notice to us that sets forth the information required by Rule 14a-19 under the Exchange Act, including with respect to applicable notice and solicitation requirements, and that we shall disregard any proxies or votes solicited for such stockholder’s nominee(s) by any such stockholder who fails to comply with Rule 14a-19; (ii) specify the process and disclosure requirements for a stockholder submitting notice of a director nomination with respect to, among other things, (x) the dates of first contact between the proposed director and the stockholder nominee; (y) known financial supporters of the proposed director; and (z) a form of questionnaire and form of nominee's representation and agreement that must be delivered to us and requiring that such items, completed by the nominee, be delivered to us along with such notice of a director nomination; and (iii) require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white.

The foregoing summary is qualified in its entirety by reference to the text of the second amended and restated bylaws filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2024, as filed with the SEC on November 13, 2024.

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

To our knowledge, based solely on a review of the copies of such reports furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

Item 11. Executive Compensation

Named Executive Officers Summary Compensation Table

The Company is currently subject to the scaled reporting rules of the SEC applicable to smaller reporting companies. The following section and notes describe, under such scaled reporting rules,  information for the fiscal years ended December 31, 2024 and 2023, concerning the compensation awarded to, earned by or paid to: (i) our principal executive officer during the fiscal year ended December 31, 2024, and (ii) the most highly compensated executive officer, other than the principal executive officer, during the fiscal year ended December 31, 2024 (collectively, the “NEOs”). Our only executive officers are our Chief Executive Officer (the “CEO”) and our Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)	Non-equity incentive plan compensation ($)	All Other Compensation ($)(4)	Total ($)
Daniel S. Goldberger	2024	631,071	473,250	486,000	-	-	28,264	1,618,585
Chief Executive Officer	2023	601,018	420,714	230,000	-	-	29,601	1,281,333
Joshua S. Lev	2024	408,165	170,000	98,720	-		26,937	703,822
Former Chief Strategy Officer Current Chief Financial Officer	2023	384,728	130,000	-	79,415		25,019	619,162
Brian Posner	2024	383,029	-	98,720	-	-	15,836	497,585
Chief Financial Officer	2023	415,000	166,000	-	79,415	-	18,876	679,291
  Bonuses in this column represent discretionary cash bonuses approved by the Board and/or compensation committee of the Board for 2024 or 2023, as applicable.
  Includes the value of stock options determined using the grant date fair value computed in accordance with FASB ASC 718. See Note 11 to the consolidated financial statements of the Company for the fiscal year ended December 31, 2024 in this Form 10-K for additional description of the assumptions used in the valuation. Amounts in this column do not reflect the actual economic value that may be realized by the applicable NEO.
  On April 17, 2023, Mr. Goldberger voluntarily relinquished the Option Awards granted to him on October 1, 2019, January 25, 2021, and January 17, 2022. On August 9, 2024, Mr. Lev voluntarily relinquished the Option Awards granted to him on February 3, 2020. On August 14, 2024, Mr. Posner voluntarily relinquished the Option Awards granted to him on March 11, 2019, June 12, 2020, and January 18, 2021.
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

Executive Compensation Philosophy

We review compensation annually for all employees, including our NEOs. Our compensation philosophy is centered around two key tenets: (1) building long-term value for our stockholders, and (2) driving employee engagement. To that end, our executive compensation program is grounded in the following principles:

•	Attraction Engagement:	Enable us to attract highly-talented people with exceptional leadership capabilities and engage high-caliber talent.
•	Competitiveness:	Provide total compensation opportunity levels that are competitive with those being offered to individuals holding comparable positions at other companies with which we compete for business and leadership talent.
•	Stockholder Alignment	Deliver majority of compensation through pay elements that are designed to create long-term value for our stockholders, as well as foster a culture of ownership.

The Decision-Making Process

In establishing NEO compensation (base salaries, bonuses and annual equity incentive awards), we consider the following:

•	the relative importance of each NEO’s role and responsibilities;
•	how the NEO has performed relative to these roles and responsibilities;
•	overall company performance; and
•	compensation for comparable positions in the market (as defined by a combination of identified industry comparables and industry/size-specific survey data). The compensation committee oversees the executive compensation program for our NEOs. The committee may work closely with an independent consultant and management to examine the effectiveness of our executive compensation program throughout the year and seeks to ensure that the executive compensation program supports our business goals and aligns with stockholder interests.

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
Annual Base Salary
For 2023, Mr. Goldberger received a base salary of $601,018 per annum, which was increased to $631,071 for 2024 and $669,000 for 2025.
For 2024, Mr. Lev received a base salary of $408,165. Effective as of October 4, 2024, Mr. Lev receives a base salary of $415,000 per annum.
For 2023, Mr. Posner received a base salary of $415,000 per annum, which was increased to $435,750 for 2024.
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
For 2024, annual bonuses were based on such factors as the Board and the compensation committee deemed appropriate, including peer group data considered appropriate by the compensation committee and a variety of individual and company priorities, objectives and achievements relating to 2024, as well as the individual NEOs’ performance as it related to their areas of responsibility.

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

On January 18, 2025, Mr. Goldberger received an incentive award of 40,000 restricted stock units. One-third of the underlying shares of common stock vest on each of the first, second, and third anniversaries of the date of grant, subject to Mr. Goldberger’s continued employment with us through the applicable vesting dates, and which restricted stock units are also subject to potential acceleration of vesting upon a double-trigger change in control as defined in our Executive Severance Policy

On January 18, 2021, Mr. Posner received an incentive award of 16,666 options to purchase shares of common stock, at an exercise price of $26.55 per share. One-fourth of the options vest on each of the first four anniversaries of the grant date, subject to Mr. Posner’s continued employment with us through the applicable vesting dates, and which options are also subject to potential acceleration of vesting upon a double-trigger change in control as defined in our Executive Severance Policy.

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

On August 14, 2024, Mr. Posner voluntarily relinquished the Option Awards granted to him on March 11, 2019, June 12, 2020, and January 18, 2021.

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

On January 12, 2024, Mr. Lev received an incentive award of 16,000 restricted stock units. One-third of the underlying shares of common stock vest on each of the first, second, and third anniversaries of the date of grant, subject to Mr. Lev’s continued employment with us through the applicable vesting dates, and which restricted stock units are also subject to potential acceleration of vesting upon a double-trigger change in control as defined in our Executive Severance Policy.

On August 9, 2024, Mr. Lev voluntarily relinquished the Option Awards granted to him on February 3, 2020.

On January 15, 2025, Mr. Lev received an incentive award of 10,000 restricted stock units. One-third of the underlying shares of common stock vest on each of the first, second, and third anniversaries of the date of grant, subject to Mr. Lev’s continued employment with us through the applicable vesting dates, and which restricted stock units are also subject to potential acceleration of vesting upon a double-trigger change in control as defined in our Executive Severance Policy.

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

Daniel S. Goldberger

Pursuant to his employment offer letter (the “Goldberger Agreement”), Mr. Goldberger was paid an annual base salary of $631,071 for 2024, which was increased to $669,000 for 2025. In addition, Mr. Goldberger is entitled to receive, subject to employment by us on the applicable date of bonus payout, an annual target discretionary bonus, payable at the discretion of the Board. In January 2025, on the recommendation of the compensation committee, Mr. Goldberger’s target discretionary bonus opportunity for 2024 was adjusted to be up to 70% target of his base salary with an additional 5% increase  to be based upon the corporation achieving cash flow breakeven in the second half of 2025. Pursuant to the Goldberger Agreement, Mr. Goldberger is also eligible to receive healthcare benefits as may be provided from time to time by us to our employees generally, to participate in our 401(k) plan and to receive paid time off annually in accordance with our policies in effect from time to time.

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

On October 4, 2024, Mr. Posner entered into an agreement with the Company pursuant to which Mr. Posner will provide financial and accounting consulting services to the Company on an hourly basis for 12 months after the effective date of his retirement, subject to potential extension upon mutual agreement.

Joshua S. Lev

Pursuant to his amended employment offer letter (the “Lev Agreement”), effective October 4, 2024, Mr. Lev will be paid an annual base salary of $ $415,000. In addition, Mr. Lev is entitled to receive, subject to employment on the applicable date of bonus payout, an annual target discretionary bonus of up to 40% of his annual base salary, payable at the discretion of the Board or the compensation committee. Pursuant to the Lev Agreement, Mr. Lev is also eligible to receive healthcare benefits as may be provided from time to time by us to our employees generally, to participate in our 401(k) plan and to receive paid time off annually in accordance with our policies in effect from time to time

Outstanding Equity Awards at the End of 2024

The following table provides information about outstanding options, units and stock awards issued by us that were held by each of our NEOs as of December 31, 2024. None of our NEOs held any other equity awards from the Company as of December 31, 2024.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Award Grant Date	Option Expiration Date	Award Grant Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Daniel S. Goldberger	-	-	-	-	-	8/4/2023	33,333	$540,328
	-	-	-	-	-	1/16/2024	75,000	1,215,750
	-	-	-	-	-	-	-	-
Brian M. Posner(2)	4,444	2,222	11.55	1/14/2022	1/14/2032
	6,667	13,333	4.5	7/31/2023	7/30/2023
						1/12/2024	16,000	259,360

Joshua S. Lev(2)	4,444	2,222	11.55	1/14/2022	1/14/2032	-	-	-
	-	13,333	4.5	7/31/2023	7/30/2033	-	-	-
	-	-				2/29/2021	333	5,398
	-	-				1/12/2024	16,000	259,360

(1) Value in this column is based on the closing price of our common stock on Nasdaq on the last business day of fiscal 2024 ($16.21).

(2) Mr. Posner resigned as Chief Financial Officer of the Company, effective October 4, 2024. Effective October 4, 2024, Mr. Lev replaced Mr. Posner as the Company's Chief Financial Officer.

Equity Compensation Policy

While we do not have a formal written policy in place with regard to the timing of certain equity awards in relation to the disclosure of material nonpublic information, our Board and the Compensation Committee do not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. It has been our practice generally to grant initial equity awards to our officers and non-employee directors in connection with their hiring or appointment to the Board, as applicable. We generally intend to issue equity awards to our officers at approximately the same time each year, typically in close proximity to the first regularly scheduled meeting of our Compensation Committee each fiscal year. In addition, non-employee directors receive automatic grants of initial and annual equity awards, at the time of a director’s initial appointment or election to the Board and at the time of each annual meeting of our stockholders, respectively, pursuant to our Non-Employee Director Compensation Policy, as further described under “Item 11. Executive Compensation – Director Compensation.” Option grants generally are effective on the date the award determination is made by the Compensation Committee or the Board, as the case may be, and the exercise price of options is typically based upon the Fair Market Value of our common stock as defined in our 2018 Omnibus Equity Incentive Plan (the “2018 Plan”).

For additional information, see our Non-Employee Director Compensation Policy, which is included as an exhibit to our Registration Statement on Form S-1, filed with the SEC on August 23, 2023. See also the 2018 Plan, which is included as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the SEC on May 3, 2023.

During the fiscal year ended December 31, 2024, we did not award any equity awards to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report.

Potential Payments upon Termination or Change in Control

Under our Executive Severance Policy, if we terminate an eligible member of our senior management team without “cause” or if the executive resigns for “good reason” (as those terms are defined below), we will provide the following severance benefits: (i) severance payment in an amount equal to six months of base salary (or one year of base salary and target bonus in the case of our Chief Executive Officer)payable in equal installments over the six-month or one-year period, as applicable, (ii) the accrued but unpaid annual incentive bonus, if any, for the year ended prior to the executive’s termination of employment payable at the same time such annual bonuses for such year to other members of the senior management team, (iii) an annual incentive bonus, if any, for the year in which the executive’s termination of employment occurred based on actual performance and pro-rated for the period of employment during such year through the executive’s termination of employment; provided that no such pro-rated bonus shall be payable unless the period of employment during such year exceeds six months and which will be payable at the same time annual incentive bonuses for such year are paid to other members of the senior management team, and (iv) reimbursement of COBRA premiums for group health continuation coverage paid by the terminated executive for the duration of the “severance period” (as defined below). If the termination without cause or resignation for good reason occurs within two years after a “change in control” we will provide the following severance benefits in lieu of the benefits provided in the previous sentence: (i) a lump sum severance payment in an amount equal to one year of base salary (or one and one-half (1.5) years of the sum of base salary and target bonus in the case of our Chief Executive Officer), and (ii) reimbursement of COBRA premiums for group health continuation coverage paid by the terminated executive for the duration of the severance period, and (iii) acceleration of vesting for all outstanding equity compensation and an extension of the period of time to exercise outstanding stock options and stock appreciation rights until the earlier of 150 days following the executive’s termination of employment or the original expiration date for such options or stock appreciation rights.

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

In connection with the appointment of Mr. Lev as Chief Financial Officer effective October 2024, we agreed to increase (i) the severance period for Mr. Lev under the Executive Severance Policy from six months to 12 months, and (ii) the Severance Multiple (as defined in the Executive Severance Policy) payable to Mr. Lev from 0.5 to 1.0.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information regarding our equity compensation plans as of December 31, 2024.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,007,241	$31.39	44,976
Equity compensation plans not approved by security holders	-	-	-
Total	1,007,241	$31.39	44,976

In accordance with the terms of the 2018 Plan, effective January 1, 2025, the Board increased the number of shares available for issuance under the 2018 Plan by 430,523 shares of common stock, which was an amount equal to approximately 4% of the shares of common stock outstanding on a fully diluted basis as of December 31, 2024.

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

Summary Compensation Table

The following table shows certain information with respect to the compensation of all our non-employee directors for the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(3)	Option Awards ($)(3)(4)	All Other Compensation ($)	Total ($)
F. Peter Cuneo	80,615	-	320,826	-	401,441
Thomas J. Errico, M.D.	67,500	102,400	-	-	169,900
John P. Gandolfo	75,000	102,400	-	-	177,400
Julie A. Goldstein	62,500	-	100,050	-	162,550
Thomas M. Patton	70,326	102,400	-	-	172,726
Charles S. Theofilos, M.D.(2)	62,708	252,904	-	-	315,612
Patricia Wilber	65,095	102,400	-	-	167,495
(1)	Represents the grant date fair value of annual equity awards, granted on September 3, 2024, of 16,583 shares to John P. Gandolfo, Thomas M. Patton, Charles S. Theofilos, M.D., and Patricia Wilber. The awards were granted as either restricted stock units (“RSUs”) or deferred stock units (“DSUs”). Amounts in this column do not reflect the actual economic value that may be realized by the applicable non-employee director.
(2)	Dr. Theofilos joined the Board on December 8, 2023, and received an initial equity award of 25,210 shares under the Director Compensation Policy on January 1, 2024. The awards were granted as DSUs. Amounts in this column do not reflect the actual economic value that may be realized by the applicable non-employee director. Dr. Theofilos resigned from the Board on February 24, 2025.
(3)	Annual equity awards vest in 12 equal monthly installments from the grant date, provided that such grants shall become fully vested on (i) the one-year anniversary of the grant date and (ii) the close of business one business day prior to our next annual stockholder meeting following the grant date, whichever is earlier, subject to the grantee’s continued service to us on the applicable vesting date and earlier vesting upon a change of control of our Company.
(4)	Represents grant date fair value of annual equity awards granted on September 3, 2024 of 27,783 and 19,845 options with an exercise price of $6.03 per share to F. Peter Cuneo and Julie A. Goldstein, respectively. Mr. Cuneo signed a consulting agreement with the Company dated July 11, 2024, whereby he received 50,000 options with an exercise price of $6.43. The grant date fair value was computed in accordance with FASB ASC 718. See Note 11 to the consolidated financial statements in this Annual Report for a description of the assumptions used in valuing these options. Amounts in this column do not reflect the actual economic value that may be realized by the applicable nonemployee director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our shares of common stock as of March 6, 2025 for:

  each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of its shares of common stock;
  each of our named executive officers;
  each of our directors; and
  all of our current executive officers and directors as a group.

The percentage ownership information is based upon 7,193,092 of common stock outstanding as of March 6, 2025. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options, restricted and deferred stock units, restricted stock awards or warrants that were outstanding on March 6, 2025, and which are exercisable on or before May 5, 2025, which is 60 days after March 6, 2025. These shares are deemed to be outstanding and beneficially owned by the person holding those options, restricted and deferred stock units, restricted stock awards or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Except as otherwise noted below, the address for persons listed in the table is c/o electroCore, Inc., 200 Forge Way, Suite 205, Rockaway, NJ 07866.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Principal Stockholders:
AMW Investment Company ,Inc.(1)	1,785,207	21.2%
Charles S. Theofilos, M.D.(2)	2,132,843	24.4%
Named Executive Officers and Directors:
F. Peter Cuneo(3)	124.461	1.7%
Thomas J. Errico, M.D.(4)	314,772	4.3%
John P. Gandolfo(5)	57,614	*
Daniel S. Goldberger(6)	185,979	2.6%
Julie A. Goldstein(7)	137,204	1.9%
Thomas M. Patton(8)	83,472	1.2%
Joshua S. Lev(9)	18,999	*
Brian M. Posner(10)	13,333	*
Patricia Wilber(11)	48,768	*
Directors and named executive officers as a group (9 persons)	984,602	12.8%

*Denotes less than one percent.

117

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

2.	Based on a Schedule 13D/A filed with the SEC on June 7, 2024, as supplemented by the Company’s records. Represents 418,713 shares of common stock beneficially owned by Dr. Theofilos. Includes (i) 326,437 shares of common stock held by Dr. Theofilos directly pursuant to a self-directed IRA; (ii) 6,303 shares of common stock that have been issued to Dr. Theofilos upon the vesting of deferred stock units; and (iii) 85,973 shares of common stock held in a joint account by Dr. Theofilos and Kathryn Theofilos, his spouse. Based solely on a Schedule 13D/A filed with the SEC on June 7, 2024, 317,302 shares of common stock are beneficially owned by Kathryn Theofilos, Dr. Theofilos’ spouse. Includes (i) 8,556 shares of common stock held by Mrs. Theofilos directly; (ii) 85,973 shares of common stock held in a joint account by Mrs. Theofilos and Dr. Theofilos; (iii) 153,168 shares of common stock held by Happy Holstein, LLLP, of which Happy Holstein Management, LLC is the general partner, of which Mrs. Theofilos is the manager; (iv) 790 shares of common stock held by MCKT, LLC, of which Mrs. Theofilos is the manager; (v) 6,142 shares of common stock held by Dr. and Mrs. Theofilos’s adult children, over which Mrs. Theofilos shares voting and dispositive power; and (vi) 62,673 shares of common stock for which warrants held by Happy Holstein Management, LLC are exercisable within the next 60 days. Based solely on a Schedule 13D/A filed with the SEC on June 7, 2024, 215,841 shares of common stock are beneficially owned by Happy Holstein Management, LLC. Includes (i) 153,168 shares of common stock held by Happy Holstein, LLLP, of which Happy Holstein Management, LLC is the general partner; and (ii) 62,673 shares of common stock for which warrants held by Happy Holstein Management, LLC are exercisable within the next 60 days. The address for Dr. Theofilos is 300 Village Square Crossing, Suite 102, Palm Beach Gardens, FL 33410.
3.	Represents 5,665 shares of common stock, 113,132 options, 2,832 warrants to purchase shares of common stock, 113,132 options to purchase common stock and 2,832 restricted stock units.
4.	Represents 215,267 shares of common stock held directly by Dr. Errico; 1,296 shares of common stock held directly by a trust for the benefit of Dr. Errico’s family members; and 42,463 options to purchase shares of common stock, 13,691 deferred stock units, and 42,055 warrants to purchase shares of common stock held directly by Dr. Errico.

5.	Represents 2,266 shares of common stock and 55,348 deferred stock units.
6.	Represents 141,232 shares of common stock and 44,747 warrants to purchase shares of common stock.
7.	Represents 72,376 shares of common stock, 34,258 options to purchase common stock, 9,723 deferred stock units and 20,847 warrants to purchase shares of common stock.
8.	Represents 31,717 shares of common stock, 42,381 deferred stock units, and 9,374 warrants to purchase common stock.
9.	Represents 13,333 options to purchase shares of common stock, and 5,666 restricted stock units.
10.	Represents 13,333 options to purchase shares of common stock.
11.	Represents 35,342 shares of common stock and 13,426 restricted stock units.

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

Insider Trading Policy and Employee, Officer and Director Hedging

We have adopted a written insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. The insider trading policy prohibits subject individuals from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of our securities.

A copy of our insider trading policy (including our guidelines regarding 10b5-1 trading plans) is filed as Exhibit 19.1 to this Annual Report.

Certain Related Party Transactions

Except for the transactions described in this section, there have been no transactions since January 1, 2024 involving an amount in excess of $120,000 to which we have been a participant and in which any of its directors, executive officers or holders of more than 5% of its share capital, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation.”

On May 22, 2023, Joseph P. Errico, a former director who resigned from the Board on such date, entered into an amendment to his Consulting Agreement with us (the “Consulting Agreement”), pursuant to which Mr. Errico will serve as Science and Strategic Advisor to us providing certain consulting and advisory services to our CEO for a three-year term. In consideration for such services, Mr. Errico receives $10,000 per calendar month for up to 20 hours per a month plus hourly or per diem fees for any additional services. The Consulting Agreement contains additional customary provisions, and sets forth a framework pursuant to which Mr. Errico may attend regularly scheduled meetings of the Board in a non-voting, observer capacity through May 22, 2024. In 2024 Mr. Errico received $97,315 under his consulting agreement.

In 2023, an executive of the Company co-founded the Vagus Nerve Society, a society dedicated to the ongoing education and training of scientists and clinicians and the power of the vagus nerve and its application in a broad spectrum of health-related conditions. During 2024, the Company agreed to provide an unrestricted educational grant of $120,000 to the Vagus Nerve Society. We provided the Vagus Nerve Society $82,500 of educational and directed research grants during 2024.

On June 5, 2024, in a private placement to several of our directors, we sold (i) 438,191 registered shares of common stock, (ii) pre-funded warrants to purchase up to 770,119 shares of common stock and (iii) warrants to purchase up to 604,150 shares of common stock. Each share of common stock (or pre-funded warrant) in the private placement was sold together with one-half of one warrant at a combined effective offering price of $6.4925 (minus $0.001 per pre-funded warrant). The warrants became immediately exercisable as of June 5, 2024 at a price of $6.43 per share and  expire five years from the date of issuance. The pre-funded warrants became immediately exercisable as of June 5, 2024 at a price of $0.001 per share.  We also agreed to indemnify the purchasers against certain liabilities, including liabilities under the Securities Act of 1933 and liabilities arising from breaches of representations and warranties contained in the purchase agreements.

The purchasers listed below participated in the private placement, and may be considered related persons of our company. The purchase agreement contained customary representations, warranties and covenants including certain registration rights pursuant to which we filed a registration statement on Form S-1 (File No: 333-274199) with the SEC on July 10, 2024. The table below summarizes the issuances of common stock, pre-funded warrants and warrants to the related parties.

Purchaser	Investment Amount	Common Stock Purchased	Pre-Funded Warrants Purchased	Warrants Purchased
Happy Holstein Management, LLC (1)	$5,00,000	—	770,119	385,059
Daniel S. Goldberger	$250,000	38,505	—	19,252
Thomas J. Errico	$250,000	38,505	—	19,252
Joseph P. Errico	$250,000	38,505	—	19,252
Trevor Moody	$100,000	15,402	—	7,701
Julie A. Goldstein	$50,000	7,701	—	3,850
Thomas M. Patton	$50,000	7,701	—	3,850
Patricia Wilber	$45,000	6,931	—	3,465

(1) Kathryn Theofilos, the spouse of Charles S. Theofilos, a member of our Board from December 8, 2023 to February 24, 2025, is the manager of Happy Holstein Management, LLC.

On July 11, 2024, the Company and a member of our Board entered into a consulting agreement pursuant to which the board member is expected to begin providing consulting and advisory services to the Company’s Chief Executive Officer for a one-year term as of the completion of his service on the Board, effective as of immediately prior to the Company’s 2025 annual meeting of stockholders. The director will be paid an hourly or per diem fee for such services rendered, if any, and was granted a stock option to purchase 50,000 shares of common stock of the Company at an exercise price of $6.43 per share, which shall vest and be exercisable in 12 equal monthly installments, subject to full vesting, if earlier, immediately prior to the Company’s 2025 annual meeting of stockholders or a change of control, in each case so long as the director remains in continuous service to the Company through such date. See also “Item 11. Executive Compensation - Director Compensation - Summary Compensation Table.”

On October 4, 2024, the Company and a former executive entered into a consulting agreement pursuant to which the former executive will provide financial and accounting consulting services to the Company on an hourly basis for 12 months after the effective date of his retirement, subject to potential extension upon mutual agreement. See also “Item 11. Executive Compensation – Employment Agreements - Brian M. Posner.”

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

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2024 and December 31, 2023 by Marcum LLP, our principal accountants for these each of these two fiscal years.

	Year Ended December 31,
	2024	2023
Audit Fees	$346,858	332,040
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$346,858	332,040

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

3.2	Second Amended and Restated Bylaws of electroCore, Inc. incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with Commission on November 13, 2024.

3.3	Certificate of Designation of the Series A Preferred Stock of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 27, 2022.

3.4	Certificate of Elimination of the Series A Preferred Stock of the Company, dated March 3, 2023, incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the Commission on March 8, 2023.

3.5	Certificate of Amendment to the Certificate of Incorporation, filed February 13, 2023, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 14, 2023.

4.1*	Description of Securities

4.2	Form of Pre-Funded Warrant, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on July 31, 2023.

4.3	Form of Common Warrant, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on July 31, 2023.

4.4	Form of Pre-Funded Warrant (Private), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 3, 2024.

4.5	Form of Pre-Funded Warrant (Registered Direct), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 3, 2024.

4.6	Form of Common Warrant, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 3, 2024.

10.1†

electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 as filed with the Commission on May 3, 2023.

10.2†	Form of Employee Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the Commission on March 8, 2023.

10.3†	Form of Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the Commission on March 8, 2023.

10.4†

Form of Employee Restricted Stock Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

123

10.5†

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

10.8†

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

10.11†	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.12†	electroCore, Inc. Executive Severance Policy, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, as filed with the Commission on May 8, 2024.

10.13†	electroCore, Inc. Non-Employee Director Compensation Policy, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-274199, as filed with the Commission on August 24, 2023.

10.14	Form of Series A Warrant, incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018. .

10.15†	Employment Offer Letter, dated as of September 26, 2019, between electroCore, Inc. and Daniel Goldberger, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on October 2, 2019.

10.16†	Brian Posner Employment Agreement, dated as of January 30, 2019, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on March 12, 2019.

10.17†	Amendment to Brian Posner Employment Agreement, dated as of August 8, 2019, incorporated by reference to the Company's Quarterly Report on Form 10-Q, as filed with the Commission on August 14, 2019.

10.18	Securities Purchase Agreement, dated as of July 31, 2023 (Registered Direct), incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on July 31, 2023.

10.19	Securities Purchase Agreement, dated as of July 31, 2023 (Private), incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on July 31, 2023.

10.20†	Consulting Agreement by and between electroCore, Inc and Brian M. Posner, dated October 4, 2024, incorporated by reference to the Company's Quarterly Report on Form 10-Q, as filed with the Commission on November 13, 2024.

10.21†	Offer Letter by and between the Company and Joshua Lev, dated as of January 29, 2020, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on September 6, 2024.

10.22†	Amendment to the Offer Letter by and between the Company and Joshua Lev, dated as of September 3, 2024, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on September 6, 2024.

10.23	Form of Securities Purchase Agreement, dated as of June 3, 2024 (Registered Direct), incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on June 3, 2024.

10.24	Form of Securities Purchase Agreement, dated as of May 31, 2024 (Private), incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on June 3, 2024.

10.25	At The Market Offering Agreement, dated as of November 29, 2024, between H.C. Wainwright & Co., LLC and electroCore, Inc., incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on November 29, 2024.

10.26	Agreement and Plan of Merger dated December 17, 2024, by and among electroCore, Inc., Nexus Merger Sub Inc. and NeuroMetrix, Inc., incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on December 17, 2024.

10.27	Voting and Support Agreement, dated December 17, 2024, by and among electroCore, Inc., and the stockholders of NeuroMetrix, Inc. named therein, incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on December 17, 2024.

10.28	Consulting Agreement by and between electroCore, Inc. and F. Peter Cuneo, dated July 11, 2024, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on July 17, 2024.

19.1*	electroCore, Inc. Insider Trading Policy.

21.1*	List of subsidiaries of electroCore, Inc.

23.1*	Consent of Marcum LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Commission on March 13, 2024.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of electroCore, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

†	Indicates management agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

electroCore, Inc.

Date: March 12, 2025	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer and Director (Principal Executive Officer)
Date: March 12, 2025	By:	/s/ JOSHUA S. LEV
Joshua S. Lev
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ F. Peter Cuneo	Chairman of the Board	March 12, 2025
F. Peter Cuneo

/s/ Daniel S. Goldberger	Director	March 12, 2025
Daniel S. Goldberger

/s/ Thomas J. Errico, M.D.	Director	March 12, 2025
Thomas J. Errico, M.D.

/s/ John P. Gandolfo	Director	March 12, 2025
John P. Gandolfo

/s/ Julie A. Goldstein	Director	March 12, 2025
Julie A. Goldstein

/s/ Thomas M. Patton	Director	March 12, 2025
Thomas Patton

/s/ Patricia Wilber	Director	March 12, 2025
Patricia Wilber

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of electroCore, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of electroCore, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
March 12, 2025

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,450	$10,331
Restricted cash	250	250
Marketable securities	8,519	—
Accounts receivable, net	1,367	717
Inventories	1,676	2,160
Prepaid expenses and other current assets	1,038	836
Total current assets	16,300	14,294

Inventories, noncurrent	—	607
Property and equipment, net	158	204
Operating lease right of use assets, net	3,739	502
Other assets, net	274	495
Total assets	$20,471	$16,102
Liabilities and Equity
Current liabilities:
Accounts payable	$1,827	$2,163
Accrued expenses and other current liabilities	6,964	5,871
Current portion of operating lease liabilities	361	89
Total current liabilities	9,152	8,123
Noncurrent liabilities:
Operating lease liabilities, noncurrent	3,775	537
Total liabilities	12,927	8,660
Commitments and contingencies (see Note 15)	—	—
Mezzanine equity:
Preferred Stock, par value $0.001 per share; 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Stockholders' equity:
Common Stock, par value $0.001 per share; 500,000,000 shares authorized as of December 31, 2024 and 2023; 6,650,854 shares issued and outstanding at December 31, 2024, and 6,002,628 shares issued and outstanding at December 31, 2023	7	6
Additional paid-in capital	184,513	172,704
Accumulated deficit	(177,090)	(165,204)
Accumulated other comprehensive loss	114	(64)
Total equity	7,544	7,442
Total liabilities and equity	$20,471	$16,102

See accompanying notes to the consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2024	2023
Net sales	$25,182	$16,030
Cost of goods sold	3,785	2,804
Gross profit	21,397	13,226
Operating expenses:
Research and development	2,360	5,321
Selling, general and administrative	31,199	27,174
Total operating expenses	33,559	32,495
Loss from operations	(12,162)	(19,269)
Other (income) expense:
Interest and other income	(572)	(433)
Other expense	389	184
Total other income	(183)	(249)
Loss before income taxes	(11,979)	(19,020)
Benefit from income taxes	93	186
Net loss	$(11,886)	$(18,834)
Net loss per share of common stock - Basic and Diluted	$(1.59)	$(3.42)
Weighted average common shares outstanding - Basic and Diluted (see Note 11)	7,483	5,515

See accompanying notes to the consolidated financial statements.

F-4

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2024	2023
Net loss	$(11,886)	$(18,834)
Other comprehensive income (loss):
Foreign currency translation adjustment	178	5
Other comprehensive income (loss)	178	5
Comprehensive loss available to common shareholders	$(11,708)	$(18,829)

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Statements of Equity
(in thousands)

	Mezzanine Equity		Stockholders' Equity
					Additional		Accumulated other
	Preferred Stock		Common Stock		paid-in	Accumulated	comprehensive	Total
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balances as of January 1, 2023	71	—	4,745	5	163,520	(146,370)	(69)	17,086
Net loss	—	—	—	—	—	(18,834)	—	(18,834)
Other comprehensive income	—	—	—	—	—	—	5	5
Sale of common stock and warrants	—	—	1,233	1	8,143	—	—	8,144
Financing fees	—	—	—	—	(657)	—	—	(657)
Issuance of common stock in connection with employee stock plans, net of forfeitures	—	—	25	—	—	—	—	—
Preferred stock redemption	(71)	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	1,698	—	—	1,698
Balances as of January 1, 2024	—	—	6,003	6	172,704	(165,204)	(64)	7,442
Net loss	—	—	—	—	—	(11,886)	—	(11,886)
Other comprehensive income	—	—	—	—	—	—	178	178
Sale of common stock and warrants	—	—	438	—	9,306	—	—	9,306
Financing fees	—	—	—	—	(232)	—	—	(232)
Proceeds from the exercise of warrants	—	—	144	—	866	—	—	866
Issuance of common stock in connection with employee stock plans, net of forfeitures	—	—	66	1	(1)	—	—	—
Share based compensation	—	—	—	—	1,870	—	—	1,870
Balances as of December 31, 2024	—	—	6,651	$7	$184,513	$(177,090)	$114	$7,544

See accompanying notes to the consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,886)	$(18,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,870	1,698
Depreciation and amortization	760	962
Amortization of right of use assets	498	63
Inventory reserve charge	—	682
Increase (decrease) in provision for credit losses	51	(54)
Changes in operating assets and liabilities:
Accounts receivable	(710)	(262)
Inventories	713	96
Prepaid expenses and other assets	102	(8)
Accounts payable	1,048	35
Accrued expense and other current liabilities	831	1,027
Operating lease liabilities	(225)	(73)
Net cash used in operating activities	(6,948)	(14,668)
Cash flows from investing activities:
Purchase of property and equipment	—	(206)
Purchase of marketable securities	(8,519)	—
Net cash used in investing activities	(8,519)	(206)
Cash flows from financing activities:
Sale of common stock and warrants	8,300	8,144
Financing fees	(232)	(657)
Proceeds from exercise of warrants	371	—
Net cash provided by financing activities	8,439	7,487
Effect of changes in exchange rates on cash and cash equivalents	147	6
Net decrease in cash and cash equivalents	(6,881)	(7,381)
Cash and cash equivalents, and restricted cash – beginning of year	10,581	17,962
Cash and cash equivalents, and restricted cash – end of year	$3,700	$10,581

Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$122	$211
Interest paid	$13	$13
Supplemental schedule of noncash activity:
Insurance premium financing	$359	$361
Accounts payable settled through common stock and warrants	$1,006	$—
Accounts payable settled through the exercise of warrants	$495	$—
Right-of-use asset and operating lease liability	$3,316	$—

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC. ANd SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. The Company

electroCore, Inc. and its subsidiaries (“electroCore” or the “Company”) is a bioelectronic medicine and wellness company dedicated to improving health through its non-invasive vagus nerve stimulation (“nVNS”) technology platform and related product offerings. The Company’s focus is the commercialization of medical devices for the management and treatment of certain medical conditions and consumer product offerings utilizing nVNS to promote general wellness and human performance in the United States and select overseas markets.

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

(c) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue, licensed products and loss contingencies.

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

Trade credits are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience. Damaged or defective products are replaced at no charge under the Company’s standard warranty. A cash refund is allowed under specific circumstances for undamaged and non-defective returned products. For the years ended December 31, 2024 and 2023, trade credits and discounts were immaterial.

(e) Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the balance reflected on the Consolidated Statement of Cash Flow at December 31, 2024:

(in thousands)	December 31, 2024
Cash and cash equivalents	$3,450
Restricted cash	250
Total cash, cash equivalents and restricted cash	$3,700

As of December 31, 2024, cash equivalents represented funds held in an interest-bearing demand deposit account, U.S. treasury bills, and a money market account.

The Company's restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its corporate credit card arrangement with Citibank, N.A.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(f) Concentration of Credit Risk

Cash equivalents are financial instruments that potentially subject the Company to concentration of credit risk. As of December 31, 2024, the Company's cash equivalent securities were largely comprised of treasury funds. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. As of December 31, 2024, 89% of the Company’s cash and cash equivalents were denominated in U.S. dollars. The balance of the Company's cash is denominated in British pound sterling and is subject to foreign exchange risk. The Company’s cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution in the United States, and up to £85,000 by the Financial Services Compensation Scheme (“FSCS”) per financial institution in the United Kingdom. The Company's cash equivalent securities are insured by the Securities Investor Protection Corp. ("SIPC') up to $500,000 per account, with a limit of $250,000 in cash.

(g) Marketable Securities

Marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other than temporary. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in interest and other income net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in Interest and other income. As of December 31, 2024, marketable securities amounted to $8.5 million and consist of U.S. treasury bills. Unrealized gains or losses during 2024 were not material. The Company held no marketable securities at December 31, 2023.

(h) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. Management considers an account receivable to be past due when it is not settled under its stated terms. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2024 and 2023, the Company's allowance for credit losses was immaterial. The Company does not have any off balance sheet credit exposure related to its customers.

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

(l) Licensed Products

The Company licenses a portion of its devices through its cash pay channels. The cost of these licensed devices is capitalized and included in Other Assets in the accompanying Consolidated Balance Sheets at December 31, 2024 and December 31, 2023, and is being recognized as cost of goods sold on the straight-line method over the estimated 12-36 month useful life of the devices. If certain licensed devices are returned and no longer meet quality specifications or the carrying amount of certain licensed devices are no longer deemed to be recoverable, the Company records a charge to cost of goods sold to write down such licensed devices to zero. The net book value of these licensed devices at December 31, 2024 and December 31, 2023 was $220,000 and $494,000, respectively. Changes in the value of these licensed devices in Other Assets is captured on the Statement of Cash Flows with inventories.

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

(r) Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment: Medical Devices.

(s) Recently Accounting Standards Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures which will require companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"). The pronouncement is effective for annual filings for the year ended December 31, 2024. The Company's adoption of this standard did not have a material impact on its results of operations, financial position or cash flows. See Note 14. Segment Reporting.

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

On November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The amendments in this pronouncement will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on its consolidated financial statements and related disclosures.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Note 3. Liquidity and Certain Risks

The Company has experienced significant net losses, and it expects to continue to incur net losses for the near future as it works to increase market acceptance of its gammaCore therapy and general wellness and human performance products. The Company has never been profitable and has incurred net losses and negative cash used in operations each year since its inception. The Company incurred net losses of $11.9 million and $18.8 million and used cash in its operations of $6.9 million and $14.7 million for the years ended December 31, 2024 and 2023, respectively.

The Company has historically funded its operations from the sale of its securities. During the years ended December 31, 2024, the Company received net proceeds of approximately $9.0 million from such sales and as of December 31, 2024, the Company’s cash, cash equivalents and marketable securities totaled $12.2 million (“Cash Position”).

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

Concentration of Revenue Risks

The Company earns a significant amount of its revenue in the United States from the VA channel pursuant to its qualifying contract under the Federal Supply Schedule, or FSS, and open market sales to individual VA facilities. For the years ended December 31, 2024 and 2023, the VA accounted for 70.6% and 60.1% of net sales, respectively.

For the year ended December 31, 2024, Lovell and North Las Vegas VAMC each accounted for more than 10% of our VA net sales. During the year ended December 31, 2024, sales associated with one facility accounted for more than 10% of the total VA net sales and two facilities each accounted for more than 10% of the total VA net sales in the year ended December 31, 2023. Sales through our TAC-STIM revenue channel accounted for 10.9% of our net sales in the year ended December 31, 2023.

Foreign Currency Exchange

The Company has foreign currency exchange risks related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in the functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Note 4. Revenue

The following tables represent product net sales disaggregated by Channel and Geographic Market (in thousands):

	Years ended December 31,
Channel:	2024	2023
Rx gammaCore - VA	$17,788	$9,636
Rx gammaCore - U.S. Commercial	1,536	1,797
Outside the United States	1,850	1,821
Truvaga	2,811	1,027
TAC-STIM	1,197	1,749
Total Net Sales	$25,182	$16,030

Geographical Market:

	Years ended December 31,
(in thousands)	2024	2023
Product revenue
United States	$23,332	$14,209
United Kingdom	1,666	1,571
Other	119	148
License revenue
Japan	65	102
Total Net Sales	$25,182	$16,030

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Note 5. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of December 31, 2024 and December 31, 2023.

As of December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash, cash equivalents and restricted cash	$3,700	$—	$—	$3,700

Marketable Securities:
U.S. Treasury Bills	8,519	—	—	8,519
Total marketable securities	8,519	—	—	8,519

Total cash, cash equivalents, restricted cash and marketable securities	$12,219	$—	$—	$12,219

As of December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash, cash equivalents and restricted cash	$10,581	$—	$—	$10,581

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents and restricted cash	$3,700	$3,700	$—	$—
Marketable Securities:
U.S. treasury bills	8,519	8,519	—	—
Total cash, cash equivalents, restricted cash and marketable securities	$12,219	$12,219	$—	$—

		Fair Value Hierarchy
December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Total cash, cash equivalents and restricted cash	$10,581	$10,581	$—	$—

As of December 31, 2024, the Company's Marketable securities in the amount of $8.5 million were carried at fair value in accordance with Level 1 as described above. The Company had no financial assets or liabilities as of December 31, 2023 that required valuation in accordance with the levels described above. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the December 31, 2024 and year ended December 31, 2023. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Note 7.  Inventory

As of December 31, 2024 and 2023, inventories consisted of the following:

	December 31,
(in thousands)	2024	2023
Raw materials	$923	$832
Work in process	193	1,538
Finished Goods	560	397
Total Inventory	1,676	2,767
Less: noncurrent inventory	—	607
Total current inventory	$1,676	$2,160

The reserve for obsolete inventory was $0.6 million and $0.7 million as of December 31, 2024 and 2023, respectively. The Company records charges for obsolete inventory in Cost of goods sold. The amounts recorded to cost of goods sold totaled a credit of $0.1 million and a charge of $0.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2023 noncurrent inventory was comprised of approximately $0.5 million of raw materials, respectively, and $0.1 million of work in process, respectively. Inventory classified under the category “Work in process” consists of prefabricated assembled product.

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

For the years ended December 31, 2024 and 2023, the Company recognized lease expense of $535,000 and $153,000 respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

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

Supplemental Balance Sheet Information for Operating Leases:

	December 31,
(in thousands)	2024	2023
Operating leases:
Operating lease right of use assets	$3,739	$502
Operating lease liabilities:
Current portion of operating lease liabilities	361	89
Noncurrent operating lease liabilities	3,775	537
Total operating lease liabilities	$4,136	$626
Weighted average remaining lease term (in years)	14.5	5.2
Weighted average discount rate	13.5%	13.8%

Future minimum lease payments under non-cancellable operating leases as of December 31, 2024:

Financial year (in thousands)
2025	$369
2026	530
2027	625
2028	649
2029	663
2030 and thereafter	7,736
Total future minimum lease payments	10,572
Less: Amounts representing interest	(6,436)
Total	$4,136

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses as of December 31, 2024 and 2023 consisted of the following:

	December 31,
(in thousands)	2024	2023
Accrued professional fees	$598	$282
Accrued bonuses and incentive compensation	2,886	2,352
Accrued litigation legal fees expense	1,163	1,041
Accrued insurance expense	205	247
Accrued research and development expenses	655	655
Accrued vacation and other employee related expenses	781	628
Accrued tax expenses	382	272
Deferred revenue	78	245
Other	216	149
	$6,964	$5,871

Finance and Security Agreements

On July 2, 2024, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "2024 Agreement"). The 2024 Agreement provides for a single borrowing of approximately $493,000 with a ten-month term and an annual interest rate of 8.75%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. The amounts payable are secured by the Company's rights under such policies. Beginning July 2024, the Company began paying monthly installments of approximately $51,000. As of December 31, 2024, the remaining balance under the Agreement was approximately $205,000.

On July 5, 2023, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the "2023 Agreement"). The 2023 Agreement provides for a single borrowing by the Company of approximately $618,000 with a ten-month term and an annual interest rate of 6.03%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company's insurance policies. The amounts payable are secured by the Company's right under such policies. The Company began paying monthly installments of approximately $61,800 in July 2023. As of December 31, 2024 and 2023, the remaining balance under the Agreement was approximately $0 and $247,000, respectively.

During the years ended December 31, 2024 and 2023, the Company recognized $18,400 and $12,200 in aggregate interest expense, respectively, related to the Company's finance and security agreements.

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 10. Shareholders’ Equity

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

The company accounts for common stock warrants by first considering the criteria under ASC 480 for liability classification, then evaluating the indexation requirements and the scope exception in ASC 815-10, and finally assessing additional equity considerations under ASC 815-40-25 to determine if the warrants should be classified as equity.. The Company determined that the warrants associated this financing qualified for equity classification.

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

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Stock Purchase Warrants

The following table presents a summary of stock purchase warrants outstanding as of December 31, 2024:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2024	924	$4.54	5.1	$1,477
Stock Purchase Warrants *	716
Exercised	144
Expired	—
Outstanding, December 31, 2024	1,496	$5.31	4.2	$16,489
Exercisable, December 31, 2024	1,496	$5.31	4.2	$16,489

* A total of 1,608 pre-funded warrants were excluded from this table of which 995 were issued during the year ended December 31, 2024

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

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	December 31,
(in thousands)	2024	2023
Outstanding stock options	548	516
Restricted stock and unit awards	459	316
Stock purchase warrants	1,496	924
	2,503	1,756

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Note 12. Income Taxes

The benefit for income taxes for the years ended December 31, 2024 and 2023 consisted of foreign taxes, state minimum tax and a benefit from the sale of state net operating losses.

Domestic and foreign components of the loss before provision for income taxes is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Domestic	$(11,338)	$(18,713)
Foreign	(641)	(307)
Total	$(11,979)	$(19,020)

The income tax (benefit)/expense from continuing operations contains the following components:

(in thousands)	December 31, 2024	December 31, 2023
Federal	$—	$—
State	(116)	(208)
Foreign	23	22
Total current benefit	(93)	(186)

Total deferred	—	—
Total income tax benefit	$(93)	$(186)

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made. The net change in the valuation allowance for the years ended December 31, 2024 and 2023 was an increase of $3.7 million and $3.5 million, respectively.

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates are as follows:

	Year ended December 31,
(in thousands)	2024	2023
Deferred tax assets
Net operating loss carryforwards	$35,856	$33,580
Accrued expenses	429	197
Intangibles	2,634	2,547
Inventory	158	172
Allowance for credit losses	12	9
Charitable contributions	10	10
R&D credit	2,074	1,257
Lease liabilities	1,033	152
Stock compensation	3,251	2,925
Deferred tax assets	45,457	40,849
Less valuation allowance	(44,310)	(40,564)
Total deferred tax assets	1,147	285
Prepaid expenses	(207)	(163)
Fixed assets	(6)	—
Right of use asset	(934)	(122)
Total deferred tax liabilities	(1,147)	(285)
Deferred tax assets, net	$—	$—

A reconciliation of the income tax benefit computed at the U.S. federal statutory income tax rate of  21% and the reported income tax benefit for the years ended December 31, 2024 and 2023 is as follows:

	Year ended December 31,
	2024	2023
Statutory rate	(21.0)%	(21.0)%
State tax recovery, net of federal benefit	(5.8)%	(5.1)%
State tax rate change	(1.5)%	2.8%
Stock compensation	1.1%	10.7%
State tax NOL sale	(0.8)%	(0.9)%
Nondeductible expenses	0.4%	(2.2)%
Credits	(4.0)%	-%
Change in valuation allowance for deferred tax assets	30.8%	14.7%
Income tax benefit	(0.8)	(1.0)%

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

As of December 31, 2024 and 2023, the Company had accumulated Federal net operating losses totaling $143.6 million and $134.1 million, respectively. Also, as of December 31, 2024 and 2023, the Company had post-apportioned net operating losses totaling $61.2 million and $54.6 million, respectively. The net operating losses may be available to carry forward and offset future years' taxable income. U.S. federal losses can be carried forward indefinitely, and state losses expire in various amounts beginning in 2026. The Company also had accumulated losses totaling $4.3 million for each of the years ended December 31, 2024 and 2023, respectively, in Germany which can be carried forward indefinitely.

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

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey's Department of the Treasury - Division of Taxation NOL Transfer Program. During the year ended December 31, 2024 and 2023, the Company sold New Jersey NOL carry forwards, resulting in the receipt of net cash payments of $0.1 million and $0.2 million, respectively. There can be no assurance as to the continuation or magnitude of this program in the future.

As of December 31, 2024, the Company had Federal and NJ research and development credits of $1.2 million and $0.3 million respectively. The Federal R&D credits can be carried forward 20 years and will begin to expire in 2038. The New Jersey R&D credits can be carried forward seven years and will begin to expire in 2031.

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

As of December 31, 2024, the Company does not have an accrual relating to uncertain tax positions. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Note 13.  Stock Based Compensation

All common stock share and per share data reflects the reverse stock split effective February 15, 2023.

On June 21, 2018, the Company adopted the 2018 Omnibus Equity Incentive Plan (“Plan”). This plan reserved 0.4 million shares with an increase to be added annually beginning in 2019 through 2028 up to 4% of the total number of shares of common stock issued and outstanding on a fully diluted basis as of the end of the immediately preceding fiscal year, provided that the aggregate number of additional shares shall not exceed a total of 3.0 million shares, and a maximum of 2.7 million shares pursuant to the exercise of stock options. Effective January 1, 2025, the number of shares reserved under the Plan increased by 0.4 million to approximately 1.7 million. The Company’s policy is to issue new shares of its common stock upon the exercise of stock options, new grants of restricted stock awards, and settlement of restricted stock units. Stock options issued under the plan have a contractual life of 10 years and are generally forfeited upon separation from the Company.

The following table presents stock compensation expense recognized by the Company for the years ended December 31, 2024 and 2023. Total unrecognized compensation cost related to equity awards as of December 31, 2024 was $2.0 million and is expected to be recognized over the next 1.5 years.

	Year ended December 31,
(in thousands)	2024	2023
Selling, general and administrative	$1,729	$1,435
Research and development	98	237
Cost of goods sold	43	26
Total expense	$1,870	$1,698

The following table presents a summary of stock option award activity during the year ended December 31, 2024:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2024	516	$37.46	7.7	$307
Granted	98
Exercised	—
Cancelled	(66)
Outstanding, December 31, 2024	548	$31.39	6.9	$3,902
Exercisable, December 31, 2024	364	$43.78	6.4	$2,075

The intrinsic value is calculated as the difference between the fair market value at December 31, 2024 and the exercise price per share of the stock option. The options granted to employees generally vest over a three year period.

The following table provides additional information about stock options that are outstanding and exercisable at December 31, 2024:

Exercise Price	Options Outstanding (in thousands)	Options Outstanding Weighted Average Remaining Contractual Life (Years)	Options Exercisable (in thousands)
$4.05 - $4.85	201	8.6	108
$4.86 - $12.98	186	7.1	102
$12.99 - $225.00	161	4.7	154

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

The following table presents a summary of restricted and deferred stock unit (“Unit” or "Units") activity during the year ended December 31, 2024:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2024	227	$7.41
Granted	309
Vested	(66)
Cancelled	(11)
Nonvested, December 31, 2024	459	$6.86

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

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the years ended December 31, 2024 and 2023 was estimated on the date of grant using the Black-Scholes model. Effective July 1, 2023, expected volatility was based 100% on the Company's historical common stock volatility. For the period presented below, and prior to July 1, 2023, expected volatility was based on a composite comprising of (i) 50% of the Company's historical common stock volatility and (ii) the remaining 50% was based on historical volatility of its peers. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembled the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the years ended December 31, 2024 and 2023 are summarized in the table below.

	2024	2023
Fair value at grant date	$4.31	$3.95
Expected volatility	101.9%	122.4%
Risk-free interest rate	4.0%	4.1%
Expected holding period, in years	4.0	5.8
Dividend yield	—	—

The fair value of each Stock Unit is the market close price of the Company’s common stock on the trading day immediately preceding the date of grant.

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 14. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. electroCore is a bioelectronic medicine and general wellness company dedicated to improving health and quality of life through its proprietary non-invasive vagus nerve stimulation (“nVNS”) technology platform and related product offerings. The Company views its operations and manages its business as one operating segment: Medical Devices. The accounting policies of the Medical Devices segment are the same as those described in Note 2. Summary of Significant Accounting Policies.

Our CODM is our President and Chief Executive Officer. The CODM uses loss from operations, as reported on our Consolidated Statements of Operations, in evaluating the performance of the Medical Devices segment and in determining how to allocate resources to the Company as a whole, The CODM does not review assets in evaluating the results of the Medical Devices segment, and therefore, such information is not presented below.

The following table provides the operating financial results of the Medical Devices segment:

	Years ended December 31,
	2024	2023
Net sales*	$25,182	$16,030
Cost of goods sold	3,785	2,804
Gross profit	21,397	13,226
Operating expenses:
Research and development	2,360	5,321
General and administrative	14,406	13,512
Sales and marketing	16,793	13,662
Total operating expenses	33,559	32,495
Loss from operations	(12,162)	(19,269)
Other (income) expense:
Interest and other income	(572)	(433)
Other expense	389	184
Total other income	(183)	(249)
Loss before income taxes	(11,979)	(19,020)
Benefit from income taxes	93	186
Net loss	$(11,886)	$(18,834)

* See Note 4 Revenue for geographical and disaggregation information.

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

Note 15.  Commitments and Contingencies

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

On September 15, 2020, the Company and the other defendants filed a motion to dismiss the amended complaint for failure to state a claim. On November 6, 2020, the plaintiffs filed their opposition to the motion to dismiss. The Company and the other defendants filed reply papers in support of the motion on December 7, 2020. Argument of the motion to dismiss occurred on June 18, 2021. On August 13, 2021, the Court dismissed the amended complaint with leave to re-plead. On October 4, 2021, the plaintiffs filed a second amended complaint in the Turnofsky case. The defendants moved to dismiss, and briefing on the motion was complete on January 7, 2022. On July 13, 2023, the court dismissed the second amended complaint with leave to re-plead. The plaintiffs did not file a third amended complaint. On August 23, 2023, the plaintiffs provided the court with an order of dismissal, and the court entered the order on August 24, 2023. On September 8, 2023, plaintiff Carole Tibbs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. The appeal has been docketed as number 23-2655. The principal brief of appellant and appendix were filed on January 5, 2024. The appellees’ brief was filed on February 15, 2024, and the appellant’s reply brief was filed on March 15, 2024. On December 5, 2024, the Third Circuit issued an opinion affirming Judge Quraishi's August 24, 2024 dismissal of the case and entered Judgment to that effect. The Plaintiffs did not move for rehearing, and the mandate of the Court of Appeals has issued.  The plaintiffs did not pursue any further appeal and the time to do has now expired.

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

128

ELECTROCORE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued

The company has and intends to the extent necessary to continue to vigorously defend itself if these matters are revived. However, in light of, among other things, the preliminary stage of these litigation matters, the Company is unable to determine the reasonable probability of loss or a range of potential loss. Accordingly, the Company has not established an accrual for potential losses, if any, that could result from any unfavorable outcome, and there can be no assurance that these litigation matters will not result in substantial defense costs and/or judgments or settlements that could adversely affect the Company’s financial condition.

The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company is not aware of any further currently pending litigation for which it believes the outcome could have a material adverse effect on its operations or financial position. The Company expenses associated legal fees including those relating to the stockholder litigation described in this Note 15 in the period they are incurred.

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for its clinical trials, contract manufacturing organizations for the manufacture and supply of its clinical and commercial product needs and other vendors for other research and development and commercial activities, as well as services and products for operating purposes. The Company’s agreements generally provide for termination with notice. Such agreements that are cancelable contracts are not included as purchase commitments. The Company has included as purchase obligations its commitments under agreements to the extent they are quantifiable and are not cancelable. The Company has no material purchase obligations as of December 31, 2024.

Note 16. Severance and Other Related Charges

During the year ended December 31, 2023, the Company entered into separation agreements with former employees of which agreements required aggregate payments totaling $464,000. The charge for these payments is included in Selling, general and administrative expense in the accompanying Statement of Operations for the year ended December 31, 2023. As of December 31, 2024, the Company had no outstanding payable in connection with these charges.

Note 17. Related Party Transactions

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

