Form 10-Q
period 2025-03-31
electroCore, Inc.
filed 2025-05-07
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

As of May 2, 2025, the registrant had 7,420,618 shares of common stock outstanding.

REFERENCES TO ELECTROCORE

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise stated or the context otherwise requires, references to the “Company,” “electroCore,” “we,” “us” and “our” refer to electroCore, Inc. a Delaware corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to risks and uncertainties included in our Form 10-Qs, our annual report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) or in materials incorporated by reference therein, including the information in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in such filings. Furthermore, any such forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements.

The electroCore logo, gammaCore, Truvaga, TAC-STIM, names, logos, and other trademarks of electroCore, Inc. appearing in this Quarterly Report are the property of electroCore, Inc. All other trademarks, service marks and trade names in this Quarterly Report are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Quarterly Report.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,777	$3,450
Restricted cash	250	250
Marketable securities	3,982	8,519
Accounts receivable, net	1,459	1,367
Inventories	1,733	1,676
Prepaid expenses and other current assets	771	1,038
Total current assets	11,972	16,300
Property and equipment, net	183	158
Operating lease right of use assets, net	3,700	3,739
Other assets, net	186	274
Total assets	$16,041	$20,471
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,764	$1,827
Accrued expenses and other current liabilities	5,728	6,964
Current portion of operating lease liabilities	364	361
Total current liabilities	7,856	9,152
Noncurrent liabilities:
Operating lease liabilities, noncurrent	3,820	3,775
Total liabilities	11,676	12,927
Contingencies (see Note 14)
Stockholders’ equity:
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 7,420,452 shares issued and outstanding at March 31, 2025 and 6,650,854 shares issued and outstanding at December 31, 2024	7	7
Additional paid-in capital	185,233	184,513
Accumulated deficit	(180,945)	(177,090)
Accumulated other comprehensive income	70	114
Total stockholders’ equity	4,365	7,544
Total liabilities and stockholders’ equity	$16,041	$20,471

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Net sales	$6,719	$5,443
Cost of goods sold	1,013	888
Gross profit	5,706	4,555
Operating expenses
Research and development	642	399
Selling, general and administrative	8,886	8,005
Total operating expenses	9,528	8,404
Loss from operations	(3,822)	(3,849)
Other (income) expense
Interest and other income	(83)	(225)
Other expense	164	4
Total other expense (income)	81	(221)
Loss before income taxes	(3,903)	(3,628)
Benefit from income taxes	48	122
Net loss	$(3,855)	$(3,506)
Net loss per share of common stock - Basic and Diluted	$(0.47)	$(0.53)
Weighted average common shares outstanding - Basic and Diluted (see Note 11)	8,289	6,617

See accompanying notes to unaudited condensed consolidated financial statements.

5

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three months ended March 31,
	2025	2024
Net loss	$(3,855)	$(3,506)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(44)	76
Other comprehensive (loss) income	(44)	76
Comprehensive loss	$(3,899)	$(3,430)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

(in thousands)

	Stockholders’ Equity
	Common		Additional		Accumulated other	Total
	Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	equity
Balances as of January 1, 2025	6,651	$7	$184,513	$(177,090)	$114	$7,544
Net loss	—	—	—	(3,855)	—	(3,855)
Other comprehensive income	—	—	—	—	(44)	(44)
Sale of common stock	14	—	217	—	—	217
Financing fees	—	—	(38)	—	—	(38)
Proceeds from the exercise of warrants	755	—	1	—	—	1
Share based compensation	—	—	540	—	—	540
Balances as of March 31, 2025	7,420	7	185,233	(180,945)	70	4,365

Balances as of January 1, 2024	6,003	$6	$172,704	$(165,204)	$(64)	$7,442
Net loss	—	—	—	(3,506)	—	(3,506)
Other comprehensive income	—	—	—	—	76	76
Issuance of stock related to employee compensation plan, net of forfeitures	3	—	—	—	—	—
Share based compensation	—	—	484	—	—	484
Balances as of March 31, 2024	6,006	6	173,188	(168,710)	12	4,496

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,855)	$(3,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	540	484
Depreciation and amortization	155	206
Amortization of right of use assets	39	17
Amortization of operating lease liability	209	(21)
Inventory reserve charge	(88)	—
Changes in operating assets and liabilities:
Accounts receivable	(73)	242
Inventories	44	113
Prepaid expenses and other assets	210	207
Accounts payable	(61)	159
Accrued expenses and other current liabilities	(1,316)	(459)
Operating lease liabilities	(159)	—
Net cash used in operating activities	(4,355)	(2,558)
Cash flows from investing activities:
Sale of marketable securities	4,537	—
Purchase of equipment	(37)	—
Net cash used in investing activities	4,500	—
Cash flows from financing activities:
Sale of common stock	217	—
Financing fees	(38)	—
Proceeds from exercise of warrants	1	—
Net cash provided by financing activities	180	—
Effect of changes in exchange rates on cash and cash equivalents	2	76
Net decrease in cash and cash equivalents and restricted cash	327	(2,482)
Cash, cash equivalents, and restricted cash – beginning of period	3,700	10,581
Cash, cash equivalents, and restricted cash – end of period	$4,027	$8,099
Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$48	$122
Interest paid	$5	$5
Supplemental schedule of noncash activity:
Right-of-use asset and liability	$—	$1,055

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. The Company

electroCore, Inc. and its subsidiaries (“electroCore” or the “Company”) is a commercial stage bioelectronic technology company whose mission is to improve health and quality of life through innovative non-invasive bioelectronic technologies.

electroCore, headquartered in Rockaway, NJ, has three wholly owned subsidiaries: electroCore UK Ltd, electroCore Germany GmbH and NeuroMetrix, Inc. (“NURO”). The Company has paused operations in Germany, with sales into the country and the rest of Europe being managed by electroCore UK Ltd.

Note 2. Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2025. The results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

(d)	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the balance reflected on the Condensed Consolidated Statement of Cash Flows at March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$3,777	$3,450
Restricted cash	250	250
Total cash, cash equivalents and restricted cash	$4,027	$3,700

As of March 31, 2025, cash equivalents represented funds held in an interest-bearing demand deposit account, U.S. treasury bills, and a money market account.

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its corporate credit card arrangement with Citibank, N.A.

(e)	Marketable Securities

Marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other than temporary. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in interest and other income net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in Interest and other income. As of March 31, 2025, marketable securities amounted to $4.0 million and consist of U.S. treasury bills. The Company held $8.5 million of marketable securities at December 31, 2024.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(f)	Recent Accounting Standards Pronouncements

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

Note 3. Liquidity, Significant Risks and Uncertainties

Liquidity

The Company has experienced significant net losses, and it expects to continue to incur net losses for the near future as it works to increase market acceptance of its gammaCore therapy and general wellness and human performance products. The Company has never been profitable and has incurred net losses and negative cash used in operations each year since its inception. The Company incurred net losses of $3.9 million and $3.5 million and used cash in its operations of $4.4 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively.

The Company has historically funded its operations from the sale of its securities. During the three months ended March 31, 2025, the Company received net proceeds of approximately $0.2 million from such sales and as of March 31, 2025, the Company’s cash, cash equivalents, restricted cash and marketable securities totaled $8.0 million (“Cash Position”).

On November 29, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), whereby the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20 million by any method deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act, or any other method specified in the Sales Agreement.

In 2025, we intend to continue to make targeted investments in sales and marketing to continue driving commercial activities. We have historically funded our operations from the sale of our common stock and may continue to do so through utilization of the at-the-market facility or other equity or debt transactions if needed. As of May 2, 2025, the Company had approximately $19.8 million shares of common stock remaining available for issuance under the Sales Agreement.

The Company’s expected cash requirements for the next 12 months from the date these financial statements are issued and beyond are largely based on the commercial success of its products. Based on its current assessment, the Company believes its Cash Position, and expected cash flow from operations, will enable it to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued. There remain significant risks and uncertainties regarding the Company’s business, financial condition and results of operations. The Company’s future capital requirements are difficult to forecast and will depend on many factors that are out of its control. If the Company is unable to achieve its planned operating results or maintain sufficient financial resources, including through potential positive cash flow from operations or supplemental access to third-party debt, equity or hybrid capital, its business, financial condition and results of operations may be materially and adversely affected.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue in the United States from the United States Department of Veterans Affairs and United State Department of Defense, or VA, pursuant to its qualifying contract under the Federal Supply Schedule, or FSS, and open market sales to individual VA facilities. For the three months ended March 31, 2025 and 2024, sales to the VA accounted for 70.3% and 71.2% of net sales, respectively.

For the three months ended March 31, 2025 and 2024, Lovell Government Services, or Lovell, accounted for more than 10% of our VA net sales. During the three months ended March 31, 2025, sales associated with no single facility accounted for more than 10% of the total VA net sales. One facility accounted for more than 10% of the total VA net sales during the three months ended March 31, 2024. During the three months ended March 31, 2025 and 2024, one facility accounted for more than 10% of net sales from the United Kingdom National Health Service (“NHS”).

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Foreign Currency Exchange

The Company has foreign currency exchange risks related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in the functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

Note 4. Revenue

The following tables present product net sales disaggregated by Channel and Geographic Market (in thousands):

	Three months ended March 31,
Channel:	2025	2024
Rx gammaCore – VA	$4,721	$3,875
Rx gammaCore - U.S. Commercial	289	433
Outside the United States	513	449
Truvaga	1,106	385
Total before TAC-STIM	6,629	5,142
TAC-STIM	90	301
Total Net Sales	$6,719	$5,443

Geographic Market:	Three months ended March 31,
Product revenue	2025	2024
United States	$6,206	$4,994
United Kingdom	451	385
Other	47	45
License revenue
Japan	15	19
Total Net Sales	$6,719	$5,443

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Note 5. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents, restricted cash and marketable securities as of March 31, 2025 and December 31, 2024.

As of March 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash, cash equivalents and restricted cash	$4,027	$—	$—	$4,027

Marketable Securities:
U.S. Treasury Bills	3,982	—	—	3,982
Total marketable securities	3,982	—	—	3,982

Total cash, cash equivalents, restricted cash and marketable securities	$8,009	$—	$—	$8,009

As of December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash, cash equivalents and restricted cash	$3,700	$—	$—	$3,700

Marketable Securities:
U.S. Treasury Bills	8,519	—	—	8,519
Total marketable securities	8,519	—	—	8,519

Total cash, cash equivalents, restricted cash and marketable securities	$12,219	$—	$—	$12,219

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6. Fair Value Measurements

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
March 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents and restricted cash	$4,027	$4,027	$—	$—
Marketable Securities:
U.S. treasury bills	3,982	3,982	—	—
Total cash, cash equivalents, restricted cash and marketable securities	$8,009	$8,009	$—	$—

		Fair Value Hierarchy
December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents and restricted cash	$3,700	$3,700	$—	$—
Marketable Securities:
U.S. treasury bills	8,519	8,519	—	—
Total cash, cash equivalents and restricted cash	$12,219	$12,219	$—	$—

As of March 31, 2025, the Company’s Marketable securities in the amount of $4.0 million were carried at fair value in accordance with Level 1 as described above. As of March 31, 2025 and December 31, 2024, the Company had no financial assets or liabilities that required valuation in accordance with the levels described above. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2025, and year ended December 31, 2024. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.

Note 7. Inventories

As of March 31, 2025 and December 31, 2024, inventories consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$1,199	$923
Work in process	101	193
Finished goods	433	560
Total inventories	$1,733	$1,676

The reserve for obsolete inventory was $0.5 million and $0.6 million as of March 31, 2025 and December 31, 2024, respectively. The Company records charges for obsolete inventory in cost of goods sold. Inventory classified under the category “Work in process” consists of prefabricated assembled product.

Note 8. Leases

For the three months ended March 31, 2025 and 2024, the Company recognized lease expenses of approximately $178,000 and $38,000, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Supplemental Balance Sheet Information for Operating Leases:

(in thousands)	March 31, 2025	December 31, 2024
Operating leases:
Operating lease right of use assets	$3,700	$3,739
Operating lease liabilities:
Current portion of operating lease liabilities	364	361
Noncurrent operating lease liabilities	3,820	3,775
Total operating lease liabilities	$4,184	$4,136
Weighted average remaining lease term (in years)	14.2	14.5
Weighted average discount rate	13.5%	13.5%

Future lease payments as of March 31, 2025:

(in thousands)
Remainder of 2025	$279
2026	530
2027	625
2028	649
2029	663
2030 and thereafter	7,736
Total future lease payments	10,482
Less: Amounts representing interest	(6,298)
Total	$4,184

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024 consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accrued professional fees	$700	$598
Accrued bonuses and incentive compensation	1,373	2,886
Accrued litigation legal fees	1,155	1,163
Accrued insurance expense	51	205
Accrued research and development expenses	655	655
Accrued vacation and other employee related expenses	1,003	781
Accrued tax expenses	407	382
Deferred revenue	62	78
Other	322	216
	$5,728	$6,964

Finance and Security Agreement

On July 2, 2024, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the “2024 Agreement”). The 2024 Agreement provides for a single borrowing of approximately $493,000 with a ten-month term and an annual interest rate of 8.75%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company’s insurance policies. The amounts payable are secured by the Company’s rights under such policies. Beginning July 2024, the Company began paying monthly installments of approximately $51,000.

During the three months ended March 31, 2025 and 2024, the Company recognized $5,000 and $4,200 in aggregate interest expense related to the Company’s finance and security agreements, respectively.

Note 10. Shareholders’ Equity

At-the-Market Facility

On November 29, 2024, we entered into the Sales Agreement with Wainwright. Under the Sales Agreement, the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate offering price of up to $20 million during the term of the Sales Agreement through Wainwright, acting as sales agent. The Company intends to use the net proceeds from any offering pursuant to the Sales Agreement to continue to fund sales and marketing, working capital and for other general corporate purposes. During the three months ended March 31, 2025 the company sold 14,265 shares of common stock for gross proceeds of approximately $217,000. This amount has been offset by financing fees of approximately $37,000.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Stock Purchase Warrants

The following table presents a summary of stock purchase warrants outstanding as of March 31, 2025.

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2025	1,497	$5.31	4.2	$16,489
Stock purchase warrants granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding, March 31, 2025	1,497	$5.31	4.0	$2,250
Exercisable, March 31, 2025	1,497	$5.31	4.0	$2,250

A total of 883,433 pre-funded warrants were excluded from this table. During the three months ended March 31, 2025 investors exercised 725,000 pre-funded warrants.

Note 11. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Due to their nominal exercise price of $0.001 per share, 883,433 pre-funded warrants are considered common stock equivalents and are included in weighted average shares outstanding in the accompanying condensed consolidated statement of operations as of the applicable purchase date. Stock unit awards, stock options, and warrants (other than the pre-funded warrants) have not been included in the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect.

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Three months ended March 31,
(in thousands)	2025	2024
Stock options	548	501
Stock units	512	525
Stock purchase warrants	1,497	924
	2,557	1,950

Note 12. Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey’s Department of the Treasury - Division of Taxation NOL Transfer Program. For the three months ended March 31, 2025 and 2024, the Company received net cash payments of $48,000 and $122,000, respectively from the sale of its New Jersey state net operating losses.

Note 13. Stock Based Compensation

There were no stock options granted, exercised or cancelled during the three months ended March 31, 2025. The following table presents a summary of outstanding stock options as of March 31, 2025.

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, March 31, 2025	548	$31.39	6.7	$510
Exercisable, March 31, 2025	420	$39.33	6.3	$303

The intrinsic value is calculated as the difference between the fair market value at March 31, 2025 and the exercise price per share of the stock option. The options granted to employees generally vest over a three year period.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the three months ended March 31, 2025:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2025	459	$6.86
Granted	84	15.80
Vested and delivered	(30)	6.62
Cancelled	(1)	42.45
Outstanding, March 31, 2025	512	$8.31

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

The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Selling, general and administrative	$500	$439
Research and development	24	35
Cost of goods sold	16	10
Total expense	$540	$484

Total unrecognized compensation cost related to unvested awards as of March 31, 2025 was $2.8 million and is expected to be recognized over the next two years.

Note 14. Commitments and Contingencies

The Company may be a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations. However, should the Company fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, such matters could have a material adverse effect on the Company’s operating results and cash flows for that particular period. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, “Contingencies.” Legal costs are expensed as incurred.

Note 15. Related Party Transactions

In 2023, an executive of the Company co-founded the Vagus Nerve Society, a society dedicated to the ongoing education and training of scientists and clinicians and the power of the vagus nerve and its application in a broad spectrum of health-related conditions. During the first quarter of 2025, the Company incurred aggregate expenses of $60,000 for unrestricted and directed educational grants to the Vagus Nerve Society.

Note 16. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. electroCore is a commercial stage bioelectronic technology company whose mission is to improve health and quality of life through innovative non-invasive bioelectronic technologies. The Company views its operations and manages its business as one operating segment: Bioelectronic Innovations. The accounting policies of the Bioelectronic Innovations segment are the same as those described in Note 2. Summary of Significant Accounting Policies.

Our CODM is our Chief Executive Officer. The CODM uses loss from operations, as reported on our Consolidated Statements of Operations, in evaluating the performance of the Bioelectronic Innovations segment and in determining how to allocate resources to the Company as a whole, The CODM does not review assets in evaluating the results of the Bioelectronic Innovations segment, and therefore, such information is not presented below.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides the non-GAAP operating financial results of the Bioelectronic Innovations segment:

	Three months ended March 31,
	2025	2024
Net sales *	$6,719	$5,443
Cost of goods sold	1,013	888
Gross profit	5,706	4,555
Operating expenses
Research and development	642	399
General and administrative	4,333	3,884
Sales and marketing	4,553	4,121
Total operating expenses	9,528	8,404
Loss from operations	(3,822)	(3,849)
Other (income) expense
Interest and other income	(83)	(225)
Other expense	164	4
Total other (income) expense	81	(221)
Loss before income taxes	(3,903)	(3,628)
Benefit from income taxes	48	122
Net loss	$(3,855)	$(3,506)

*	See Note 4 Revenue for geographical and disaggregation information.

Note 17. Subsequent Events

On May 1, 2025 (the “Closing Date”), the Company completed its previously announced acquisition of NURO (following consummation of the Merger (as defined below), the “Surviving Corporation”), pursuant to the terms of the Agreement and Plan of Merger, dated as of December 17, 2024 (the “Merger Agreement”), by and among the Company, NURO, and Nexus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”).

Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into NURO, with NURO surviving as a wholly-owned subsidiary of the Company (the “Merger”).

At the effective time (the “Effective Time”) of the Merger, each share of common stock, par value $0.0001 per share, of NURO (the “NURO Common Stock”) outstanding immediately prior to the Effective Time (including each share of NURO Common Stock underlying a NURO RSA or NURO RSU (as such terms are defined below)), was canceled and converted into the right to receive from the Surviving Corporation (i) an amount in cash equal to $4.49 per share of NURO Common Stock (the “Per Share Cash Consideration”) and (ii) one contingent value right (a “CVR”), representing the right to receive certain contingent payments, subject to the terms and conditions set forth in the CVR Agreement dated May 1, 2025, by and between the Company and Equiniti Trust Company, LLC (the “CVR Agreement”) (the consideration contemplated by (i) and (ii), together, the “Merger Consideration”). Any shares of NURO Common Stock held by NURO as treasury stock or owned by the Company, Merger Sub, or any other subsidiary of the Company or NURO immediately prior to the Effective Time, were canceled, and no payment was made with respect thereto.

The foregoing description of the CVR Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the CVR Agreement.

All issued and outstanding shares of NURO’s preferred stock, par value $0.001 per share (the “NURO Preferred Stock”) outstanding immediately prior to the Effective Time will continue to be outstanding after the Effective Time, except that thereafter, such shares of NURO Preferred Stock will, in accordance with their own terms, no longer be convertible into NURO Common Stock, but will instead be convertible into the right to receive from the Surviving Corporation the Merger Consideration payable in respect of the shares of NURO Common Stock into which such shares of NURO Preferred Stock would have been convertible immediately prior to the Effective Time.

At the Effective Time, outstanding awards of restricted stock with respect to shares of NURO Common Stock (each, a “NURO RSA”), that were outstanding and unvested immediately prior to the Effective Time, were converted into the right to receive consideration as follows (notwithstanding any vesting conditions, restrictions or risk of forfeiture): (i) each NURO RSA for which the holder thereof made a timely and valid election (an “83(b) Election”) under Section 83(b) of the Internal Revenue Code of 1986, as amended, was canceled and converted into the right to receive the Merger Consideration with respect to each share of NURO Common Stock subject to such NURO RSA in accordance with the Merger Agreement and the CVR Agreement; and (ii) each NURO RSA for which the holder thereof did not make a timely and valid 83(b) Election was canceled and converted into the right to receive (a) an amount in cash (without interest and subject to deduction for any required withholding as contemplated by the Merger Agreement) equal to: (A) the total number of shares of such NURO RSAs multiplied by (B) the Per Share Cash Consideration, without any interest thereon, and (b) one CVR with respect to each share of NURO Common Stock subject to such NURO RSAs immediately prior to the Effective Time.

At the Effective Time, each stock option granted by NURO to purchase NURO Common Stock (each, a “NURO Option”) that was outstanding and unvested immediately prior to the Effective Time (whether time- or performance-based) fully vested and became exercisable, and (i) each NURO Option that was then outstanding and unexercised immediately prior to the Effective Time, and which had a per share exercise price that was less than the Per Share Cash Consideration, was canceled and converted into the right to receive the sum of an amount in cash (without interest and subject to deduction for any required withholding as contemplated in the Merger Agreement) equal to: (a) the excess, if any, of the Per Share Cash Consideration over the exercise price per share of such NURO Option; multiplied by the number of shares of NURO Common Stock underlying such NURO Option and (b) one CVR, and (ii) each NURO Option that was then outstanding and unexercised immediately prior to the Effective Time, and which had a per share exercise price that was equal to or greater than the Per Share Cash Consideration, was canceled with no consideration payable in respect thereof.

At the Effective Time, each NURO restricted stock unit (“NURO RSU”) that was outstanding immediately prior to the Effective Time, was automatically canceled and converted into the right to receive (i) an amount in cash equal to the product of (A) the number of shares of NURO Common Stock then underlying such NURO RSU multiplied by (B) the Per Share Cash Consideration, without any interest thereon and (ii) one CVR with respect to each share of NURO Common Stock subject to such NURO RSU.

At the Effective Time, subject to NURO’s Amended and Restated Management Retention and Incentive Plan (the “MRIP”) and subject to NURO’s receipt of an executed general release of claims, each eligible participant in the MRIP (a “Participant”) received the right to receive from the Surviving Corporation: (a) an amount in cash equal to (i) such Participant’s percentage interest set forth in the MRIP, multiplied by (ii) the aggregate cash consideration payable pursuant to the Merger Agreement; and (b) upon the making of any Distributions (as defined in the CVR Agreement) pursuant to the CVR Agreement, such amounts in cash equal to (i) such Participant’s percentage interest set forth in the MRIP, multiplied by (ii) the Pre-MRIP Adjusted Proceeds in respect of the applicable Distribution Period (as each such term is defined in the CVR Agreement).

The foregoing description of the Merger does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

You should read this section in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those under the caption “Risk Factors” in the aforementioned Annual Report and this Quarterly Report.

We are a commercial stage bioelectronic technology company whose mission is to improve health and quality of life through innovative non-invasive bioelectronic technologies.

Non-invasive vagus nerve stimulation or nVNS, a form of bioelectronic technology, modulates neurotransmitters through its effects on both the peripheral and central nervous systems. Our nVNS treatment is delivered through a proprietary high-frequency burst waveform that safely and comfortably passes through the skin and stimulates therapeutically relevant fibers in the vagus nerve. Various scientific publications suggest that nVNS works through a variety of mechanistic pathways including the modulation of neurotransmitters.

Historically, vagus nerve stimulation or VNS, required an invasive surgical procedure to implant a costly medical device. This has generally limited VNS from being used by anyone other than the most severe patients. Our non-invasive bioelectronic nVNS technologies es are self-administered and intended for regular or intermittent use over many years.

Our capabilities include product development, regulatory affairs and compliance, sales and marketing, product testing, electromechanical assembly, fulfillment, and customer support. We derive revenues from the sale of products in the United States and select overseas markets. We have two principal product categories:

●	Handheld, personal use bioelectronic therapies for the management and treatment of certain medical conditions such as primary headache; and

●	Handheld, personal use consumer products utilizing bioelectronic technologies to promote general wellness and human performance.

We believe our bioelectronic technologies may be used in the future to effectively treat additional medical conditions.

Our goal is to be a leader in non-invasive neuromodulation to deliver better health. To achieve this, we offer multiple propositions:

●	Prescription gammaCore bioelectronic therapy for the treatment of certain prescription FDA cleared medical conditions such as primary headache;

●	Truvaga for the support of general health and wellbeing; and

●	TAC-STIM for human performance.

Our flagship gammaCore Sapphire is a prescription medical device using our bioelectronic therapy that is FDA cleared for a variety of primary headache conditions. gammaCore is available by prescription only and Sapphire is a portable, reusable, rechargeable and reloadable personal use option for patients to use at home or on the go. Prescriptions are written by a health care provider and dispensed from a specialty pharmacy, through the patient’s healthcare system, or shipped directly to certain patients in the United States from our facility in Rockaway, NJ. After the initial prescription is filled, access to additional therapy can be refilled for certain of our gammaCore products through the input of a prescription-only authorization.

We offer two versions of our bioelectronic technology to support general health and wellbeing. Truvaga 350 is a personal use consumer electronics general wellness product and Truvaga Plus, which was launched in April 2024, is our next generation, app-enabled general wellness product. Neither product requires a prescription, and are available direct-to-consumer from electroCore at www.truvaga.com or through online retailers such as Amazon.com.

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

Our two largest customers by revenue are the United States Department of Veterans Affairs and United States Department of Defense, or VA, and the United Kingdom National Health Service, or NHS, utilizing our FDA cleared and CE marked product, gammaCore.

Sales to the VA comprised 70.3% of our revenue during the three months ended March 31, 2025. The majority of our 2024 sales were made pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, which was secured by us in December 2018 (the “Original FSS Contract”), as well as open market sales to individual facilities within the government channel. The initial term of our Original FSS contract has been extended through June 14, 2025. In March 2025, we entered into a new FSS contract which will become effective on June 15, 2025, and run through June 14, 2030.

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

Between November 2023 and January 2024, certain gammaCore products were added to the FSS, the VA Distribution and Pricing Agreement (DAPA), GSA Advantage, and Defense Logistics Agency’s ECAT system procurement portals through the Lovell contract vehicles, enabling the purchase of gammaCore products within the government channel and throughout the federal markets, including, but not limited to, the VA. The gammaCore products offered through Lovell provide government customers with similar product configuration options to those currently sold through our existing FSS contract, new FSS contract and open market sales made directly to individual VA facilities. We expect an increasing portion of our 2025 sales will be made pursuant to the distribution agreement with Lovell and its contract vehicles as well as through our new FSS contract, and our sales function in this channel is comprised of employees and an increasing number of independent contractors.

Sales under the UK Med Tech Funding Mandate, or MTFM, for cluster headache in the UK comprised 5.3% of our revenue during the three months ended March 31, 2025. We plan on continuing use of this program. In 2023, NHS granted a two-year extension in which our prescription gammaCore therapy will continue to be listed in the NHS catalog. This extension is through March 17, 2026 with an option for us to extend an additional two years. In 2025, we expect NICE to review the guidance document and any changes in recommendation or pricing may adversely impact our ability to work with NHS England on the MTFM program and could have an adverse impact on our financial results. We continue to utilize distribution partners to commercialize our nVNS technology in selected territories outside the United States and United Kingdom.

We believe there may be significant opportunities beyond these two areas. Specifically, we believe there may be a large commercial opportunity for our gammaCore bioelectronic therapy with additional insurance covered lives, cash pay, physician dispense, and direct-to-consumer approaches, along with wellness and human performance propositions through our Truvaga and TAC-STIM handsets. Therefore, we will continue our investments to expand our efforts in these channels and markets in 2025.

On December 17, 2024, we entered into a definitive agreement to acquire NeuroMetrix, Inc. (“NURO”). NURO is a commercial stage healthcare company that develops and commercializes neurotechnology devices to address unmet needs in the chronic pain market through its Quell® platform: a wearable, app and cloud-enabled neuromodulation platform that is indicated for the treatment of fibromyalgia symptoms (Quell Fibromyalgia) and lower-extremity chronic pain (Quell 2.0). The transaction closed on May 1, 2025. The transaction does not include NURO’s DPNCheck® technology and business, which was divested by NURO prior to closing of the transaction.

We face a variety of challenges and risks that we will need to address and manage as we pursue our strategies, including our ability to develop and retain an effective sales force, achieve market acceptance of our gammaCore medical device among clinicians, patients, and third-party payers, expand the use of our gammaCore medical device to additional therapeutic indications, and to develop our nascent wellness and human performance business including the launch of Truvaga Plus, our next generation app-enabled device under the Truvaga brand.

As we continue to pursue opportunities in both U.S. and select international markets, we remain subject to evolving global economic conditions, including uncertainties related to international trade policies, tariffs, and supply chain dynamics. Uncertainties and changes in trade regulations, tariff structures, or logistical constraints could influence the cost, availability, or timing of materials and components used in our manufacturing and assembly processes. We intend to monitor these developments and are actively implementing contingency plans, including alternative sourcing strategies and supplier diversification, to support supply chain continuity, maintain operational efficiency, and help mitigate potential future impacts.

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

Our expected cash requirements for the next 12 months and beyond are based on the commercial success of our products and our ability to control operating expenses. There are significant risks and uncertainties as to our ability to achieve these operating results. Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations for the next 12 months. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately potentially cease operations. See also “Liquidity Outlook.”

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

Results of Operations

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024	Change
(in thousands)
Consolidated statements of operations:
Net sales	$6,719	$5,443	$1,276
Cost of goods sold	1,013	888	125
Gross profit	5,706	4,555	1,151
Gross margin	85%	84%
Operating expenses
Research and development	642	399	243
Selling, general and administrative	8,886	8,005	841
Total operating expenses	9,528	8,404	1,084
Loss from operations	(3,822)	(3,849)	67
Other (income) expense
Interest and other income	(83)	(225)	142
Other expense	164	4	160
Total other expense (income)	81	(221)	342
Loss before income taxes	(3,903)	(3,628)	(275)
Benefit from income taxes	48	122	(74)
Net loss	$(3,855)	$(3,506)	$(349)

Net Sales

Net sales for the three months ended March 31, 2025 increased 23% as compared to the three months ended March 31, 2024. The increase of $1.3 million is due to an increase in net sales of Rx gammaCore sold into the VA and outside the United States and revenue from the sales of our nonprescription general wellness Truvaga products. We expect that the majority of our remaining 2025 fiscal year revenue will continue to come from the prescription gammaCore sold into the VA and the Truvaga direct-to-consumer product offering. See the above Overview for discussion regarding our FSS contract with the VA.

The following table sets forth our product net sales:

(in thousands)	Three months ended March 31,
Product	2025	2024
Rx gammaCore - VA	$4,721	$3,875
Rx gammaCore - U.S. Commercial	289	433
Outside the United States	513	449
Truvaga	1,106	385
Total before TAC-STIM	6,629	5,142
TAC-STIM	90	301
Total Revenue	$6,719	$5,443

Gross Profit

Gross profit increased by $1.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Gross margin was 85% and 84% for the three months ended March 31, 2025 and 2024, respectively. The increase in gross profit is attributable to the increased net sales and product mix. Gross profit and gross margin for the remainder of 2025 will be largely dependent on revenue levels, product mix, and any changes in the estimated useful lives of licensed devices.

Research and Development

Research and development expense in the first quarter of 2025 was $0.6 million, as compared to $0.4 million in the first quarter of 2024. This increase was primarily due to an increase in headcount and effects of discontinuing certain clinical trial activities in the first quarter of 2024 that did not repeat in the first quarter of 2025. For the remainder of 2025, we expect our research and development expense to be higher than the comparable periods in 2024.

Selling, General and Administrative

Selling, general and administrative expense of $8.9 million for the three months ended March 31, 2025 increased by $0.9 million, or 11%, as compared to $8.0 million for the previous year period. This increase was primarily due to our greater investment in selling and marketing costs consistent with our increase in sales and an increase in separation costs associated with select headcount reductions. For the remainder of 2025, we plan on continuing to make targeted investments in sales and marketing to support our commercial efforts, particularly around sales and marketing efforts across all major U.S. channels.

Other Expense (Income)

Total other expense was $81,000 for the three months ended March 31, 2025, which consisted primarily of non-recurring expenses, as compared to and total other income of $221,000 for the three months ended March 31, 2024, which consisted primarily of interest income.

Benefit from Income Taxes

We may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey’s Department of the Treasury - Division of Taxation NOL Transfer Program. During the three months ended March 31, 2025, the Company received a net cash payment of $48,000 from the sale of its New Jersey state net operating losses as compared to a net cash payment of $122,000 from the sale of New Jersey net operating loss for the three months ended March 31, 2024.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the three months ended March 31,
	2025	2024
(in thousands)
Net cash (used in) provided by
Operating activities	$(4,355)	$(2,558)
Investing activities	$4,500	$—
Financing activities	$180	$—

Operating Activities

Net cash used in operating activities was $4.4 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively. This increase is primarily due to the decrease in our net loss adjusted for non-cash expense items and certain working capital changes consisting primarily of decreases in accrued expenses and operating lease liabilities and increases in inventories and prepaid expenses and other assets.

Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $4.5 million from the sale of marketable securities.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $0.2 million which was attributable to utilization of our at-the-market facility pursuant to the Sales Agreement.

Liquidity Outlook

We have experienced significant net losses, and we expect to continue to incur net losses for the near future as we work to increase market acceptance of our gammaCore therapy and general wellness and human performance products. We have never been profitable and we have incurred net losses and negative cash used in operations in each year since our inception. We incurred net losses of $3.9 million and $3.5 million and used cash in our operations of $4.4 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively.

We have historically funded our operations from the sale of our securities. During the three months ended March 31, 2025, we received net proceeds of approximately $0.2 million from such sales and as of March 31, 2025, our cash, cash equivalents, restricted cash and marketable securities totaled $8.0 million.

On November 29, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), whereby the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20 million by any method deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act, or any other method specified in the Sales Agreement. During the three months ended March 31, 2025, the Company sold 14,265 shares of its common stock at a weighted average price of $15.20 per share, net of issuance costs for $0.2 million in net proceeds, pursuant to the Sales Agreement.

In 2025, we intend to continue to make targeted investments in sales and marketing to continue driving commercial activities. We have historically funded our operations from the sale of our common stock and may continue to do so through utilization of the at-the-market facility or other equity or debt transactions if needed. As of May 2, 2025, the Company had approximately $19.8 million shares of common stock remaining available for issuance under the Sales Agreement.

The Company’s expected cash requirements for the next 12 months from the date these financial statements are issued and beyond are largely based on the commercial success of its products. Based on its current assessment, the Company believes its cash, cash equivalents, restricted cash marketable securities, and expected cash flow from operations for such period will enable it to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued. There remain significant risks and uncertainties regarding the Company’s business, financial condition and results of operations. The Company’s future capital requirements are difficult to forecast and will depend on many factors that are out of its control. If the Company is unable to achieve its planned operating results or maintain sufficient financial resources, including through potential positive cash flow from operations or supplemental access to third-party debt, equity or hybrid capital, its business, financial condition and results of operations may be materially and adversely affected.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2025.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2025.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of March 31, 2025 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2025 were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information set forth in Note 14. Contingencies of the condensed consolidated financial statements included in this Quarterly Report is incorporated here by reference to this Part II Item 1.

Item 1A.

RISK FACTORS

You should carefully consider the risk factors included in Item 1A. of our Annual Report and the other information in this Quarterly Report, including the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our Annual Report and the risks described elsewhere in this Quarterly Report occur, our business, operating results and financial condition could be seriously harmed. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in our Annual Report and elsewhere in this Quarterly Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) Trading Plans.

During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).

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

Company Name

Date: May 7, 2025	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ JOSHUA S. LEV
Joshua S. Lev
Chief Financial Officer (Principal Financial and Accounting Officer)

