Form 10-Q
period 2025-06-30
electroCore, Inc.
filed 2025-08-06
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

As of August 5, 2025, the registrant had 7,583,445 shares of common stock outstanding.

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

The electroCore logo, gammaCore, Truvaga, TAC-STIM, NeuroMetrix, Quell, names, logos, and other trademarks of electroCore, Inc. appearing in this Quarterly Report are the property of electroCore, Inc. All other trademarks, service marks and trade names in this Quarterly Report are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Quarterly Report.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,373	$3,450
Restricted cash	250	250
Marketable securities	3,772	8,519
Accounts receivable, net	813	1,367
Inventories	1,427	1,676
Prepaid expenses and other current assets	922	1,038
Total current assets	10,557	16,300
Property and equipment, net	197	158
Operating lease right of use assets, net	3,663	3,739
Other assets, net	142	274
Total assets	$14,559	$20,471
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,567	$1,827
Accrued expenses and other current liabilities	6,646	6,964
Current portion of operating lease liabilities	405	361
Total current liabilities	9,618	9,152
Noncurrent liabilities:
Operating lease liabilities, noncurrent	3,828	3,775
Total liabilities	13,446	12,927
Contingencies (see Note 14)
Stockholders’ equity:
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at June 30, 2025 and December 31, 2024; 7,466,425 shares issued and outstanding at June 30, 2025 and 6,650,854 shares issued and outstanding at December 31, 2024	7	7
Additional paid-in capital	185,741	184,513
Accumulated deficit	(184,616)	(177,090)
Accumulated other comprehensive income	(19)	114
Total stockholders’ equity	1,113	7,544
Total liabilities and stockholders’ equity	$14,559	$20,471

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$7,381	$6,139	$14,100	$11,582
Cost of goods sold	939	838	1,952	1,726
Gross profit	6,442	5,301	12,148	9,856
Operating expenses
Research and development	511	635	1,153	1,034
Selling, general and administrative	9,437	7,257	18,323	15,262
Total operating expenses	9,948	7,892	19,476	16,296
Loss from operations	(3,506)	(2,591)	(7,328)	(6,440)
Other (income) expense
Interest and other income	(68)	(55)	(151)	(280)
Other expense	233	119	397	123
Total other expense (income)	165	64	246	(157)
Loss before income taxes	(3,671)	(2,655)	(7,574)	(6,283)
Benefit from income taxes	-	-	48	122
Net loss	$(3,671)	$(2,655)	$(7,526)	$(6,161)
Net loss per share of common stock – Basic and Diluted	(0.44)	(0.38)	(0.91)	(0.90)
Weighted average common shares outstanding – Basic and Diluted (see Note 12)	8,316	7,046	8,302	6,831

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	(3,671)	(2,655)	(7,526)	(6,161)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(89)	33	(133)	109
Other comprehensive (loss) income	(89)	33	(133)	109
Comprehensive loss	$(3,760)	$(2,622)	$(7,659)	$(6,052)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

For the Six Months Ended June 30, 2025 and 2024

(unaudited)

(in thousands)

	Stockholders’ Equity
					Accumulated
	Common Stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income (loss)	equity
Balances as of January 1, 2025	6,651	$7	$184,513	$(177,090)	$114	$7,544
Net loss	—	—	—	(3,855)	—	(3,855)
Other comprehensive income	—	—	—	—	(44)	(44)
Sale of common stock	14	—	217	—	—	217
Financing fees	—	—	(38)	—	—	(38)
Proceeds from the exercise of warrants	725	—	1	—	—	1
Issuance of stock related to employee compensation, net	30	—	—	—	—	—
Share based compensation	—	—	540	—	—	540
Balances as of March 31, 2025	7,420	7	$185,233	$(180,945)	$70	$4,365
Net loss	—	—	—	(3,671)	—	(3,671)
Other comprehensive income	—	—	—	—	(89)	(89)
Options exercised	10	—	45	—	—	45
Financing fees	—	—	(42)	—	—	(42)
Issuance of stock related to employee compensation, net	36	—	—	—	—	—
Share based compensation	—	—	505	—	—	505
Balances as of June 30, 2025	7,466	7	$185,741	$(184,616)	$(19)	$1,113

Balances as of January 1, 2024	6,003	$6	$172,704	$(165,204)	$(64)	$7,442
Net loss	—	—	—	(3,506)	—	(3,506)
Other comprehensive income	—	—	—	—	76	76
Issuance of stock related to employee compensation plan, net of forfeitures	3	—	—	—	—	—
Share based compensation	—	—	484	—	—	484
Balances as of March 31, 2024	6,006	$6	$173,188	$(168,710)	$12	$4,496
Net loss	—	—	—	(2,655)	—	(2,655)
Other comprehensive income	—	—	—	—	33	33
Sale of common stock and warrants	438	—	9,306	—	—	9,306
Financing Fees	—	—	(180)	—	—	(180)
Issuance of stock related to employee compensation plan, net of forfeitures	3	—	—	—	—	—
Share based compensation	—	—	472	—	—	472
Balances as of June 30, 2024	6,447	$6	$182,786	$(171,365)	$45	$11,472

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,526)	$(6,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,045	956
Depreciation and amortization	276	407
Amortization of right of use assets	77	43
Amortization of operating lease liability	250	—
Increase (decrease) in provision for credit losses	541	—
Changes in operating assets and liabilities:
Accounts receivable	13	179
Inventories	249	(93)
Prepaid expenses and other assets	(8)	426
Accounts payable	714	299
Accrued expenses and other current liabilities	(428)	(417)
Operating lease liabilities	(181)	31
Net cash used in operating activities	(4,978)	(4,330)
Cash flows from investing activities:
Sale (purchase) of marketable securities	4,747	(3,928)
Purchase of equipment	(62)	—
Net cash provided by (used in) investing activities	4,685	(3,928)
Cash flows from financing activities:
Sale of common stock and warrants	217	8,300
Financing fees	(80)	(180)
Proceeds from the exercise of options	45	—
Proceeds from exercise of warrants	1	—
Net cash provided by financing activities	183	8,120
Effect of changes in exchange rates on cash and cash equivalents	33	109
Net decrease in cash and cash equivalents and restricted cash	(77)	(29)
Cash, cash equivalents, and restricted cash – beginning of period	3,700	10,581
Cash, cash equivalents, and restricted cash – end of period	$3,623	$10,552
Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$48	122
Interest paid	$5	$7
Supplemental schedule of noncash activity:
Accounts payable paid through issuance of common stock and warrants	$—	$1,006
Right-of-use asset and liability	$—	$3,316

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

Note 2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2025. The results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

(d) Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the balance reflected on the Condensed Consolidated Statement of Cash Flows at June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$3,373	$3,450
Restricted cash	250	250
Total cash, cash equivalents and restricted cash	$3,623	$3,700

As of June 30, 2025, cash equivalents represented funds held in an interest-bearing demand deposit account, U.S. treasury bills, and a money market account.

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its corporate credit card arrangement with Citibank, N.A.

(e) Marketable Securities

Marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other than temporary. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in interest and other income net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in Interest and other income. As of June 30, 2025, marketable securities amounted to $3.8 million and consist of U.S. treasury bills. The Company held $8.5 million of marketable securities at December 31, 2024.

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

Note 3. Liquidity, Significant Risks and Uncertainties

Liquidity

The Company has experienced significant net losses, and it expects to continue to incur net losses for the near future as it works to increase market acceptance of its prescription (Rx) products and general wellness and human performance products. The Company has never been profitable and has incurred net losses and negative cash used in operations each year since its inception. The Company incurred net losses of $7.5 million and $6.2 million and used cash in its operations of $5.0 million and $4.3 million for the six months ended June 30, 2025, respectively.

The Company has historically funded its operations from the sale of its securities. During the six months ended June 30, 2025, the Company received net proceeds of approximately $0.2 million from such sales and as of June 30, 2025, the Company’s cash, cash equivalents, restricted cash and marketable securities totaled $7.4 million (“Cash Position”).

On July 24, 2025, our Form S-3 registration statement (File No. 333-284477), or the 2025 Shelf Registration Statement, was declared effective by the SEC. The 2025 Shelf Registration Statement relates to the potential offering and issuance from time to time of common stock, preferred stock, warrants, rights, debt securities and units, up to an aggregate amount of $100.0 million. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security in any future offering under the 2025 Shelf Registration Statement will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2025 Shelf Registration Statement. As of the date of this Quarterly Report, we have $100.0 million remaining for potential issuance under the 2025 Shelf Registration Statement (including $19.8 million under the Sales Agreement (as defined below)). If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.

On November 29, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), whereby the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20 million by any method deemed to be an “at-the-market” offering (“ATM”) as defined in Rule 415 of the Securities Act, or any other method specified in the Sales Agreement.

On August 4, 2025 (the “LSA Closing Date”), we, and our wholly owned subsidiary, NURO, each as borrowers, entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Avenue Venture Opportunities Fund II, L.P. (“Avenue”), as administrative agent and collateral agent, and as lender, that is secured by a lien on substantially all of our assets, including a negative pledge on intellectual property, subject to limited exceptions, pursuant to the Loan and Security Agreement. The Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $12.0 million (the “Loan Amount”) to be delivered in two tranches (the “Term Loans”). The tranches consist of (i) a term loan advanced to the Company on the LSA Closing Date in an aggregate principal amount of $7.5 million (“Tranche 1”), and (ii) subject to the achievement of certain performance milestones set forth in the Loan and Security Agreement, a right of the Company to request that Avenue make additional term loan advances to the Company in an aggregate principal amount of up to $4.5 million (“Tranche 2”), which right expires on December 31, 2025.

In the second half of 2025, we intend to continue to make targeted investments in sales and marketing to continue driving commercial activities. We have historically funded our operations from the sale of our common stock, and most recently the convertible debt financing with Avenue, and may continue to do so through utilization of the at-the-market facility or other equity or debt transactions if needed. As of the date of this Quarterly Report, the Company had approximately $19.8 million of common stock remaining available for issuance under the Sales Agreement pursuant to the 2025 Shelf Registration Statement.

The Company’s expected cash requirements for the next 12 months from the date these financial statements are issued and beyond are largely based on the commercial success of its products. Based on its current assessment, the Company believes its cash, cash equivalents, restricted cash, and marketable securities, plus the net proceeds from and expected cash flow from operations and access to capital through use of the ATM and Tranche 2 of the Term Loan, will enable it to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued. There remain significant risks and uncertainties regarding the Company’s business, financial condition and results of operations. The Company’s future capital requirements are difficult to forecast and will depend on many factors that are out of its control. If the Company is unable to achieve its planned operating results or maintain sufficient financial resources, including through potential positive cash flow from operations or supplemental access to third-party debt, equity or hybrid capital, its business, financial condition and results of operations may be materially and adversely affected.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue in the United States from the United States Department of Veterans Affairs and United State Department of Defense, or VA, pursuant to its qualifying contract under the Federal Supply Schedule, or FSS, and open market sales to individual VA facilities. For the three months ended June 30, 2025 and 2024, sales to the VA accounted for 71.8% and 74.5% of net sales, respectively. For the six months ended June 30, 2025 and 2024, sales to the VA accounted for 71.1% and 72.9% of net sales, respectively.

For the three and six months ended June 30, 2025 and 2024, Lovell Government Services, or Lovell, accounted for more than 10% of our VA net sales. During the three and six months ended June 30, 2025, sales associated with no single facility accounted for more than 10% of the total VA net sales. One facility accounted for more than 10% of the total VA net sales during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2025 and 2024, one facility accounted for more than 10% of net sales from the United Kingdom National Health Service (“NHS”).

Foreign Currency Exchange

The Company has foreign currency exchange risks related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in the functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4. Revenue

The following tables present product net sales disaggregated by Channel and Geographic Market (in thousands):

	Three months ended June 30,
Channel:	2025	2024
Rx gammaCore – VA	$5,185	$4,572
Rx gammaCore - U.S. Commercial	394	476
Rx Quell – VA	114	-
Quell – U.S. Commercial	48	-
Outside the United States	465	464
Truvaga	994	572
Total before TAC-STIM	7,200	6,084
TAC-STIM	181	55
Total Net Sales	$7,381	$6,139

	Six months ended June 30,
Channel:	2025	2024
Rx gammaCore – VA	$9,906	$8,447
Rx gammaCore - U.S. Commercial	683	909
Rx Quell – VA	114	-
Quell – U.S. Commercial	48	-
Outside the United States	978	913
Truvaga	2,100	957
Total before TAC-STIM	13,829	11,226
TAC-STIM	271	356
Total Net Sales	$14,100	$11,582

Geographic Market:	Three months ended June 30,
Product revenue	2025	2024
United States	$6,895	$5,675
United Kingdom	433	427
Other	36	22
License revenue
Japan	17	15
Total Net Sales	$7,381	$6,139

Geographic Market:	Six months ended June 30,
Product revenue	2025	2024
United States	$13,101	$10,669
United Kingdom	884	812
Other	83	67
License revenue
Japan	32	34
Total Net Sales	$14,100	$11,582

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Note 5. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents, restricted cash and marketable securities as of June 30, 2025 and December 31, 2024.

As of June 30, 2025

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash, cash equivalents and restricted cash	$3,623	$—	$—	$3,623

Marketable Securities:
U.S. Treasury Bills	3,772	—	—	3,772
Total marketable securities	3,772	—	—	3,772

Total cash, cash equivalents, restricted cash and marketable securities	$7,395	$—	$—	$7,395

As of December 31, 2024

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash, cash equivalents and restricted cash	$3,700	$—	$—	$3,700

Marketable Securities:
U.S. Treasury Bills	8,519	—	—	8,519
Total marketable securities	8,519	—	—	8,519

Total cash, cash equivalents, restricted cash and marketable securities	$12,219	$—	$—	$12,219

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6. Fair Value Measurements

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
June 30, 2025	Total	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents and restricted cash	$3,623	$3,623	$—	$—
Marketable Securities:
U.S. treasury bills	3,772	3,772	—	—
Total cash, cash equivalents, restricted cash and marketable securities	$7,395	$7,395	$—	$—

		Fair Value Hierarchy
December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents and restricted cash	$3,700	$3,700	$—	$—
Marketable Securities:
U.S. treasury bills	8,519	8,519	—	—
Total cash, cash equivalents and restricted cash	$12,219	$12,219	$—	$—

As of June 30, 2025, the Company’s Marketable securities in the amount of $3.8 million were carried at fair value in accordance with Level 1 as described above. As of June 30, 2025 and December 31, 2024, the Company had no financial assets or liabilities that required valuation in accordance with the levels described above. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and six months ended June 30, 2025, and year ended December 31, 2024. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.

Note 7. Inventories

As of June 30, 2025 and December 31, 2024, inventories consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$1,010	$923
Work in process	28	193
Finished goods	389	560
Total inventories	$1,427	$1,676

The reserve for obsolete inventory was $0.5 million and $0.6 million as of June 30, 2025 and December 31, 2024, respectively. The Company records charges for obsolete inventory in cost of goods sold. Inventory classified under the category “Work in process” consists of prefabricated assembled product.

Note 8. Leases

For the three and six months ended June 30, 2025, the Company recognized lease expenses of approximately $178,000 and $356,000, respectively. For the three and six months ended June 30, 2024, the Company recognized lease expenses of approximately $61,000 and $99,000, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

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

On May 1, 2025, the Company completed the acquisition of NURO, pursuant to the terms of the Agreement and Plan of Merger dated as of December 17, 2024 (the “Merger Agreement”), with NURO surviving as a wholly-owned subsidiary of the Company. On July 14, 2025, NURO entered into the Amendment to Lease #1 to a lease with Cummings Properties, LLC providing for early termination of NURO’s Woburn, Massachusetts lease on July 30, 2025, which otherwise would have expired on September 15, 2025.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Supplemental Balance Sheet Information for Operating Leases:

(in thousands)	June 30, 2025	December 31, 2024
Operating leases:
Operating lease right of use assets	$3,663	$3,739
Operating lease liabilities:
Current portion of operating lease liabilities	405	361
Noncurrent operating lease liabilities	3,828	3,775
Total operating lease liabilities	$4,233	$4,136
Weighted average remaining lease term (in years)	14.0	14.5
Weighted average discount rate	13.5%	13.5%

Future lease payments as of June 30, 2025:

(in thousands)
Remainder of 2025	$187
2026	530
2027	625
2028	649
2029	663
2030 and thereafter	7,736
Total future lease payments	10,390
Less: Amounts representing interest	(6,157)
Total	$4,233

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Accrued professional fees	$900	$598
Accrued bonuses and incentive compensation	1,856	2,886
Accrued litigation legal fees	1,155	1,163
Accrued insurance expense	—	205
Accrued research and development expenses	655	655
Accrued vacation and other employee related expenses	811	781
Accrued tax expenses	512	382
Deferred revenue	68	78
Accrued acquisition related expenses	349	—
Other	340	216
	$6,646	$6,964

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

During the three and six months ended June 30, 2025, the Company recognized $4,500 and $9,500 in aggregate interest expense related to the Company’s finance and security agreements, respectively. During the three and six months ended June 30, 2024, the Company recognized $4,300 and $8,500 in aggregate interest expense related to the Company’s finance and security agreements, respectively.

On July 7, 2025, the Company and First Insurance Funding entered into a Commercial Insurance Premium Finance Agreement (the “2025 Finance Agreement”). The 2025 Finance Agreement provides for a single borrowing of approximately $452,000 with a ten-month term and an annual interest rate of 6.55%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company’s insurance policies. The amounts payable are secured by the Company’s rights under such policies. Beginning July 2025, the Company began paying monthly installments of approximately $45,000.

Note 10. Shareholders’ Equity

At-the-Market Facility

On November 29, 2024, we entered into the Sales Agreement with Wainwright. Under the Sales Agreement, the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate offering price of up to $20 million during the term of the Sales Agreement through Wainwright, acting as sales agent. The Company intends to use the net proceeds from any offering pursuant to the Sales Agreement to continue to fund sales and marketing, working capital and for other general corporate purposes. During the six months ended June 30, 2025 the company sold 14,265 shares of common stock for gross proceeds of approximately $217,000. This amount has been offset by financing fees of approximately $80,000.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Stock Purchase Warrants

The following table presents a summary of stock purchase warrants outstanding as of June 30, 2025:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2025	1,497	$5.31	4.2	$16,489
Stock purchase warrants granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding, June 30, 2025	1,497	$5.31	3.7	$832
Exercisable, June 30, 2025	1,497	$5.31	3.7	$832

A total of 883,433 pre-funded warrants were excluded from this table. During the six months ended June 30, 2025 investors exercised 725,000 pre-funded warrants.

Note 11. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Due to their nominal exercise price of $0.001 per share, 883,433 and 1,608,433 pre-funded warrants are considered common stock equivalents during the three and six months ended June 30, 2025 and 2024, respectively, and are included in weighted average shares outstanding in the accompanying condensed consolidated statement of operations as of the applicable purchase date. Stock unit awards, stock options, and warrants (other than the pre-funded warrants) have not been included in the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect.

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Three and Six months ended June 30,
(in thousands)	2025	2024
Stock options	530	498
Stock units	453	422
Stock purchase warrants	1,497	1,640
	2,480	2,560

Note 12. Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey’s Department of the Treasury - Division of Taxation NOL Transfer Program. For the six months ended June 30, 2025 and 2024 the Company received net cash payments of $48,000 and $122,000, respectively from the sale of its New Jersey state net operating losses.

Note 13. Stock Based Compensation

The following table presents a summary of outstanding stock options as of June 30, 2025:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2025	548	$31.39	6.7	$510
Exercised	(10)	4.50
Cancelled	(4)	22.97
Expired	(4)	33.60
Outstanding, June 30, 2025	530	31.94	6.5	144
Exercisable, June 30, 2025	428	$38.33	6.1	$78

The intrinsic value is calculated as the difference between the fair market value at June 30, 2025 and the exercise price per share of the stock option. The options granted to employees generally vest over a three year period.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the six months ended June 30, 2025:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2025	459	$6.86
Granted	84	15.80
Vested and delivered	(66)	7.07
Cancelled	(24)	7.23
Outstanding, June 30, 2025	453	$8.46

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

The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended June 30,
(in thousands)	2025	2024
Selling, general and administrative	$482	$440
Research and development	8	21
Cost of goods sold	15	11
Total expense	$505	$472

	Six months ended June 30,
(in thousands)	2025	2024
Selling, general and administrative	$982	$879
Research and development	31	56
Cost of goods sold	32	21
Total expense	$1,045	$956

Total unrecognized compensation cost related to unvested awards as of June 30, 2025 was $2.1 million and is expected to be recognized over the next two years.

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

2025 CVR Agreement

On May 1, 2025 (the “Closing Date”), the Company completed its previously announced acquisition of NURO (following consummation of the Merger, the “Surviving Corporation”), pursuant to the terms of the Merger Agreement by and among the Company, NURO, and Nexus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”).

Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into NURO, with NURO surviving as a wholly-owned subsidiary of the Company (the “Merger”).

Immediately prior to the effective time (the “Effective Time”) of the Merger, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”), pursuant to which the holders (each, a “Holder”) of (i) shares of common stock, par value $0.0001 per share, of NURO (the “NURO Common Stock”) outstanding immediately prior to the Effective Time, outstanding awards of restricted stock with respect to shares of NURO Common Stock, outstanding at the Effective Time, and each NURO restricted stock unit outstanding at the Effective Time, as well as all issued and outstanding shares of NURO’s preferred stock, par value $0.001 per share, outstanding at the Effective Time, and each stock option granted by NURO to purchase NURO Common Stock, outstanding and unvested immediately prior to the Effective Time, if and when applicable under the terms of the Merger Agreement, may become entitled to contingent cash payments (each, a “Contingent Payment”) that net of, minus certain transaction expenses, will equal (1) 8% of the Quell Net Sales (as defined in the CVR Agreement) during the first 12-month period after the Closing Date, in an amount up to $500,000 (the “First Quell Net Sales Payment”), but if 8% of the Quell Net Sales during such period is less than $25,000, the First Quell Net Sales Payment shall be zero; (2) 6% of the Quell Net Sales during the second 12-month period after the Closing Date, an amount up to $500,000 minus the amount of the First Quell Net Sales Payment (the “Second Quell Net Sales Payment”), but if 6% of the Quell Net Sales during such second period is less than $25,000, the Second Quell Net Sales Payment shall be zero; and (3) the amounts received by the Company after the Effective Time pursuant to any Disposition Agreement (as defined in the CVR Agreement) signed prior to the Effective Time with respect to NURO’s DPNCheck® Business.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Under the CVR Agreement, the Rights Agent has, and Holders of at least 20% of the CVRs then-outstanding have, certain rights to audit and enforcement on behalf of all Holders of the CVRs. The Company shall cause NURO to use commercially reasonable efforts to consummate transactions contemplated by any Disposition Agreement, as such efforts are further described in the CVR Agreement.

The CVR Agreement has a term commencing on the Effective Date and ending on the earlier of (a) December 31 of the calendar year in which Company shall have caused to be paid to the Holders pursuant to the terms of the CVR Agreement all Distributions (as defined in the CVR Agreement) with respect to all payments (including any contingent payments) contemplated to be made by the applicable buyer pursuant to any Disposition Agreement, and (b) December 31, 2030.

See “Note 17 – Acquisition” for additional information about the Merger.

Note 15. Related Party Transactions

In 2023, an executive of the Company co-founded the Vagus Nerve Society, an academic society dedicated to the ongoing education and training of scientists and clinicians and the power of the vagus nerve and its application in a broad spectrum of health-related conditions. During the three and six months ended June 30, 2025, the Company incurred aggregate expenses of $30,000 and $90,000, respectively, for unrestricted and directed educational grants to the Vagus Nerve Society.

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

The following table provides the non-GAAP operating financial results of the Bioelectronic Innovations segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales *	$7,381	$6,139	$14,100	$11,582
Cost of goods sold	939	838	1,952	1,726
Gross profit	6,442	5,301	12,148	9,856
Operating expenses
Research and development	511	635	1,153	1,034
General and administrative	4,552	3,542	8,885	7,512
Sales and marketing	4,885	3,715	9,438	7,750
Total operating expenses	9,948	7,892	19,476	16,296
Loss from operations	(3,506)	(2,591)	(7,328)	(6,440)
Other (income) expense
Interest and other income	(68)	(55)	(151)	(280)
Other expense	233	119	397	123
Total other expense (income)	165	64	246	(157)
Loss before income taxes	(3,671)	(2,655)	(7,574)	(6,283)
Benefit from income taxes	-	-	48	122
Net loss	$(3,671)	$(2,655)	$(7,526)	$(6,161)

*	See Note 4 Revenue for geographical and disaggregation information.

Note 17. Acquisitions

On the Closing Date, the Company completed its previously announced acquisition of NURO, pursuant to the terms of the Merger Agreement by and among the Company, NURO, and Nexus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company.

Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into NURO, with NURO surviving as a wholly-owned subsidiary of the Company.

See “Note 14 – Commitments and Contingencies” for additional information.

Note 18. Legal Proceedings

UAB Pulsetto v. electroCore, Inc.

On June 11, 2025, UAB Pulsetto (“Pulsetto”) filed a declaratory judgment action against the Company in the United States District Court for the District of New Jersey, captioned UAB Pulsetto v. electroCore, Inc., Civ. No. 25-10036 (D.N.J.), asserting that its non-invasive vagus nerve stimulation product does not infringe the Company’s U.S. Patent No. 11,446,491 (the “491 Patent”).

On July 16, 2025, the Company filed a responsive pleading, answering the complaint and asserting counterclaims, that Pulsetto’s non-invasive vagus nerve stimulation product infringes the ‘491 Patent, as well as the Company’s U.S. Patent Nos. 8,948,873, 9,339,653, 10,874,857, 8,843,210, 9,242,092, 11,623,078, and 10,441,780, as well as claims that Pulsetto’s commercial conduct has infringed and continues to infringe the Company’s Truvaga™ and gammaCore® trademarks, and committed acts of false advertising and unfair competition in violation of state and federal law. The lawsuit is in its early stages as discovery has not begun.

Note 19. Subsequent Events

See “Note 3 – Liquidity, Significant Risks and Uncertainties” and “Item 5. Other Information” for information regarding the Loan and Security Agreement entered into with Avenue on August 4, 2025, and related transactions.

See “Note 18 – Legal Proceedings” for information regarding the Pulsetto action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

You should read this section in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report and our Quarterly Report for the period ended March 31, 2025,and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those under the caption “Risk Factors” in the aforementioned Annual Report and this Quarterly Report.

We are a commercial stage bioelectronic technology company whose mission is to improve health and quality of life through innovative non-invasive bioelectronic technologies. The Company’s two leading prescription products, gammaCore non-invasive vagus nerve stimulation (“nVNS”) and Quell neurostimulator (“Quell”), treat chronic pain syndromes through non-invasive neuromodulation technology Additionally, the Company commercializes its Truvaga products, handheld, personal use nVNS products, utilizing bioelectronic technologies, to promote general wellness and human performance.

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

Historically, vagus nerve stimulation or VNS, required an invasive surgical procedure to implant a costly medical device. This has generally limited VNS from being used by anyone other than the most severe patients. Our non-invasive bioelectronic nVNS technologies are self-administered and intended for regular or intermittent use over many years.

Our capabilities include product development, regulatory affairs and compliance, sales and marketing, product testing, electromechanical assembly, fulfillment, and customer support. We derive revenues from the sale of products in the United States and select overseas markets. We have two principal product categories:

●	Handheld, personal use bioelectronic therapies for the management and treatment of certain medical conditions such as primary headache; and

●	Handheld, personal use consumer products utilizing bioelectronic technologies to promote general wellness and human performance.

We believe our bioelectronic technologies may be used in the future to effectively treat additional medical conditions.

Our goal is to be a leader in non-invasive neuromodulation to deliver better health. To achieve this, we offer multiple propositions:

●	Prescription gammaCore bioelectronic therapy for the treatment of certain prescription U.S. Food and Drug Administration (“FDA”) cleared medical conditions such as primary headache;

●	Prescription Quell Fibromyalgia authorized to treat the symptoms of fibromyalgia;

●	Truvaga for the support of general health and wellbeing; and

●	TAC-STIM for human performance.

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

We offer two versions of our bioelectronic technology to support general health and wellbeing. Truvaga 350 is a personal use consumer electronics general wellness product and Truvaga Plus, which was launched in April 2024, is our next generation, app-enabled general wellness product. Neither product requires a prescription, and are available direct-to-consumer from electroCore at www.truvaga.com or through online retailers.

The TAC-STIM handset is a form of nVNS for human performance and has been developed in collaboration with the United States Department of Defense Biotech Optimized for Operational Solutions and Tactics, or BOOST program. TAC-STIM handsets are available as a Commercial Off the Shelf (COtS) solution to professional organizations and are the subject of ongoing research and evaluation within the United States Air Force Special Operations Command, the United States Army Special Operations Command and at the United States Air Force Research Laboratory.

Truvaga and TAC-STIM are intended for general wellness in compliance with the FDA guidance document entitled “General Wellness: Policy for Low-Risk Devices; Guidance for Industry and FDA Staff, issued on September 27, 2019.” Truvaga and TAC-STIM handsets are not intended to diagnose, treat, cure, or prevent any disease or medical condition.

In 2021, Quell received Breakthrough Device Designation from the FDA for a fibromyalgia indication. A pivotal double-blind, randomized, sham-controlled clinical study of Quell Fibromyalgia was completed, and a, FDA 510(k) de novo marketing authorization was obtained from the FDA in 2022.

See “Item 1 – Business – De Novo Classification Process” and “Item 1.A – Risk Factors” of our Annual Report for additional information on the FDA’s 510(k) de novo classification and marketing authorization processes.

Quell Fibromyalgia is a prescription medical device sold in the United States and indicated for use as an aid for reducing the symptoms of fibromyalgia in adults with high pain sensitivity. Quell is a wearable neuromodulation technology for chronic pain, has been refined with feedback from over 200,000 chronic pain patients and is protected by over 20 U.S. utility patents. Patients control and personalize the technology with a mobile phone app, and their utilization of the devices and certain clinical metrics may be tracked in the Quell Health Cloud. Prescriptions for Quell Fibromyalgia are written by a health care provider and dispensed from a specialty pharmacy, through the patient’s healthcare system, or shipped directly to certain patients in the United States from our facility in Rockaway, NJ. After the initial prescription is filled, access to additional electrodes can be refilled without the need of a prescription. There is also a small legacy customer base utilizing the Quell Relief over-the-counter product for broader pain.

Our two largest customers by revenue are the United States Department of Veterans Affairs and United States Department of Defense, or VA, and the United Kingdom National Health Service, or NHS, utilizing our FDA cleared and CE marked product, gammaCore. We began offering Quell Fibromyalgia to our VA customers in May 2025.

Sales to the VA comprised 71.8% and 71.1% of our revenue during the three and six months ended June 30, 2025, respectively. The majority of our 2024 sales were made pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, which was secured by us in December 2018 (the “Original FSS Contract”), as well as open market sales to individual facilities within the government channel. In March 2025, we entered into a new FSS contract which became effective on June 15, 2025, and runs through June 14, 2030.

In August 2023, we signed a non-exclusive distribution agreement with Lovell providing Lovell the right to list and distribute certain gammaCore products into the federal market. Lovell is a Service-Disabled Veteran-Owned Small Business (SDVOSB) offering medical and pharmaceutical goods and services to federal healthcare providers. Listing products with Lovell is intended to streamline the sales process to a variety of government procurement channels through Lovell’s compliance with contracting regulations and its provision of logistical solutions connected directly into government contracting portals, all of which are intended to help government agencies meet their SDVOSB procurement goals. Customers for these vehicles are federal healthcare systems such as the Veterans Health Administration (VHA, which includes the VA), the Military Health System (MHS), and Indian Health Services (IHS), which we believe serve up to approximately 21 million patients combined. In May 2025, we added Quell Fibromyalgia to the Lovell contracting platform.

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

Sales under the UK Med Tech Funding Mandate, or MTFM, for cluster headache in the UK comprised 4.9% and 5.1% of our revenue during the three and six months ended June 30, 2025, respectively. We plan on continuing use of this program. In 2023, NHS granted a two-year extension in which our prescription gammaCore therapy will continue to be listed in the NHS catalog. This extension is through March 17, 2026 with an option for us to extend an additional two years. In 2025, we expect NICE to review the guidance document and any changes in recommendation or pricing may adversely impact our ability to work with NHS England on the MTFM program and could have an adverse impact on our financial results. We continue to utilize distribution partners to commercialize our nVNS technology in selected territories outside the United States and United Kingdom.

We believe there may be significant opportunities beyond these two areas. Specifically, we believe there may be a large commercial opportunity for our gammaCore and Quell bioelectronic therapies with additional insurance covered lives, cash pay, physician dispense, and direct-to-consumer approaches, along with wellness and human performance propositions through our Truvaga and TAC-STIM handsets. Therefore, we will continue our investments to expand our efforts in these channels and markets in 2025.

On May 1, 2025, we acquired NURO. NURO is a commercial stage healthcare company that develops and commercializes neurotechnology devices to address unmet needs in the chronic pain market through its Quell® platform: a wearable, app and cloud-enabled neuromodulation platform that is indicated for the treatment of fibromyalgia symptoms (Quell Fibromyalgia) and lower-extremity chronic pain (Quell 2.0). The transaction closed on May 1, 2025. The transaction excluded NURO’s DPNCheck® technology and business, which was divested by NURO prior to closing of the transaction.

We face a variety of challenges and risks that we will need to address and manage as we pursue our strategies, including our ability to develop and retain an effective sales force, achieve market acceptance of our gammaCore medical device among clinicians, patients, and third-party payers, expand the use of our medical devices to additional therapeutic indications, and to develop our nascent wellness and human performance businesses.

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

We launched a direct-to-consumer wellness offering, Truvaga, and we remain subject to risks associated with the commercialization of our Truvaga product offering, including those associated with selling Truvaga through ecommerce marketplaces. Selling products through large, well established ecommerce marketplaces presents several risks including inventory management challenges, broader competition, potential account suspensions, and the risk of losing control over brand identity, value perception, and customer relationships. While we intend to monitor commercialization efforts through these marketplaces, there can be no assurance that we can respond adequately to reviews on public forums, or at all on third-party forums, which may cause a loss of control over our brand identity, value perception and customer relationships, and any inability to respond adequately may negatively impact our operating results.

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

Results of Operations

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024:

	For the three months ended June 30,
	2025	2024	Change
(in thousands)
Consolidated statements of operations:
Net sales	$7,381	$6,139	$1,242
Cost of goods sold	939	838	101
Gross profit	6,442	5,301	1,141
Gross margin	87%	86%
Operating expenses
Research and development	511	635	(124)
Selling, general and administrative	9,437	7,257	2,180
Total operating expenses	9,948	7,892	2,056
Loss from operations	(3,506)	(2,591)	(915)
Other (income) expense
Interest and other income	(68)	(55)	(13)
Other expense	233	119	114
Total other expense (income)	165	64	(101)
Loss before income taxes	(3,671)	(2,655)	(1,016)
Benefit from income taxes	-	-	-
Net loss	$(3,671)	$(2,655)	$(1,016)

Net Sales

Net sales for the three months ended June 30, 2025 increased 20%, as compared to the three months ended June 30, 2024. The increase of $1.2 million is due to an increase in net sales of prescription products sold into the VA and revenue from the sales of our nonprescription general wellness Truvaga and TAC-STIM products. We expect that the majority of our remaining 2025 fiscal year revenue will continue to come from the prescription products sold into the VA and the Truvaga direct-to-consumer product offering. See the above Overview for discussion regarding our FSS contract with the VA.

The following table sets forth our product net sales:

(in thousands)	Three months ended June 30,
Product	2025	2024
Rx gammaCore - VA	$5,185	$4,572
Rx gammaCore - U.S. Commercial	394	476
Rx Quell - VA	114	-
Quell – U.S. Commercial	48	-
Outside the United States	465	464
Truvaga	994	572
Total before TAC-STIM	7,200	6,084
TAC-STIM	181	55
Total Revenue	$7,381	$6,139

Gross Profit

Gross profit increased by $1.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Gross margin was 87% and 86% for the three months ended June 30, 2025 and 2024, respectively. The increase in gross profit is attributable to the increased net sales and product mix. Gross profit and gross margin for the remainder of 2025 will be largely dependent on revenue levels, product mix, and any changes in the estimated useful lives of licensed devices.

Research and Development

Research and development expense in the second quarter of 2025 was $0.5 million, as compared to $0.6 million in the second quarter of 2024. This decrease was primarily due to reduced development costs in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. For the remainder of 2025, we expect our research and development expense to be higher than the comparable periods in 2024.

Selling, General and Administrative

Selling, general and administrative expense of $9.4 million for the three months ended June 30, 2025 increased by $2.1 million, or 30%, as compared to $7.3 million for the previous year period. This increase was primarily due to our greater investment in selling and marketing costs consistent with our increase in sales, $548,000 of bad debt expense associated with a TAC-STIM receivable, increased expenses associated with professional fees, and increased rent expense associated with the lease expansion. For the remainder of 2025, we plan on continuing to make targeted investments in sales and marketing to support our commercial efforts, particularly around sales and marketing efforts across all major U.S. channels.

Other Expense (Income)

Total other expense was $165,000 for the three months ended June 30, 2025, which consisted primarily of non-recurring expenses, including professional fees in connection with the NURO acquisition, as compared to total other expense of $64,000 for the three months ended June 30, 2024, which consisted primarily of a one-time expense associated with termination of an agreement.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

The following table sets forth amounts from our condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024	Change
(in thousands)
Consolidated statements of operations:
Net sales	$14,100	$11,582	$2,518
Cost of goods sold	1,952	1,726	226
Gross profit	12,148	9,856	2,292
Gross margin	86%	85%
Operating expenses
Research and development	1,153	1,034	119
Selling, general and administrative	18,323	15,262	3,061
Total operating expenses	19,476	16,296	3,180
Loss from operations	(7,328)	(6,440)	(888)
Other (income) expense
Interest and other income	(151)	(280)	129
Other expense	397	123	274
Total other expense (income)	246	(157)	403
Loss before income taxes	(7,574)	(6,283)	(1,291)
Benefit from income taxes	48	122	(74)
Net loss	$(7,526)	$(6,161)	$(1,365)

Net Sales

Net sales for the six months ended June 30, 2025 increased 22% as compared to the six months ended June 30, 2024. The increase of $2.5 million is due to an increase in net sales of prescription products sold into the VA and outside the United States, and revenue from the sales of our nonprescription general wellness Truvaga products. We expect that the majority of our remaining 2025 fiscal year revenue will continue to come from the prescription products sold into the VA and the Truvaga direct-to-consumer product offering. See the above Overview for discussion regarding our FSS contract with the VA.

The following table sets forth our product net sales:

(in thousands)	Six months ended June 30,
Product	2025	2024
Rx gammaCore - VA	$9,906	$8,447
Rx gammaCore - U.S. Commercial	683	909
Rx Quell – V.A.	114	-
Quell – U.S. Commercial	48	-
Outside the United States	978	913
Truvaga	2,100	957
Total before TAC-STIM	13,829	11,226
TAC-STIM	271	356
Total Revenue	$14,100	$11,582

Gross Profit

Gross profit increased by $2.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Gross margin was 86% and 85% for the six months ended June 30, 2025 and 2024, respectively. The increase in gross profit is attributable to the increased net sales and product mix. Gross profit and gross margin for the remainder of 2025 will be largely dependent on revenue levels, product mix, and any changes in the estimated useful lives of licensed devices.

Research and Development

Research and development expense for the six months ended June 30, 2025 was $1.2 million, as compared to $1.0 million during the six months ended June 30, 2024. This increase was primarily due to an increase in headcount and certain clinical trial activities in the first quarter of 2025 as compared to the first quarter of 2024. For the remainder of 2025, we expect our research and development expense to be higher than the comparable periods in 2024.

Selling, General and Administrative

Selling, general and administrative expense of $18.3 million for the six months ended June 30, 2025 increased by $3.0 million, or 20%, as compared to $15.3 million for the previous year period. This increase was primarily due to our greater investment in selling and marketing costs consistent with our increase in sales, an increase in separation costs associated with select headcount reductions, bad debt expense associated with a TAC-STIM receivable, increased expenses associated with professional fees, and increased rent expense associated with the lease expansion. For the remainder of 2025, we plan on continuing to make targeted investments in sales and marketing to support our commercial efforts, particularly around sales and marketing efforts across all major U.S. channels.

Other Expense (Income)

Total other expense was $246,000 for the six months ended June 30, 2025, which consisted primarily of non-recurring expenses, including professional fees in connection with the NURO acquisition, as compared to total other income of $157,000 for the six months ended June 30, 2024, which consisted primarily of interest income.

Benefit from Income Taxes

We may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey’s Department of the Treasury - Division of Taxation NOL Transfer Program. For the six months ended June 30, 2025 and 2024 the Company received net cash payments of $48,000 and $122,000, respectively, from the sale of its New Jersey state net operating losses.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the six months ended June 30,
	2025	2024
(in thousands)
Net cash (used in) provided by
Operating activities	$(4,978)	$(4,330)
Investing activities	$4,685	$(3,928)
Financing activities	$183	$8,120

Operating Activities

Net cash used in operating activities was $5.0 million and $4.3 million for the six months ended June 30, 2025 and 2024, respectively. This increase is primarily due to the decrease in our net loss adjusted for non-cash expense items and certain working capital changes consisting primarily of decreases in accrued expenses and operating lease liabilities and increases in inventories and prepaid expenses and other assets.

Investing Activities

Net cash provided by investing activities was $4.7 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively. This increase is primarily due to proceeds from the sale of marketable securities.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $0.2 million attributable to utilization of our at-the-market facility pursuant to the Sales Agreement. During the six months ended June 30, 2024, net cash provided by financing activities was $8.1 million which was attributable to the entering into a registered direct offering and concurrent private placements, which closed on June 5, 2024.

Liquidity Outlook

We have experienced significant net losses, and we expect to continue to incur net losses for the near future as we work to increase market acceptance of our gammaCore therapy and general wellness and human performance products. We have never been profitable and we have incurred net losses and negative cash used in operations in each year since our inception. We incurred net losses of $7.5 million and $6.2 million and used cash in our operations of $5.0 million and $4.3 million for the six months ended June 30, 2025 and 2024, respectively.

We have historically funded our operations from the sale of our securities. During the six months ended June 30, 2025, we received net proceeds of approximately $0.2 million from such sales and as of June 30, 2025, our cash, cash equivalents, restricted cash and marketable securities totaled $7.4 million.

On November 29, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), whereby the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20 million by any method deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act, or any other method specified in the Sales Agreement. During the six months ended June 30, 2025, the Company sold 14,265 shares of its common stock at a weighted average price of $15.20 per share, net of issuance costs for $0.2 million in net proceeds, pursuant to the Sales Agreement.

On August 4, 2025, we, and our wholly owned subsidiary, NURO, each as borrowers, entered into the Loan and Security Agreement with Avenue that is secured by a lien on substantially all of our assets, including a negative pledge on intellectual property, subject to limited exceptions, pursuant to the Loan and Security Agreement. The Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $12.0 million (the “Loan Amount”) to be delivered in two tranches (the “Term Loans”). The tranches consist of (i) a term loan advanced to the Company on August 4, 2025 in an aggregate principal amount of $7.5 million (“Tranche 1”), and (ii) subject to the achievement of certain performance milestones set forth in the Loan and Security Agreement, a right of the Company to request that Avenue make additional term loan advances to the Company in an aggregate principal amount of up to $4.5 million (“Tranche 2”) which right expires on December 31, 2025.

In 2025, we intend to continue to make targeted investments in sales and marketing to continue driving commercial activities. We have historically funded our operations from the sale of our common stock, and most recently the convertible debt financing with Avenue, and may continue to do so through utilization of the at-the-market facility or other equity or debt transactions if needed. As of the date of this Quarterly Report, the Company had approximately $19.8 million of common stock remaining available for issuance under the Sales Agreement.

The Company’s expected cash requirements for the next 12 months from the date these financial statements are issued and beyond are largely based on the commercial success of its products. Based on its current assessment, the Company believes its cash, cash equivalents, restricted cash, and marketable securities, plus the net proceeds from Tranche 1 of the Term Loan, and expected cash flow from operations and access to capital through the use of the ATM and Tranche 2 of the Term Loan will enable it to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued. There remain significant risks and uncertainties regarding the Company’s business, financial condition and results of operations. The Company’s future capital requirements are difficult to forecast and will depend on many factors that are out of its control. If the Company is unable to achieve its planned operating results or maintain sufficient financial resources, including through potential positive cash flow from operations or supplemental access to third-party debt, equity or hybrid capital, its business, financial condition and results of operations may be materially and adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop our products in the United States and sell those products into several countries. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in UK are denominated in British Pound Sterling and our license agreement with Teijin Limited is denominated in Japanese Yen. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase. In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three and six months ended June 30, 2025.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2025.

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

As required by Rule 13a-15(b) and 15d-15(f) of the Exchange Act, an evaluation as of June 30, 2025 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2025 were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the six months ended June 30, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information set forth in Note 18. Legal Proceedings of the condensed consolidated financial statements included in this Quarterly Report is incorporated here by reference to this Part II Item 1.

Item 1A.

RISK FACTORS

You should carefully consider the risk factors included in Item 1A. of the Annual Report, in addition to the following risk factors, and the other information in this Quarterly Report, including the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the Annual Report, the following risk factors and the risks described elsewhere in this Quarterly Report occur, our business, operating results and financial condition could be seriously harmed. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in the Annual Report, below and elsewhere in this Quarterly Report.

The terms of our Loan and Security Agreement with Avenue Venture Opportunities Fund II, L.P. require us to meet certain operating covenants and place certain restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On August 4, 2025, we, and our wholly owned subsidiary, NURO, each as borrowers, entered the Loan and Security Agreement with Avenue, as administrative agent and collateral agent, and as lender, that is secured by a lien on substantially all of our assets, including a negative pledge on intellectual property, subject to limited exceptions, pursuant to the Loan and Security Agreement.

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. We could in the future incur additional indebtedness beyond our borrowings under the Loan and Security Agreement. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on the incurrence of additional debt and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of the Loan and Security Agreement, Avenue may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we were to be liquidated, Avenue’s rights to repayment would be senior to the rights of the holders of our common stock. Avenue could declare an event of default upon the occurrence of any circumstance or circumstances that could reasonably be expected to have a Material Adverse Effect (as defined under the Loan and Security Agreement). Any declaration by Avenue of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

Our existing or future debt could have significant adverse consequences, including:

●	requiring us to dedicate a substantial portion of cash flow from operations or cash on hand to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts, and other general corporate purposes;
●	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing; and
●	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

In order to satisfy our current and future debt service obligations, we will be required to raise funds from external sources. We may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. Our failure to satisfy our current and future debt obligations could adversely affect our financial condition and results of operations.

Risks of doing business through e-commerce marketplaces.

We have recently launched a direct-to-consumer wellness offering, Truvaga, and we remain subject to risks associated with the commercialization of our Truvaga product offering, including those associated with selling Truvaga through e-commerce marketplaces. Selling products through large, well established e-commerce marketplaces presents several risks including inventory management challenges, broader competition, potential account suspensions, and the risk of losing control over brand identity, value perception, and customer relationships. While we intend to monitor commercialization efforts through these marketplaces, there can be no assurance that we can respond adequately to reviews on public forums that may cause a loss of control over our brand identity, value perception and customer relationships, and any inability to respond adequately may negatively impact our financial results. In addition, our business may be adversely affected if online marketplaces, such as has been the case recently with Amazon, remove our products on the basis that they are classified as medical devices requiring FDA clearance or registration. Such removal can significantly disrupt our sales channels, reduce product visibility, and impair revenue generation, particularly if online sales constitute a substantial portion of our sales and marketing strategy. While we intend to appeal Amazon’s decision, the appeals process is uncertain, time-consuming, and may not result in reinstatement. Prolonged or permanent removal could lead to inventory write-downs, loss of market share, reputational harm, and increased compliance costs. Additionally, similar actions by other e-commerce platforms or heightened regulatory scrutiny could further restrict market access, adversely impacting our business, financial condition, and results of operations.

Our failure to meet Nasdaq’s continued listing standards could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

Pursuant to Nasdaq Listing Rule 5550(b), in order to maintain our listing on Nasdaq, we are required to continue to meet one of the following continued listing standards: (i) net income from continuing operations (in the most recently completed fiscal year or in two of the three most recently completed fiscal years) of at least $500,000 (the “Net Income Standard”); (ii) market value of listed securities of at least $35 million (the “Market Value Standard”); or (iii) stockholders’ equity of at least $2.5 million (the “Equity Standard”).

As of June 30, 2025, our stockholders’ equity was less than $2.5 million and therefore less than the Equity Standard. As a result, if Nasdaq determines that we do not meet either of the Net Income Standard or the Market Value Standard, we may receive a deficiency letter from Nasdaq. Upon receipt of such deficiency letter, we will have a period of time to resolve such deficiency and, if necessary, will have the opportunity to present a plan to regain compliance.

There can be no assurance that Nasdaq will accept our plan to regain compliance or that we will meet the Equity Standard during any compliance period, if one is provided to us. If our common stock is de-listed from Nasdaq, it will have material negative impact on the actual and potential liquidity of our securities, as well as material negative impact on our ability to raise future capital.

If, for any reason, Nasdaq should delist our common stock from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our common stock;
●	the market price of our common stock;
●	our ability to obtain financing for the continuation of our operations;
●	the number of institutional and general investors that will consider investing in our common stock;
●	the number of investors in general that will consider investing in our common stock;
●	the number of market makers in our common stock;
●	the availability of information concerning the trading prices and volume of our common stock; and
●	the number of broker-dealers willing to execute trades in shares of our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)

Avenue Loan and Security Agreement

On the LSA Closing Date, we, and our wholly owned subsidiary, NURO, each as borrowers, entered into the Loan and Security Agreement with Avenue as administrative agent and collateral agent, and as lender.

Amount. The Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $12.0 million (the “Loan Amount”) to be delivered in two tranches (the “Term Loans”). The tranches consist of (i) a term loan advanced to the Company on the LSA Closing Date in an aggregate principal amount of $7.5 million (“Tranche 1”), and (ii) subject to the achievement of certain performance milestones set forth in the Loan and Security Agreement, a right of the Company to request that Avenue make additional term loan advances to the Company in an aggregate principal amount of up to $4.5 million (“Tranche 2”), which right expires on December 31, 2025. The Company intends to use the proceeds of the Term Loans for working capital and general corporate purposes.

Maturity. The Term Loans mature on August 1, 2029 (the “Maturity Date”).

Interest Rate and Amortization. The principal balance of the Term Loans bears interest at a variable rate per annum equal to the greater of (i) the sum of 5.0% and the prime rate as reported in The Wall Street Journal, provided that, in the event such prime rate of interest is less than zero, such rate shall be deemed to be zero, and (ii) twelve and one-half percent (12.50%) (the “Interest Rate”). Interest only shall be payable at the Interest Rate during the period following the LSA Closing Date and continuing until the first day of the first full calendar month following the 18 month anniversary of the LSA Closing Date, provided, however, that such period shall be extended for six months if as of the 18 month anniversary of the LSA Closing Date, the Company has achieved certain milestones, as provided in the Supplement to the Loan and Security Agreement dated August 4, 2025, by and among the Company, NURO and Avenue (the “Supplement”); provided, further, however, that the such interest only period shall not exceed 24 months. Thereafter, principal and interest of the Term Loans shall be fully amortized and paid, in equal, monthly principal installments, plus interest at the Interest Rate for such month, through the Maturity Date, subject to the terms and conditions of the Supplement.

Final Payment. The Company will pay final payment at a fee of 3.5% of the Loan Amount, due upon the earlier of the Maturity Date or prepayment in full of the Term Loans.

Prepayment Fee. The Company may, at its option at any time, prepay the Term Loans in their entirety by paying the then outstanding principal balance and all accrued and unpaid interest on the Term Loans, subject to a prepayment fee equal to (i) 3.0% of the principal amount outstanding if the prepayment occurs on or prior to the first anniversary following the LSA Closing Date, (ii) 2.0% of the principal amount outstanding if the prepayment occurs after the first anniversary following the LSA Closing Date, but on or prior to the second anniversary following the LSA Closing Date, and (iii) 1.0% of the principal amount outstanding if the prepayment occurs after the second anniversary following the LSA Closing Date, but on or prior to the Maturity Date.

Security. The Loan and Security Agreement is collateralized by substantially all of the Company’s assets in which Avenue is granted a senior secured lien. The Company also grants Avenue a negative pledge on the Company’s intellectual property, subject to limited exceptions, pursuant to the Loan and Security Agreement.

Covenants; Representations and Warranties; Other Provisions. The Loan and Security Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting certain additional indebtedness, liens (including a negative pledge on intellectual property and other assets, subject to limited exceptions), guaranties, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes.

Default Provisions. The Loan and Security Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on the Company. After the occurrence of an event of default, Avenue may (i) accelerate payment of all obligations, impose an increased rate of interest, and terminate Avenue commitments under the Loan and Security Agreement and (ii) exercise any other right or remedy provided by contract or applicable law.

Conversion Right. Additionally, subject to certain exceptions, Avenue has the right to convert (the “Conversion Right”) an aggregate amount of up to $2.5 million of the outstanding Loan Amount into shares of the Company’s common stock at a conversion price per share equal to $8.4625, representing 125% of the lower of (i) the five-day volume-weighted average price of Company’s common stock as calculated on the day prior to the LSA Closing Date, or (ii) the closing price of Company’s common stock on the date prior to the LSA Closing Date ($6.77). In the event the Company elects to prepay the Term Loans in full, the Company shall provide no less than five business days’ prior written notice to Avenue; provided, however, if Avenue has not yet exercised the Conversion Right, the Company shall provide written notice of prepayment at least 10 days in advance of the proposed prepayment date and Avenue shall have the option, with respect to the Conversion Right, to exercise the Conversion Right by delivering written notice to the Company at least two business days in advance of the proposed prepayment date.

Right to Invest. Avenue shall have the right, but not the obligation, to invest up to an aggregate of $1 million in equity securities of the Company on the same terms, conditions, and pricing offered by the Company to other investors in connection with any offering of the Company’s equity securities to third party investors for capital raising purposes occurring after the Closing Date, on the terms and conditions set forth in the Supplement.

The foregoing summary of the Loan and Security Agreement and the Supplement do not purport to be complete and are qualified in their entirety by reference to the full text of Loan and Security Agreement and the Supplement, which are filed herewith as Exhibits 10.1 and 10.2, and are incorporated by reference herein. The representations, warranties and covenants in the Loan and Security Agreement and the Supplement were made only for purposes of such agreement and as of specific dates and were solely for the benefit of the parties to such agreements.

Avenue Subscription Agreement

In connection with the entry into the Loan and Security Agreement, the Company entered into a Subscription Agreement (the “Subscription Agreement”) between the Company and Avenue, pursuant to which the Company issued 106,351 shares (the “Subscription Shares”) of the Company’s common stock to Avenue for no additional consideration. The issuance of the Subscription Shares was made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder, because the offer and sale of such securities does not involve a “public offering” as defined in Section 4(a)(2) of the Securities Act, and other applicable requirements are met.

Pursuant to the Subscription Agreement, the Company shall use its commercially reasonable efforts to prepare and file with the SEC within 60 days of the LSA Closing Date a registration statement on Form S-3, or if the Company is not then eligible to register for resale securities on Form S-3, on another appropriate form of registration statement, registering the resale of the Subscription Shares, and the shares of the Company’s common stock issuable upon the Conversion Right pursuant to the Loan and Security Agreement.

The foregoing summary of the Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of Subscription Agreement, which is filed herewith as Exhibit 10.3 and is incorporated by reference herein. The representations, warranties and covenants Subscription Agreement were made only for purposes of such agreement and as of specific dates and were solely for the benefit of the parties to such agreement.

Appointment of New Director

On August 1, 2025, the Company’s Board of Directors (the “Board”) appointed James C. Theofilos as a new Class II member of the Board. The term of each Class II director lasts until the Company’s 2026 annual meeting of stockholders. In connection with the appointment of Mr. Theofilos to the Board, the size of the Board was increased by resolution of the Board from seven members to eight members on August 1, 2025.

James C. Theofilos, 30, has been a Senior Finance Manager within the Azure and artificial intelligence division of Microsoft Corporation (“Microsoft”) since October 2023. In this role, Mr. Theofilos is the Go-to-Market (“GTM”) Finance Lead across Microsoft’s AI Apps & Agents team, which includes all of Microsoft’s AI models, GitHub Copilot, Copilot Studio, and other products that aim to deliver the full value of AI & Agents. Previously, Mr. Theofilos held various finance positions at Microsoft including his position as the Finance Lead for Microsoft’s Global Healthcare & Life Sciences Sales team, which included exposure to the Health Providers, Payors, Pharma and Med Tech industry verticals. Prior to that, Mr. Theofilos consulted as a Group Project Manager at VICI Properties Inc., a publicly traded Real Estate Investment Trust primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment, and leisure destinations, based in New York City. Mr. Theofilos holds an M.S. in Finance and a B.S.B.A. in Finance from Washington University in Saint Louis. The Board believes that Mr. Theofilos’ business experience, and his knowledge of the finance and technology industries, qualify him to serve on the Board.

There are no arrangements or understandings between Mr. Theofilos and any other persons pursuant to which he was selected as a director of the Company. As required to be disclosed under Item 404(a) of Regulation S-K, Happy Holstein Management, LLC (“Happy Holstein”), of which Mr. Theofilos’ mother, Kathryn Theofilos, is the manager, participated as an investor in the Company’s June 2024 private placement. Happy Holstein purchased (i) warrants to purchase up to 385,059 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), and (ii) and pre-funded warrants to purchase 770,119 shares of Common Stock, in the private placement, the terms of which were described in a registration statement on Form S-1, originally filed by the Company with the SEC on July 10, 2024. The registration statement on Form S-1 covers the resale of certain securities issuable in connection with the private placement, and was declared effective by the SEC on July 22, 2024.

In connection with his appointment to the Board, Mr. Theofilos will receive the Company’s standard non-employee director compensation, and has been granted an inaugural equity award effective August 1, 2025, pursuant to the Company’s Non-Employee Director Compensation Policy, a copy of which was filed with the SEC as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 on August 24, 2023. Additionally, Mr. Theofilos and the Company will enter into the Company’s standard indemnification agreement for directors and executive officers, the form of which was filed with the SEC as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A on May 21, 2018.

Resignation and Reappointment of a Director

Consistent with the amended and restated certificate of incorporation and amended and restated bylaws of the Company, and in order to achieve a more equal balance of membership among the three classes of members of the Board, the Board has determined that one of the Class II directors with a term expiring at the Company’s 2026 annual meeting of stockholders should move to Class III with a term expiring at the Company’s 2027 annual meeting of stockholders. Accordingly, on August 1, 2025, Thomas M. Patton resigned as a Class II director with a term expiring at the Company’s 2026 annual meeting of stockholders, and was immediately reappointed to the Board as a Class III director with a term expiring at the Company’s 2027 annual meeting of stockholders. The resignation and reappointment of Mr. Patton was not due to any disagreement with the Company, the Board or the management of the Company. For all other purposes, including equity award vesting and other compensation matters, Mr. Patton’s service on the Board is deemed to have continued uninterrupted. Mr. Patton will continue as the Chair of the Audit Committee of the Board.

(b) Not applicable.

(c) Trading Plans.

During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).

Item 6. EXHIBITS

Exhibit Number	Description

10.1*#	Loan and Security Agreement by and among electroCore, Inc., NeuroMetrix, Inc., and Avenue Venture Opportunities Fund II, L.P., dated August 4, 2025.

10.2*^	Supplement to Loan and Security Agreement by and among electroCore, Inc., NeuroMetrix, Inc., and Avenue Venture Opportunities Fund II, L.P., dated August 4, 2025.

10.3*^	Subscription Agreement between electroCore, Inc. and Avenue Venture Opportunities Fund II, L.P., dated August 4, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of electroCore, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.
#	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and exhibits to this exhibit have been omitted from this Quarterly Report on Form 10-Q and will be furnished to the Securities and Exchange Commission supplementally upon request.
^	Certain confidential portions of this exhibit have been redacted from the publicly filed document because such portions are (i) not material and (ii) would be competitively harmful of publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 6, 2025	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ JOSHUA S. LEV
Joshua S. Lev
Chief Financial Officer (Principal Financial and Accounting Officer)

