Form 10-Q
period 2025-09-30
electroCore, Inc.
filed 2025-11-05
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of October 31, 2025, the registrant had 7,995,903 shares of common stock outstanding.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,857	$3,450
Restricted cash	250	250
Marketable securities	5,094	8,519
Accounts receivable, net	1,478	1,367
Inventories	1,210	1,676
Prepaid expenses and other current assets	1,458	1,038
Total current assets	17,347	16,300
Property and equipment, net	194	158
Operating lease right of use assets, net	3,628	3,739
Other assets, net	243	274
Total assets	$21,412	$20,471
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,069	$1,827
Accrued expenses and other current liabilities	8,607	6,964
Current portion of operating lease liabilities	465	361
Total current liabilities	12,141	9,152
Noncurrent liabilities:
Operating lease liabilities, noncurrent	3,818	3,775
Long-term debt	6,526	—
Total liabilities	22,485	12,927
Contingencies (see Note 14)
Stockholders’ equity (deficit):
Common Stock, par value $0.001 per share; 500,000,000 shares authorized at September 30, 2025 and December 31, 2024; 7,635,166 shares issued and outstanding at September 30, 2025 and 6,650,854 shares issued and outstanding at December 31, 2024	8	7
Additional paid-in capital	186,955	184,513
Accumulated deficit	(188,021)	(177,090)
Accumulated other comprehensive income	(15)	114
Total stockholders’ equity (deficit)	(1,073)	7,544
Total liabilities and stockholders’ equity (deficit)	$21,412	$20,471

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$8,689	$6,554	$22,789	$18,136
Cost of goods sold	1,219	1,065	3,171	2,791
Gross profit	7,470	5,489	19,618	15,345
Operating expenses
Research and development	662	521	1,815	1,555
Selling, general and administrative	9,692	7,619	28,015	22,881
Total operating expenses	10,354	8,140	29,830	24,436
Loss from operations	(2,884)	(2,651)	(10,212)	(9,091)
Other (income) expense
Interest and other income	(62)	(159)	(213)	(439)
Interest expense	208	5	266	128
Other expense	375	-	714	-
Total other expense (income)	521	(154)	767	(311)
Loss before income taxes	(3,405)	(2,497)	(10,979)	(8,780)
Benefit from income taxes	-	-	48	122
Net loss	$(3,405)	$(2,497)	$(10,931)	$(8,658)
Net loss per share of common stock – Basic and Diluted	(0.40)	(0.31)	(1.31)	$(1.19)
Weighted average common shares outstanding – Basic and Diluted (see Note 12)	8,445	8,093	8,351	7,255

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	(3,405)	(2,497)	(10,931)	(8,658)
Other comprehensive (loss) income:
Foreign currency translation adjustment	4	127	(129)	236
Unrealized gain on securities, net of taxes as applicable	-	5	-	5
Other comprehensive (loss) income	4	132	(129)	241
Comprehensive loss	$(3,401)	$(2,365)	$(11,060)	$(8,417)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Deficit)

For the Nine Months Ended September 30, 2025 and 2024

(unaudited)

(in thousands)

	Stockholders’ Equity (Deficit)
					Accumulated
	Common Stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income (loss)	equity (deficit)
Balances as of January 1, 2025	6,651	$7	$184,513	$(177,090)	$114	$7,544
Net loss	—	—	—	(3,855)	—	(3,855)
Other comprehensive income	—	—	—	—	(44)	(44)
Sale of common stock	14	—	217	—	—	217
Financing fees	—	—	(38)	—	—	(38)
Proceeds from the exercise of warrants	725	—	1	—	—	1
Issuance of stock related to employee compensation, net	30	—	—	—	—	—
Share based compensation	—	—	540	—	—	540
Balances as of March 31, 2025	7,420	$7	$185,233	$(180,945)	$70	$4,365
Net loss	—	—	—	(3,671)	—	(3,671)
Other comprehensive income	—	—	—	—	(89)	(89)
Options exercised	10	—	45	—	—	45
Financing fees	—	—	(42)	—	—	(42)
Issuance of stock related to employee compensation, net	36	—	—	—	—	—
Share based compensation	—	—	505	—	—	505
Balances as of June 30, 2025	7,466	$7	$185,741	$(184,616)	$(19)	$1,113
Net loss	—	—	—	(3,405)	—	(3,405)
Other comprehensive income	—	—	—	—	4	4
Shares issued in connection with Avenue loan	106	—	720	—	—	720
Options exercised	12	—	53	—	—	53
Financing fees	—	—	26	—	—	26
Issuance of stock related to employee compensation, net	51	1	—	—	—	1
Share based compensation	—	—	415	—	—	415
Balances as of September 30, 2025	7,635	$8	$186,955	$(188,021)	$(15)	$(1,073)

Balances as of January 1, 2024	6,003	$6	$172,704	$(165,204)	$(64)	$7,442
Net loss	—	—	—	(3,506)	—	(3,506)
Other comprehensive income	—	—	—	—	76	76
Issuance of stock related to employee compensation plan, net of forfeitures	3	—	—	—	—	—
Share based compensation	—	—	484	—	—	484
Balances as of March 31, 2024	6,006	$6	$173,188	$(168,710)	$12	$4,496
Net loss	—	—	—	(2,655)	—	(2,655)
Other comprehensive income	—	—	—	—	33	33
Sale of common stock and warrants	438	—	9,306	—	—	9,306
Financing Fees	—	—	(180)	—	—	(180)
Issuance of stock related to employee compensation plan, net of forfeitures	3	—	—	—	—	—
Share based compensation	—	—	472	—	—	472
Balances as of June 30, 2024	6,447	$6	$182,786	$(171,365)	$45	$11,472
Net loss	—	—	—	(2,497)	—	(2,497)
Other comprehensive income	—	—	—	—	132	132
Financing Fees	—	—	(52)	—	—	(52)
Issuance of stock related to employee compensation plan, net of forfeitures	60	1	(1)	—	—	—
Share based compensation	—	—	400	—	—	400
Balances as of September 30, 2024	6,507	$7	$183,133	$(173,862)	$177	$9,455

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,931)	$(8,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,460	1,356
Depreciation and amortization	394	592
Amortization of right of use assets	112	86
Amortization of operating lease liability	330	-
Amortization of debt discount	54	-
Increase in provision for credit losses	523	-
Changes in operating assets and liabilities:
Accounts receivable	(597)	165
Inventories	482	435
Prepaid expenses and other assets	(301)	(289)
Accounts payable	853	84
Accrued expenses and other current liabilities	1,155	437
Operating lease liabilities	(181)	99
Net cash used in operating activities	(6,647)	(5,693)
Cash flows from investing activities:
Sale (purchase) of marketable securities	3,425	(8,018)
Purchase of equipment	(66)	-
Net cash provided by (used in) investing activities	3,359	(8,018)
Cash flows from financing activities:
Sale of common stock and warrants	217	8,300
Issuance of long-term debt	7,500	-
Debt issuance costs	(95)	-
Equity issuance costs	(54)	(232)
Proceeds from the exercise of options	98	-
Proceeds from exercise of warrants	1	-
Net cash provided by financing activities	7,667	8,068
Effect of changes in exchange rates on cash and cash equivalents	28	241
Net increase (decrease) in cash and cash equivalents and restricted cash	4,407	(5,402)
Cash, cash equivalents, and restricted cash – beginning of period	3,700	10,581
Cash, cash equivalents, and restricted cash – end of period	$8,107	$5,179
Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$48	$122
Interest paid	$156	$13
Supplemental schedule of noncash activity:
Insurance premium financing	$452	$359
Debt issuance costs settled in shares	$720	$-
Non-cash debt issuance costs	$213	-
Accounts payable paid through issuance of common stock and warrants	$-	$1,006
Right-of-use asset and liability	$-	$3,316

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. The Company

electroCore, Inc. and its subsidiaries (“electroCore” or the “Company”) is a bioelectronic technology company whose mission is to improve health and quality of life through innovative non-invasive bioelectronic technologies.

electroCore, headquartered in Rockaway, NJ, has three wholly owned subsidiaries: electroCore UK Ltd, electroCore Germany GmbH and NeuroMetrix, Inc. (“NURO”). The Company has paused operations in Germany, with sales into the country and the rest of Europe being managed by electroCore UK Ltd.

Note 2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2025. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

(d) Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the balance reflected on the Condensed Consolidated Statement of Cash Flows at September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$7,857	$3,450
Restricted cash	250	250
Total cash, cash equivalents and restricted cash	$8,107	$3,700

As of September 30, 2025, cash equivalents represented funds held in an interest-bearing demand deposit account, U.S. treasury bills, and a money market account.

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its corporate credit card arrangement with Citibank, N.A.

(e) Marketable Securities

Marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other than temporary. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in interest and other income net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in Interest and other income. As of September 30, 2025, marketable securities amounted to $5.1 million and consist of U.S. treasury bills. The Company held $8.5 million of marketable securities at December 31, 2024.

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

Note 3. Liquidity, Significant Risks and Uncertainties

Liquidity

The Company has experienced significant net losses, and it expects to continue to incur net losses for the near future as it works to increase market acceptance of its prescription (Rx) products and general wellness and human performance products. The Company has never been profitable and has incurred net losses and negative cash used in operations each year since its inception. The Company incurred net losses of $10.9 million and $8.7 million and used cash in its operations of $6.6 million and $5.7 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company has historically funded its operations with the proceeds of equity and debt financings. During the nine months ended September 30, 2025, the Company received net proceeds of approximately $0.2 million from sales of equity securities pursuant to our Sales Agreement (as defined below) with H.C. Wainwright & Co., LLC (“Wainwright”) and $7.5 million which was advanced by Avenue Opportunities Fund II, L.P. (“Avenue”) pursuant to the Loan and Security Agreement (as defined below). As of September 30, 2025, the Company’s cash, cash equivalents, restricted cash and marketable securities totaled $13.2 million (“Cash Position”).

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

On November 29, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with Wainwright, whereby the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20 million by any method deemed to be an “at-the-market” offering (“ATM”) as defined in Rule 415 of the Securities Act, or any other method specified in the Sales Agreement.

On August 4, 2025 (the “LSA Closing Date”), we, and our wholly owned subsidiary, NURO, each as borrowers, entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Avenue. The Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $12.0 million, $7.5 million of which was advanced on the LSA Closing Date. See “Note 10 – Long-Term Debt” for further information regarding the Loan and Security Agreement, and related transactions.

During the remainder of 2025, we intend to continue to make targeted investments in sales and marketing to continue driving commercial activities. We have historically funded our operations from the sale of our common stock, and most recently the convertible debt financing with Avenue, and may continue to do so through utilization of the at-the-market facility pursuant to the Sales Agreement, or other equity or debt transactions, including a potential $4.5 million under Tranche 2 (as defined below) of the Term Loans (as defined below), pursuant to the Loan and Security Agreement, subject to customary conditions and achievement by us of certain performance milestones set forth in the Loan and Security Agreement. As of the date of this Quarterly Report, the Company had approximately $19.8 million of common stock remaining available for issuance under the Sales Agreement pursuant to the 2025 Shelf Registration Statement.

The Company’s expected cash requirements for the next 12 months from the date these financial statements are issued and beyond are largely based on the commercial success of its products. Based on its current assessment, the Company believes its cash, cash equivalents, restricted cash, and marketable securities, plus the net proceeds from and expected cash flow from operations and access to capital through use of the ATM pursuant to the Sales Agreement, and potential availability under Tranche 2 (as defined below) of the Term Loans (as defined below), will enable it to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued. There remain significant risks and uncertainties regarding the Company’s business, financial condition and results of operations. The Company’s future capital requirements are difficult to forecast and will depend on many factors that are out of its control. If the Company is unable to achieve its planned operating results or maintain sufficient financial resources, including through potential positive cash flow from operations or supplemental access to third-party debt, equity or hybrid capital, its business, financial condition and results of operations may be materially and adversely affected.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue in the United States from the United States Department of Veterans Affairs and United State Department of Defense, or VA, pursuant to its qualifying contract under the Federal Supply Schedule, or FSS, and open market sales to individual VA facilities. For the three months ended September 30, 2025 and 2024, sales to the VA accounted for 69.9% and 72.9% of net sales, respectively. For the nine months ended September 30, 2025 and 2024, sales to the VA accounted for 70.6% and 72.9% of net sales, respectively.

For the three and nine months ended September 30, 2025 and 2024, Lovell Government Services, or Lovell, accounted for more than 10% of our VA net sales. During the three and nine months ended September 30, 2025, sales associated with no single facility accounted for more than 10% of the total VA net sales. One facility accounted for more than 10% of the total VA net sales during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2025 and 2024, one facility accounted for more than 10% of net sales from the United Kingdom National Health Service (“NHS”).

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

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4. Revenue

The following tables present product net sales disaggregated by Channel and Geographic Market (in thousands):

	Three months ended September 30,
Channel:	2025	2024
Prescription Devices	$6,810	$5,703
Health and Wellness Products	1,879	851
Total Net Sales	$8,689	$6,554

	Nine months ended September 30,
Channel:	2025	2024
Prescription Devices	$18,490	$15,972
Health and Wellness Products	4,299	2,164
Total Net Sales	$22,789	$18,136

Geographic Market:	Three months ended September 30,
Product revenue	2025	2024
United States	$8,222	$6,069
United Kingdom	402	454
Other	48	15
License revenue
Japan	17	16
Total Net Sales	$8,689	$6,554

Geographic Market:	Nine Months ended September 30,
Product revenue	2025	2024
United States	$21,322	$16,738
United Kingdom	1,285	1,266
Other	133	82
License revenue
Japan	49	50
Total Net Sales	$22,789	$18,136

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

Note 5. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents, restricted cash and marketable securities as of September 30, 2025 and December 31, 2024.

As of September 30, 2025

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash, cash equivalents and restricted cash	$8,107	$—	$—	$8,107

Marketable Securities:
U.S. Treasury Bills	5,094	—	—	5,094
Total marketable securities	5,094	—	—	5,094

Total cash, cash equivalents, restricted cash and marketable securities	$13,201	$—	$—	$13,201

As of December 31, 2024

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash, cash equivalents and restricted cash	$3,700	$—	$—	$3,700

Marketable Securities:
U.S. Treasury Bills	8,519	—	—	8,519
Total marketable securities	8,519	—	—	8,519

Total cash, cash equivalents, restricted cash and marketable securities	$12,219	$—	$—	$12,219

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6. Fair Value Measurements

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
September 30, 2025	Total	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents and restricted cash	$8,107	$8,107	$—	$—
Marketable Securities:
U.S. treasury bills	5,094	5,094	—	—
Total cash, cash equivalents, restricted cash and marketable securities	$13,201	$13,201	$—	$—

		Fair Value Hierarchy
December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Cash, cash equivalents and restricted cash	$3,700	$3,700	$—	$—
Marketable Securities:
U.S. treasury bills	8,519	8,519	—	—
Total cash, cash equivalents and restricted cash	$12,219	$12,219	$—	$—

As of September 30, 2025, the Company’s Marketable securities in the amount of $5.1 million were carried at fair value in accordance with Level 1 as described above. As of September 30, 2025 and December 31, 2024, the Company had no financial assets or liabilities that required valuation in accordance with the levels described above. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and nine months ended September 30, 2025, and year ended December 31, 2024. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.

Note 7. Inventories

As of September 30, 2025 and December 31, 2024, inventories consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$578	$923
Work in process	30	193
Finished goods	602	560
Total inventories	$1,210	$1,676

The reserve for obsolete inventory was $0.6 million and $0.6 million as of September 30, 2025 and December 31, 2024, respectively. The Company records charges for obsolete inventory in cost of goods sold. Inventory classified under the category “Work in process” consists of prefabricated assembled product.

Note 8. Leases

For the three and nine months ended September 30, 2025, the Company recognized lease expenses of approximately $178,000 and $534,000, respectively. For the three and nine months ended September 30, 2024, the Company recognized lease expenses of approximately $178,000 and $357,000, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Supplemental Balance Sheet Information for Operating Leases:

(in thousands)	September 30, 2025	December 31, 2024
Operating leases:
Operating lease right of use assets	$3,628	$3,739
Operating lease liabilities:
Current portion of operating lease liabilities	465	361
Noncurrent operating lease liabilities	3,818	3,775
Total operating lease liabilities	$4,283	$4,136
Weighted average remaining lease term (in years)	13.8	14.5
Weighted average discount rate	13.5%	13.5%

Future lease payments as of September 30, 2025:

(in thousands)
Remainder of 2025	$93
2026	530
2027	625
2028	649
2029	663
2030 and thereafter	7,736
Total future lease payments	10,296
Less: Amounts representing interest	(6,013)
Total	$4,283

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accrued professional fees	$1,324	$598
Accrued bonuses and incentive compensation	2,168	2,886
Accrued litigation legal fees	1,155	1,163
Accrued insurance expense	316	205
Accrued research and development expenses	655	655
Accrued vacation and other employee related expenses	1,087	781
Accrued tax expenses	482	382
Accrued purchases	456	33
Accrued acquisition related expenses	733	—
Other	231	261
	$8,607	$6,964

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

During the three and nine months ended September 30, 2025, the Company recognized $3,300 and $12,800 in aggregate interest expense related to the Company’s finance and security agreements, respectively. During the three and nine months ended September 30, 2024, the Company recognized $5,000 and $13,000 in aggregate interest expense related to the Company’s finance and security agreements, respectively.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10. Long-Term Debt

As of September 30, 2025, long-term debt consists of notes payable and convertible notes payable as follows:

	Non-Convertible	Convertible
(in thousands)	Notes Payable	Notes Payable	Total
Principal Borrowed	$5,000	$2,500	$7,500
Final Payment (3.50%)	175	87	262
Total Principal	$5,175	$2,587	$7,762

Aggregate Debt Discount	$(769)	$(521)	$(1,290)
Debt Discount Amortization	32	22	54
Unamortized Debt Discount	$(737)	$(499)	$(1,236)

Total Principal	$5,175	$2,587	$7,762
Unamortized Debt Discount	(737)	(499)	(1,236)
Balance Sheet - Net	$4,438	$2,088	$6,526

The non-convertible notes payable and convertible notes payable balances as of September 30, 2025 are classified as long-term based on the interest-only period through February 28, 2027.

Avenue Loan and Security Agreement

On the LSA Closing Date, the Company and NURO entered into the Loan and Security Agreement with Avenue, as administrative agent and collateral agent, and as lender for term loans in an aggregate principal amount of up to $12 million to be delivered in two tranches (the “Term Loans”). The tranches consist of (i) a term loan advanced to the Company on the LSA Closing Date in an aggregate amount of $7.5 million (“Tranche 1”), and (ii) subject to the achievement of certain performance milestones set forth in the Loan and Security Agreement, a right of the Company to request that Avenue make additional term loan advances to the Company in an aggregate amount of $4.5 million (“Tranche 2”), which right expires on December 31, 2025. The Term Loans mature on August 1, 2029 (the “Maturity Date”).

Subject to certain exceptions, Avenue has the right to convert (the “Conversion Right”) an aggregate amount of up to $2.5 million of the outstanding Loan Amount into shares of the Company’s common stock at a conversion price per share equal to $8.4625, representing 125% of the lower of (i) the five-day volume-weighted average price of Company’s common stock as calculated on the day prior to the LSA Closing Date, or (ii) the closing price of Company’s common stock on the date prior to the LSA Closing Date ($6.77). Therefore, the Company recorded the borrowings under Tranche 1 as Non-Convertible and Convertible Notes Payable, respectively. In the event the Company elects to prepay the Term Loans in full, the Company shall provide no less than five business days’ prior written notice to Avenue; provided, however, if Avenue has not yet exercised the Conversion Right, the Company shall provide written notice of prepayment at least 10 days in advance of the proposed prepayment date and Avenue shall have the option, with respect to the Conversion Right, to exercise the Conversion Right by delivering written notice to the Company at least two business days in advance of the proposed prepayment date.

The principal balance of the Term Loans bears interest at a variable rate per annum equal to the greater of (i) the sum of 5.0% and the prime rate as reported in The Wall Street Journal, provided that, in the event such prime rate of interest is less than zero, such rate shall be deemed to be zero, and (ii) twelve and one-half percent (12.50%) (the “Interest Rate”). Interest only shall be payable at the Interest Rate during the period following the LSA Closing Date and continuing until the first day of the first full calendar month following the 18 month anniversary of the LSA Closing Date, provided, however, that such period shall be extended for six months if as of the 18 month anniversary of the LSA Closing Date, the Company has achieved certain milestones, as provided in the Supplement to the Loan and Security Agreement dated August 4, 2025, by and among the Company, NURO and Avenue (the “Supplement”); provided, further, however, that the such interest only period shall not exceed 24 months. Thereafter, principal and interest of the Term Loans shall be fully amortized and paid, in equal, monthly principal installments, plus interest at the Interest Rate for such month, through the Maturity Date, subject to the terms and conditions of the Supplement. The Company will pay final payment at a fee of 3.5% of the Loan Amount, due upon the earlier of the Maturity Date or prepayment in full of the Term Loans, which is currently $262,500 based on the borrowing under Tranche 1.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company incurred borrower commitment and legal fees of $1,290,000, which are presented as debt discounts, of which $719,996 was settled in the issuance of company stock (discussed further below). During the third quarter ended September 30, 2025, the Company recorded interest expense of $204,795, which included amortization of debt discount of $53,753. As of September 30, 2025, the interest rate on Tranche 1 is 12.5%.

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

The foregoing summary of the Loan and Security Agreement and the Supplement do not purport to be complete and are qualified in their entirety by reference to the full text of Loan and Security Agreement and the Supplement, which are filed as Exhibits 10.1 and 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025.

Maturities on long-term debt include:

(in thousands)	Amount
2025	$-
2026	-
2027	2,500
2028	3,000
2029	2,262
Total	$7,762

Avenue Subscription Agreement

In connection with the entry into the Loan and Security Agreement, the Company entered into a Subscription Agreement (the “Subscription Agreement”) between the Company and Avenue, pursuant to which the Company issued 106,351 shares (the “Subscription Shares”) of the Company’s common stock to Avenue for no additional consideration. The shares were valued at $719,996 based on the Company’s stock price on the LSA Closing Date. The issuance of the Subscription Shares was made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder, because the offer and sale of such securities does not involve a “public offering” as defined in Section 4(a)(2) of the Securities Act.

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

The foregoing summary of the Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of Subscription Agreement, which is filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, and is incorporated by reference herein. The representations, warranties and covenants Subscription Agreement were made only for purposes of such agreement and as of specific dates and were solely for the benefit of the parties to such agreement.

Note 11. Shareholders’ Equity (Deficit)

At-the-Market Facility

On November 29, 2024, we entered into the Sales Agreement with Wainwright. Under the Sales Agreement, the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20 million during the term of the Sales Agreement through Wainwright, acting as sales agent. The Company intends to use the net proceeds from any offering pursuant to the Sales Agreement to continue to fund sales and marketing, working capital and for other general corporate purposes. During the nine months ended September 30, 2025 the company sold 14,265 shares of common stock for gross proceeds of approximately $217,000. This amount has been offset by financing fees of approximately $54,000.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Stock Purchase Warrants

The following table presents a summary of stock purchase warrants outstanding as of September 30, 2025:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2025	1,497	$5.31	4.2	$16,489
Stock purchase warrants granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding, September 30, 2025	1,497	$5.31	3.48	$537
Exercisable, September 30, 2025	1,497	$5.31	3.48	$537

A total of 883,433 pre-funded warrants were excluded from this table. During the nine months ended September 30, 2025 investors exercised 725,000 pre-funded warrants.

Note 12. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Due to their nominal exercise price of $0.001 per share, 883,433 and 1,608,433 pre-funded warrants are considered common stock equivalents during the three and nine months ended September 30, 2025 and 2024, respectively, and are included in weighted average shares outstanding in the accompanying condensed consolidated statement of operations as of the applicable purchase date. Stock unit awards, stock options, and warrants (other than the pre-funded warrants) have not been included in the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect.

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Nine months ended September 30,
(in thousands)	2025	2024
Stock options	518	548
Stock units	589	454
Debt conversion shares	295	-
Stock purchase warrants	1,497	1,640
Total common stock equivalents	2,899	2,642

Note 13. Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey’s Department of the Treasury - Division of Taxation NOL Transfer Program. For the nine months ended September 30, 2025 and 2024 the Company received net cash payments of $48,000 and $122,000, respectively from the sale of its New Jersey state net operating losses.

Note 14. Stock Based Compensation

The following table presents a summary of outstanding stock options as of September 30, 2025:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2025	548	$31.39	6.7	$510
Exercised	(22)	4.50
Cancelled	(4)	22.97
Expired	(4)	33.60
Outstanding, September 30, 2025	518	32.56	6.2	76
Exercisable, September 30, 2025	475	$35.09	6.0	$56

The intrinsic value is calculated as the difference between the fair market value at September 30, 2025 and the exercise price per share of the stock option. The options granted to employees generally vest over a three year period.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of activity related to restricted and deferred stock units (“Stock Units”) granted during the nine months ended September 30, 2025:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2025	459	$6.86
Granted	280	8.61
Vested and delivered	(117)	6.44
Cancelled	(33)	6.93
Outstanding, September 30, 2025	589	$7.77

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

The Company recognized stock compensation expense for its equity awards as follows:

	Three months ended September 30,
(in thousands)	2025	2024
Selling, general and administrative	$392	$368
Research and development	8	21
Cost of goods sold	15	11
Total expense	$415	$400

	Nine Months ended September 30,
(in thousands)	2025	2024
Selling, general and administrative	$1,390	$1,247
Research and development	24	77
Cost of goods sold	46	32
Total expense	$1,460	$1,356

Total unrecognized compensation cost related to unvested awards as of September 30, 2025 was $2.7 million and is expected to be recognized over the next 1.9 years.

Note 15. Commitments and Contingencies

The Company may be a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations. However, should the Company fail to prevail in any legal matter, including the Pulsetto litigation referenced in “Note 19 – Legal Proceedings”, or should several legal matters be resolved against the Company in the same reporting period, such matters could have a material adverse effect on the Company’s operating results and cash flows for that particular period. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, “Contingencies.” Legal costs are expensed as incurred.

2025 CVR Agreement

On May 1, 2025 (the “NURO Closing Date”), the Company completed its previously announced acquisition of NURO (following consummation of the Merger, the “Surviving Corporation”), pursuant to the terms of the Agreement and Plan of Merger dated as of December 17, 2024 (the “Merger Agreement”) by and among the Company, NURO, and Nexus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”).

Pursuant to the Merger Agreement, on the NURO Closing Date, Merger Sub merged with and into NURO, with NURO surviving as a wholly-owned subsidiary of the Company (the “Merger”).

Immediately prior to the effective time (the “Effective Time”) of the Merger, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”), pursuant to which the holders (each, a “Holder”) of (i) shares of common stock, par value $0.0001 per share, of NURO (the “NURO Common Stock”) outstanding immediately prior to the Effective Time, (ii) outstanding awards of restricted stock with respect to shares of NURO Common Stock, outstanding at the Effective Time, (iii) NURO restricted stock units outstanding at the Effective Time, (iv) all issued and outstanding shares of NURO’s preferred stock, par value $0.001 per share, outstanding at the Effective Time, and (v) each stock option granted by NURO to purchase NURO Common Stock, outstanding immediately prior to the Effective Time, may become entitled to contingent cash payments (each, a “Contingent Payment”) that net of certain transaction expenses, will equal (1) 8% of the Quell Net Sales (as defined in the CVR Agreement) during the first 12-month period after the NURO Closing Date, in an amount up to $500,000 (the “First Quell Net Sales Payment”), but if 8% of the Quell Net Sales during such period is less than $25,000, the First Quell Net Sales Payment shall be zero; (2) 6% of the Quell Net Sales during the second 12-month period after the NURO Closing Date, an amount up to $500,000 minus the amount of the First Quell Net Sales Payment (the “Second Quell Net Sales Payment”), but if 6% of the Quell Net Sales during such second period is less than $25,000, the Second Quell Net Sales Payment shall be zero; (3) the amounts received by the Company after the Effective Time pursuant to any Disposition Agreement (as defined in the CVR Agreement) signed prior to the Effective Time with respect to the disposition of NURO’s DPNCheck® Business; (4) an amount equal to $125,000 less any funds used by the Company as of July 1, 2025 out of a reserve of $250,000 for payment of potential expenses of the Company that were reserved against NURO’s net cash balance (as determined pursuant to the Merger Agreement); and (5) the balance of the funds remaining in the reserve as of May 1, 2027.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

In October 2025, after giving effect to a deduction for certain transaction expenses of the Rights Agent, the Company distributed approximately $0.105 per contingent value right to the former holders of common stock of NURO, representing an aggregate distribution of approximately $221,000. In addition, the Company distributed approximately $22,000 to the former holders of NURO restricted stock units and participants in the NURO’s management incentive rights plan, in accordance with the terms of the CVR Agreement.

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

See “Note 18 – Acquisitions” for additional information about the Merger.

Note 16. Related Party Transactions

In 2023, an executive of the Company co-founded the Vagus Nerve Society, an academic society dedicated to the ongoing education and training of scientists and clinicians and the power of the vagus nerve and its application in a broad spectrum of health-related conditions. During the three and nine months ended September 30, 2025, the Company incurred aggregate expenses of $30,000 and $120,000, respectively, for unrestricted and directed educational grants to the Vagus Nerve Society.

Note 17. Segment Reporting

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

The following table provides the GAAP operating financial results of the Bioelectronic Innovations segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales *	$8,689	6,554	$22,789	18,136
Cost of goods sold	1,219	1,065	3,171	2,791
Gross profit	7,470	5,489	19,618	15,345
Operating expenses
Research and development	662	521	1,815	1,555
General and administrative	4,167	3,399	13,052	10,911
Sales and marketing	5,525	4,220	14,963	11,970
Total operating expenses	10,354	8,140	29,830	24,436
Loss from operations	(2,884)	(2,651)	(10,212)	(9,091)
Other (income) expense
Interest and other income	(62)	(159)	(213)	(439)
Interest expense	208	5	266	128
Other expense	375	-	714	-
Total other expense (income)	521	(154)	767	(311)
Loss before income taxes	(3,405)	(2,497)	(10,979)	(8,780)
Benefit from income taxes	-	-	48	122
Net loss	$(3,405)	$(2,497)	$(10,931)	$(8,658)

*	See Note 4 Revenue for geographical and disaggregation information.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 18. Acquisitions

On the NURO Closing Date, the Company completed its previously announced acquisition of NURO, pursuant to the terms of the Merger Agreement by and among the Company, NURO, and Nexus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company.

Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into NURO, with NURO surviving as a wholly-owned subsidiary of the Company.

See “Note 15 – Commitments and Contingencies” for additional information.

Note 19. Legal Proceedings

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

On July 16, 2025, the Company filed a responsive pleading, answering the complaint and asserting counterclaims, that Pulsetto’s non-invasive vagus nerve stimulation product infringes the ‘491 Patent, as well as the Company’s U.S. Patent Nos. 8,948,873, 9,339,653, 10,874,857, 8,843,210, 9,242,092, 11,623,078, and 10,441,780, as well as claims that Pulsetto’s commercial conduct has infringed and continues to infringe the Company’s Truvaga™ and gammaCore® trademarks, and committed acts of false advertising and unfair competition in violation of state and federal law. On September 5, 2025, Pulsetto requested leave to file a motion to dismiss the Company’s counterclaims for lack or jurisdiction and/or insufficient pleadings. The Company has opposed that request, which has not yet been considered by the trial judge. On September 9, 2025, the court approved a schedule for discovery, and certain proceedings, filings, submissions, motions, reports and conferences. The parties have exchanged initial requests for the production of documents relevant to the dispute.

The Company believes that Pulsetto’s claim is without merit and intends to defend vigorously against it and to pursue vigorously the Company’s patent and non-patent counterclaims against Pulsetto. The Company expenses associated legal fees in the period they are incurred, and in light of, among other things, the preliminary stage of the litigation, the Company is unable to determine the reasonable probability of loss or a range of potential loss or gain or a range of potential gain. Accordingly, the Company has not established an accrual for potential losses or gains, if any, that could result from any unfavorable or favorable outcome, and there can be no assurance that these litigation matters will not result in substantial litigation costs and/or judgments or settlements that could adversely affect the Company’s financial condition.

Note 20. Subsequent Events

October 2025 Private Placement Offering

On September 30, 2025, the Company entered into securities purchase agreements with certain institutional and accredited investors (the “Private Agreements”), which collectively provided for the sale by the Company of 360,737 shares (the “Private Shares”) of common stock of the Company, par value $0.001 per share. The Private Shares were issued at a price of $5.145 per share in satisfaction of an aggregate of approximately $1.856 million of legal services rendered or to be rendered to the Company by the investors. The Company did not receive cash proceeds in connection with the issuance of these shares.

The offerings described above closed on October 2, 2025. The Private Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder, for transactions not involving a public offering. On October 3, 2025, the Company filed a registration statement on Form S-3 (File No. 333-290713) with the SEC to cover the resale of the Private Shares, which registration statement became effective on October 22, 2025.

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

We are a bioelectronic technology company whose mission is to improve health and quality of life through innovative non-invasive bioelectronic technologies. The Company’s two leading prescription products, gammaCore non-invasive vagus nerve stimulation (“nVNS”) and Quell Fibromyalgia (“Quell”), treat chronic pain syndromes through non-invasive neuromodulation technology. Additionally, the Company commercializes its Truvaga and TAC-STIM, handheld, personal use nVNS products to promote general wellness and human performance.

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

Our capabilities include product development, regulatory affairs and compliance, sales and marketing, product testing, electromechanical assembly, fulfillment, and customer support. We derive revenues from the sale of products in the United States and select overseas markets. We have two principal product categories:

●	Handheld, personal use bioelectronic therapies for the management and treatment of certain medical conditions; and

●	Handheld, personal use consumer electronic products utilizing bioelectronic technologies to promote general wellness and human performance.

We believe our bioelectronic technologies may be used in the future to effectively treat additional medical conditions.

Our goal is to be a leader in non-invasive neuromodulation to deliver better health. To achieve this, we offer multiple propositions:

●	Prescription gammaCore bioelectronic therapy for the treatment of certain prescription U.S. Food and Drug Administration (“FDA”) cleared medical conditions such as primary headache;

●	Prescription Quell Fibromyalgia authorized to treat the symptoms of fibromyalgia;

●	Truvaga for the support of general health and wellbeing; and

●	TAC-STIM for human performance.

Our flagship prescription gammaCore medical device uses our bioelectronic therapy that is FDA cleared for a variety of primary headache conditions. gammaCore is available by prescription only and Sapphire is a portable, reusable, rechargeable and reloadable personal use option for patients to use at home or on the go. Prescriptions are written by a health care provider and dispensed from a specialty pharmacy, through the patient’s healthcare system, or shipped directly to certain patients in the United States from our facility in Rockaway, NJ. After the initial prescription is filled, access to additional therapy can be refilled for certain of our gammaCore products through the input of a prescription-only authorization.

We offer multiple versions of our bioelectronic technology to support general health and wellbeing. Truvaga 350 is a personal use consumer electronics general wellness product and Truvaga Plus, which was launched in April 2024, is our next generation, app-enabled general wellness product. Neither product requires a prescription, and both are available direct-to-consumer from electroCore at www.truvaga.com or through online retailers.

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

Quell is a prescription medical device sold in the United States and indicated for use as an aid for reducing the symptoms of fibromyalgia in adults with high pain sensitivity. Quell is a wearable neuromodulation technology for chronic pain, has been refined with feedback from over 200,000 chronic pain patients and is protected by over 20 U.S. utility patents. Patients control and personalize the technology with a mobile phone app, and certain clinical metrics such as utilization may be tracked in the Quell Health Cloud. Prescriptions for Quell Fibromyalgia are written by a health care provider and shipped directly to certain patients in the United States from our facility in Rockaway, NJ. After the initial prescription is filled, access to additional electrodes can be refilled without the need of a prescription. There is also a small legacy customer base utilizing the Quell 2.0 over-the-counter product for broader pain.

Our two largest customers by revenue are the United States Department of Veterans Affairs and United States Department of Defense, or VA, and the United Kingdom National Health Service, or NHS, utilizing our FDA cleared and CE marked product, gammaCore. We began offering Quell Fibromyalgia to our VA customers in May 2025.

Sales to the VA comprised 69.9% and 70.6% of our revenue during the three and nine months ended September 30, 2025, respectively. The majority of our 2024 sales were made pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, which was secured by us in December 2018 (the “Original FSS Contract”), as well as open market sales to individual facilities within the government channel. In March 2025, we entered into a new FSS contract which became effective on June 15, 2025, and runs through June 14, 2030.

In August 2023, we signed a non-exclusive distribution agreement with Lovell providing Lovell the right to list and distribute certain gammaCore products into the federal market. Lovell is a Service-Disabled Veteran-Owned Small Business (SDVOSB) offering medical and pharmaceutical goods and services to federal healthcare providers. Listing products with Lovell is intended to streamline the sales process to a variety of government procurement channels through Lovell’s compliance with contracting regulations and its provision of logistical solutions connected directly into government contracting portals, all of which are intended to help government agencies meet their SDVOSB procurement goals. Customers for these vehicles are federal healthcare systems such as the Veterans Health Administration (VHA, which includes the VA), the Military Health System (MHS), and Indian Health Services (IHS), which we believe serve up to approximately 21 million patients combined. In May 2025, we added Quell Fibromyalgia to the Lovell contracting platform. In October 2025, we added our new gammaCore platform, Emerald, to the Lovell contracting platform.

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

Sales under the UK Med Tech Funding Mandate, or MTFM, for cluster headache in the UK comprised 3.7% and 4.6% of our revenue during the three and nine months ended September 30, 2025, respectively. In 2023, NHS granted a two-year extension in which our prescription gammaCore therapy will continue to be listed in the NHS catalog. This extension is through March 17, 2026 with an option for us to extend an additional two years. In 2025, we expect NICE to review the guidance document and any changes in recommendation or pricing may adversely impact our ability to work with NHS England on the MTFM program and could have an adverse impact on our financial results. We continue to utilize distribution partners to commercialize our nVNS technology in selected territories outside the United States and United Kingdom.

We believe there may be significant opportunities beyond these two areas. Specifically, we believe there may be a large commercial opportunity for our gammaCore and Quell bioelectronic therapies with additional covered lives, cash pay, physician dispense, and direct-to-consumer approaches, along with wellness and human performance propositions through our Truvaga and TAC-STIM handsets. Therefore, we plan to continue our investments to expand our efforts in these channels and markets in the remainder of 2025 and beyond.

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

We face a variety of challenges and risks that we will need to address and manage as we pursue our strategies, including our ability to develop and retain an effective sales force, achieve market acceptance of our gammaCore and Quell medical devices among clinicians, patients, and third-party payers, expand the use of our medical devices to additional therapeutic indications, and to develop our nascent wellness and human performance businesses.

As we continue to pursue opportunities in both U.S. and select international markets, we remain subject to evolving global economic conditions, including uncertainties related to the ongoing U.S. government shutdown, as well as international trade policies, tariffs, and supply chain dynamics. Uncertainties and changes in trade regulations, tariff structures, or logistical constraints could influence the cost, availability, or timing of materials and components used in our manufacturing and assembly processes. We intend to monitor these developments and are actively implementing contingency plans, including alternative sourcing strategies and supplier diversification, to support supply chain continuity, maintain operational efficiency, and help mitigate potential future impacts.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Annual Report.

Results of Operations

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025	2024	Change
(in thousands)
Consolidated statements of operations:
Net sales	$8,689	$6,554	$2,135
Cost of goods sold	1,219	1,065	154
Gross profit	7,470	5,489	1,981
Gross margin	86%	84%
Operating expenses
Research and development	662	521	141
Selling, general and administrative	9,692	7,619	2,073
Total operating expenses	10,354	8,140	2,214
Loss from operations	(2,884)	(2,651)	(233)
Other (income) expense
Interest and other income	(62)	(159)	97
Interest expense	208	5	203
Other expense	375	-	375
Total other expense (income)	521	(154)	675
Loss before income taxes	(3,405)	(2,497)	(908)
Benefit from income taxes	-	-	-
Net loss	$(3,405)	$(2,497)	$(908)

Net Sales

Net sales for the three months ended September 30, 2025 increased 33%, as compared to the three months ended September 30, 2024. The increase of $2.1 million is due to an increase in net sales of prescription products sold into the VA and revenue from the sales of our non-prescription general wellness Truvaga products. We expect that the majority of our remaining 2025 fiscal year revenue will continue to come from the prescription products sold into the VA and the Truvaga direct-to-consumer product offering. See the above Overview for discussion regarding our FSS contract with the VA.

The following table sets forth our product net sales:

(in thousands)	Three months ended September 30,
Product	2025	2024
Prescription Devices	$6,810	$5,703
Health and Wellness Products	1,879	851
Total Revenue	$8,689	$6,554

Gross Profit

Gross profit increased by $2.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Gross margin was 86% and 84% for the three months ended September 30, 2025 and 2024, respectively. The increase in gross profit is attributable to the increased net sales and product mix. Gross profit and gross margin for the remainder of 2025 will be largely dependent on revenue levels, product mix, and any changes in the estimated useful lives of licensed devices.

Research and Development

Research and development expense in the third quarter of 2025 was $0.7 million, as compared to $0.5 million in the third quarter of 2024. This increase was primarily due to increased development costs associated with our next generation mobile application in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. For the remainder of 2025, we expect our research and development expense to be higher than the comparable periods in 2024.

Selling, General and Administrative

Selling, general and administrative expense of $9.7 million for the three months ended September 30, 2025 increased by $2.1 million, or 27%, as compared to $7.6 million for the previous year period. This increase was primarily due to our greater investment in selling and marketing costs consistent with our increase in sales and increased professional fees. For the remainder of 2025, we plan on continuing to make targeted investments in sales and marketing to support our commercial efforts, particularly around sales and marketing efforts across all major U.S. channels.

Other Expense (Income)

Total other expense was $0.5 million for the three months ended September 30, 2025, which consisted primarily of non-recurring expenses, including $0.4 million acquisition-related costs in connection with the estimated liability payable to pre-closing shareholders of NURO pursuant to the CVR Agreement, professional fees associated with financing and business development activities and interest expense on the convertible debt financing with Avenue, as compared to total other income of $0.2 million for the three months ended September 30, 2024, which consisted primarily of interest income.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

The following table sets forth amounts from our condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024	Change
(in thousands)
Consolidated statements of operations:
Net sales	$22,789	$18,136	$4,653
Cost of goods sold	3,171	2,791	380
Gross profit	19,618	15,345	4,273
Gross margin	86%	85%
Operating expenses
Research and development	1,815	1,555	260
Selling, general and administrative	28,015	22,881	5,134
Total operating expenses	29,830	24,436	5,394
Loss from operations	(10,212)	(9,091)	(1,121)
Other (income) expense
Interest and other income	(213)	(439)	226
Interest expense	266	128	138
Other expense	714	-	714
Total other expense (income)	767	(311)	1,078
Loss before income taxes	(10,979)	(8,780)	(2,199)
Benefit from income taxes	48	122	(74)
Net loss	$(10,931)	$(8,658)	$(2,273)

Net Sales

Net sales for the nine months ended September 30, 2025 increased 26% as compared to the nine months ended September 30, 2024. The increase of $4.7 million is due to an increase in net sales of prescription products sold into the VA and outside the United States, and revenue from the sales of our nonprescription general wellness Truvaga products. We expect that the majority of our remaining 2025 fiscal year revenue will continue to come from the prescription products sold into the VA and the Truvaga direct-to-consumer product offering. See the above Overview for discussion regarding our FSS contract with the VA.

The following table sets forth our product net sales:

(in thousands)	Nine Months ended September 30,
Product	2025	2024
Prescription Devices	$18,490	$15,972
Health and Wellness Products	4,299	2,164
Total Revenue	$22,789	$18,136

Gross Profit

Gross profit increased by $4.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Gross margin was 86% and 85% for the nine months ended September 30, 2025 and 2024, respectively. The increase in gross profit is attributable to the increased net sales and product mix. Gross profit and gross margin for the remainder of 2025 will be largely dependent on revenue levels, product mix, and any changes in the estimated useful lives of licensed devices.

Research and Development

Research and development expense for the nine months ended September 30, 2025 was $1.8 million, as compared to $1.6 million during the nine months ended September 30, 2024. This increase was primarily due to an increase in headcount and a non-recurring clinical trial refund recognized in the first quarter of 2024, partially offset by a reduction of development costs. For the remainder of 2025, we expect our research and development expense to be higher than the comparable periods in 2024.

Selling, General and Administrative

Selling, general and administrative expense of $28.0 million for the nine months ended September 30, 2025 increased by $5.1 million, or 22%, as compared to $22.9 million for the previous year period. This increase was primarily due to our greater investment in selling and marketing costs consistent with our increase in sales, an increase in separation costs associated with select headcount reductions, bad debt expense associated with a TAC-STIM receivable, increased expenses associated with professional fees, and increased rent expense associated with the lease expansion. For the remainder of 2025, we plan on continuing to make targeted investments in sales and marketing to support our commercial efforts, particularly around sales and marketing efforts across all major U.S. channels.

Other Expense (Income)

Total other expense was $0.8 million for the nine months ended September 30, 2025, which consisted primarily of non-recurring expenses, including fees in connection with the NURO acquisition, professional fees associated with financing and business development activities and interest associated with the convertible debt financing with Avenue, as compared to total other income of $0.3 million for the nine months ended September 30, 2024, which consisted primarily of interest income.

Benefit from Income Taxes

We may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey’s Department of the Treasury - Division of Taxation NOL Transfer Program. For the nine months ended September 30, 2025 and 2024 the Company received net cash payments of $48,000 and $122,000, respectively, from the sale of its New Jersey state net operating losses.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the nine months ended September 30,
	2025	2024
(in thousands)
Net cash (used in) provided by
Operating activities	$(6,647)	$(5,693)
Investing activities	$3,359	$(8,018)
Financing activities	$7,667	$8,068

Operating Activities

Net cash used in operating activities was $6.6 million and $5.7 million for the nine months ended September 30, 2025 and 2024, respectively. This increase is primarily due to the increase in our net loss partially offset by favorable timing of accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities was $3.4 million and $8.0 million for the nine months ended September 30, 2025 and 2024, respectively. This increase is primarily due to proceeds from the sale of marketable securities.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $7.7 million primarily attributable to net proceeds from the convertible debt financing with Avenue. During the nine months ended September 30, 2024, net cash provided by financing activities was $8.1 million which was attributable to the entering into a registered direct offering and concurrent private placements, which closed on June 5, 2024.

Liquidity Outlook

We have experienced significant net losses, and we expect to continue to incur net losses for the near future as we work to increase market acceptance of our gammaCore therapy and general wellness and human performance products. We have never been profitable and we have incurred net losses and negative cash used in operations in each year since our inception. We incurred net losses of $10.9 million and $8.7 million and used cash in our operations of $6.6 million and $5.7 million for the nine months ended September 30, 2025 and 2024, respectively.

We have historically funded our operations with the proceeds of equity and debt financings. During the nine months ended September 30, 2025, we received net proceeds of approximately $0.2 million from sales of equity securities pursuant to the Sales Agreement and $7.5 million which was advanced by Avenue pursuant to the Loan and Security Agreement (as defined below). As of September 30, 2025, our cash, cash equivalents, restricted cash and marketable securities totaled $13.2 million.

On November 29, 2024, we entered into the Sales Agreement with Wainwright, whereby the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20 million by any method deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act, or any other method specified in the Sales Agreement. During the nine months ended September 30, 2025, the Company sold 14,265 shares of its common stock at a weighted average price of $15.20 per share, net of issuance costs for $0.2 million in net proceeds, pursuant to the Sales Agreement.

On August 4, 2025, we, and our wholly owned subsidiary, NURO, each as borrowers, entered into the Loan and Security Agreement with Avenue that is secured by a lien on substantially all of our assets, including a negative pledge on intellectual property, subject to limited exceptions, pursuant to the Loan and Security Agreement. The Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $12.0 million to be delivered in two tranches. The tranches consist of (i) a term loan advanced to the Company on August 4, 2025 in an aggregate principal amount of $7.5 million, and (ii) subject to the achievement of certain performance milestones set forth in the Loan and Security Agreement, a right of the Company to request that Avenue make additional term loan advances to the Company in an aggregate principal amount of up to $4.5 million which right expires on December 31, 2025.

Interest only shall be payable during the period following the LSA Closing Date and continuing until the first day of the first full calendar month following the 18 month anniversary of the LSA Closing Date, provided, however, that such period shall be extended for six months if as of the 18 month anniversary of the LSA Closing Date. Principal repayments are scheduled for $2.5 million in 2027, $3.0 million in 2028 and $2.3 million in 2029 (inclusive of a final payment fee of 3.5% of the loan amount).

See Note 10 – Long-Term Debt in the condensed consolidated financial statements for additional details of our long-term debt.

On September 30, 2025, the Company entered into the Private Agreements with certain institutional and accredited investors, which collectively provided for the sale by the Company of 360,737 Private Shares. The Private Shares were issued at a price of $5.145 per share, in satisfaction of an aggregate of approximately $1.856 million of legal services rendered or to be rendered to the Company by the investors. The Company did not receive cash proceeds in connection with the issuance of these shares.

During the remainder of 2025, we intend to continue to make targeted investments in sales and marketing to continue driving commercial activities. We have historically funded our operations from the sale of our common stock, and most recently the convertible debt financing with Avenue, and may continue to do so through utilization of the at-the-market facility pursuant to the Sales Agreement, or other equity or debt transactions, including a potential $4.5 million under Tranche 2 of the Term Loans, pursuant to the Loan and Security Agreement, subject to customary conditions and achievement by us of certain performance milestones set forth in the Loan and Security Agreement. As of the date of this Quarterly Report, the Company had approximately $19.8 million of common stock remaining available for issuance under the Sales Agreement.

The Company’s expected cash requirements for the next 12 months from the date these financial statements are issued and beyond are largely based on the commercial success of its products. Based on its current assessment, the Company believes its cash, cash equivalents, restricted cash, and marketable securities, plus the net proceeds from Tranche 1 of the Term Loan, and expected cash flow from operations and access to capital through the use of the ATM pursuant to the Sales Agreement and Tranche 2 of the Term Loans will enable it to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying financial statements are issued. There remain significant risks and uncertainties regarding the Company’s business, financial condition and results of operations. The Company’s future capital requirements are difficult to forecast and will depend on many factors that are out of its control. If the Company is unable to achieve its planned operating results or maintain sufficient financial resources, including through potential positive cash flow from operations or supplemental access to third-party debt, equity or hybrid capital, its business, financial condition and results of operations may be materially and adversely affected.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three and nine months ended September 30, 2025.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2025.

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

As required by Rule 13a-15(b) and 15d-15(f) of the Exchange Act, an evaluation as of September 30, 2025 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2025 were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the nine months ended September 30, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information set forth in Note 19. Legal Proceedings of the condensed consolidated financial statements included in this Quarterly Report is incorporated here by reference to this Part II Item 1.

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

As of September 30, 2025, our stockholders’ equity was less than $2.5 million and therefore less than the Equity Standard. As a result, if Nasdaq determines that we do not meet either the Net Income Standard or the Market Value Standard, we may receive a deficiency letter from Nasdaq. Upon receipt of such deficiency letter, we will have a period of time to resolve such deficiency and, if necessary, will have the opportunity to present a plan to regain compliance.

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

Our ongoing disputes with Pulsetto may be costly, time consuming and, if adversely determined against us, could have a material adverse effect on our financial position and business operations.

On June 11, 2025, Pulsetto filed a declaratory judgment action against the Company in the United States District Court for the District of New Jersey, captioned UAB Pulsetto v. electroCore, Inc., Civ. No. 25-10036 (D.N.J.), asserting that its non-invasive vagus nerve stimulation product does not infringe the Company’s U.S. Patent No. 11,446,491 (the “491 Patent”).

On July 16, 2025, the Company filed a responsive pleading, answering the complaint and asserting counterclaims, that Pulsetto’s non-invasive vagus nerve stimulation product infringes the 491 Patent, as well as the Company’s U.S. Patent Nos. 8,948,873, 9,339,653, 10,874,857, 8,843,210, 9,242,092, 11,623,078, and 10,441,780, as well as claims that Pulsetto’s commercial conduct has infringed and continues to infringe the Company’s Truvaga™ and gammaCore® trademarks, and committed acts of false advertising and unfair competition in violation of state and federal law. On September 5, 2025, Pulsetto requested leave to file a motion to dismiss the Company’s counterclaims for lack or jurisdiction and/or insufficient pleadings. The Company has opposed that request, which has not yet been considered by the trial judge. On September 9, 2025, the court approved a schedule for discovery, and certain proceedings, filings, submissions, motions, reports and conferences. The parties have exchanged initial requests for the production of documents relevant to the dispute.

Litigation is inherently uncertain, expensive, and time-consuming. Adverse developments in this matter could include, among others, the court’s dismissal, narrowing, or stay of some or all of our counterclaims; findings that Pulsetto does not infringe one or more of our asserted patents or trademarks; invalidation, unenforceability, or a narrowing construction of one or more of our patents or trademark rights; denial of requested remedies; or the imposition of limitations on our ability to assert, license, or enforce our intellectual property and brand assets. Any such outcomes could reduce or eliminate competitive advantages, limit or delay our ability to protect our products and brands, or encourage third parties to challenge or avoid our intellectual property rights.

Even if we ultimately prevail, this litigation could divert management time and attention, require significant cash outlays for legal fees, experts, and discovery, and disrupt our operations and strategic initiatives. We may also face reputational harm with customers, partners, payors, regulators, and suppliers arising from the pendency or publicity of the dispute. Insurance, if available, may not cover all claims or associated costs. The timing, scope, and outcome of the litigation remain uncertain, and any of the foregoing risks—individually or in the aggregate—could materially and adversely affect our business, financial condition, results of operations, and cash flows.

The ongoing U.S. federal government shutdown that began on October 1, 2025, and any future lapses in appropriations or related disruptions, could materially and adversely affect our sales, collections, operations, product development and regulatory timelines.

Beginning on October 1, 2025, the U.S. government shutdown led to certain regulatory agencies, such as the FDA and the SEC, furloughing critical employees and curtailing their activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the ongoing federal government shutdown, which has resulted in the suspension or delay of various government-funded programs. Government shutdowns, lapses in appropriations, continuing resolutions, or related funding disruptions can delay, reduce, or suspend procurement activities, new orders, contract awards and modifications, and pricing or volume negotiations. They can also limit the availability of contracting officers and program personnel, impede access to government ordering portals, and result in stop-work or similar directives affecting us or our contracting parties. In addition, shutdowns and related constraints on federal operations can delay invoice processing and payment timing for delivered products and services. Even when shutdowns are relatively short, backlogs and operational bottlenecks can persist after normal operations resume; if prolonged or recurrent, the cumulative effects can be significant.

The U.S. Department of Veterans Affairs (VA) is one of our largest customers, and we also sell our TAC-STIM product to the U.S. Air Force. Any disruptions relating to the government shut down could reduce or defer sales to the VA and the Air Force, negatively affect our visibility into demand, impair our ability to forecast and plan production and inventory, and adversely impact our revenues and margins. Shutdown-related delays in invoice processing and payment timing could increase our accounts receivable and days sales outstanding, reduce operating cash flows, and require us to draw on cash reserves, adjust working capital, extend supplier payment terms, or otherwise manage liquidity in ways that could be unfavorable to our business.

Sales cycles for government customers can be extended during and after shutdowns due to backlogs and competing priorities when operations resume. Program-level funding may be reallocated or reduced, and unit-level purchasing may be delayed or constrained even after appropriations are restored. For our TAC-STIM product sold to the U.S. Air Force, shutdowns may delay fielding and adoption, defer training or deployment within units, and slow the pace of follow-on or expansion orders, any of which could adversely affect near-term and future revenue from this program. Interruption in government operations may also delay or complicate renewals of existing contracts, on-ramping to new vehicles or schedules, and the ability to qualify for or participate in pilots or evaluations that are often a precursor to broader adoption within federal healthcare systems.

The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel, and statutory, regulatory and policy changes. In addition, there may be delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel. Government shutdowns, if prolonged, can significantly impact the ability of government agencies upon which rely, such as the FDA and SEC, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The duration and impact of any federal government shutdown or related disruption are inherently uncertain and outside our control. Even short shutdowns can create backlogs and operational bottlenecks that persist for an extended period after normal operations resume. If shutdowns are prolonged or recur, the cumulative effects on our government sales, receivable collections, product development and regulatory timelines could be significant and may materially and adversely affect our business, results of operations, cash flows and financial condition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) Trading Plans.

During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).

Item 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of electroCore, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 5, 2025	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ JOSHUA S. LEV
Joshua S. Lev
Chief Financial Officer (Principal Financial and Accounting Officer)

