Form 10-K
period 2025-12-31
electroCore, Inc.
filed 2026-03-19
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission File Number 001-38538

electroCore, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	20-3454976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Forge Way, Suite 205, Rockaway, NJ	07866
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 290-0097

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	ECOR	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Stock Market on June 30, 2025 was $27,950,688.

The number of shares of Registrant’s Common Stock outstanding as of March 13, 2026 was 8,083,558.

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

References to electroCore

In this Annual Report, unless otherwise stated or the context otherwise indicates, references to “ECOR,” “electroCore,” “the Company,” “we,” “us,” “our” and similar references refer to electroCore, Inc., a Delaware corporation and its wholly owned subsidiaries, including NeuroMetrix, Inc., a Delaware corporation (“NeuroMetrix” or “NURO”).

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

●	We may be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.
●	We have a limited history commercializing our Quell platform and our general wellness and human performance products in the United States for which market acceptance and commercial success are uncertain.
●	We are subject to risks associated with the commercialization of our product offering through ecommerce marketplaces.
●	We recently launched our next generation prescription gammaCore device under the brand gammaCore Emerald, and there can be no assurance that the new device will be well received or adopted, which may impact our financial results.
●	Our products may require modifications and improvements, which may cause added expense and impact our financial results.
●	We generate sales of TAC-STIM branded products through active-duty military and budgetary cuts or government shutdowns or strikes could negatively impact our financial results.
●	Our potential revenue in the United States and the United Kingdom is substantially dependent on government funding arrangements and changes in governmental policy for such arrangements could cause material harm to our business.
●	Unfavorable global economic conditions and government regulations, initiatives or policies could adversely affect our business, financial condition or results of operations.

●	We derive a material portion of our revenue from a limited number of customers, and the loss of one or more of these customers could adversely impact our business, results of operations, and financial condition.
●	We have a history of significant losses. If we do not achieve and sustain profitability, our financial condition could suffer. Our failure to become and remain profitable could negatively impact the results of our operations and your investment.
●	We must demonstrate to patients, physicians and third-party payers the medical and economic benefits of our prescription products and therapies compared to those of our competitors or other available therapies and such comparisons may not be realizable.
●	Our operating results may vary significantly from quarter to quarter because of seasonality, bulk orders, shipments to distributors or otherwise.
●	If our competitors are better able to develop and market non-invasive pain treatments that are safer, more effective, less costly, easier to use, or otherwise more attractive than our products, our business and business prospects will be adversely impacted.
●	Many of our competitors are large, well-established companies with substantially greater resources than us and have a long history of competing in the migraine or general wellness markets.
●	Our international operations subject us to certain operating and compliance risks, which could adversely impact our results of operations and financial condition.
●	We may not be able to establish, strengthen, or protect our brands.
●	If we are unable to develop and retain an effective sales force, including retention of independent contractors, or if we are unable to attract additional independent contractors, our sales efforts may be adversely impacted.
●	We may be held responsible for certain taxes or assessments and other obligations relating to the activities of our independent consultants, which could harm our financial condition and operating results.
●	Our app-enabled products rely on third-party vendors for application development and management, resulting in a significant dependency on such vendors.
●	Our supply chains are subject to disruption, unfavorable changes to prices or terms, or quality problems.
●	Outside the United States, we rely on a single third-party distributor to effectively distribute the majority of our products.
●	The regulatory environment governing information, cybersecurity, and privacy is increasingly demanding and continues to evolve.
●	Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.
●	Failure to protect our information technology infrastructure against cyberattacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.
●	We are currently engaged in an intellectual property lawsuit which may be costly, time-consuming and, if adversely determined against us, could have a material adverse effect on our financial position and business operations.
●	Our business is subject to extensive governmental regulation that makes it expensive and time consuming for us to bring our products to market in the United States and to expand the use of our prescription therapies to additional therapeutic indications, and to expand the reach of our general wellness initiatives.
●	If we fail to maintain regulatory approvals and clearances, or are unable to obtain, or experience significant delays in obtaining FDA clearances, approvals or CE Certificates of Conformity for our future products or product enhancements, our ability to commercially distribute, market, and sell these products could suffer, and, if our general wellness products no longer fall under the scope of applicable FDA guidance, such products may be subject to additional and more comprehensive regulation and/or greater regulatory uncertainty, affecting our ability to commercially distribute, market, and sell such products in the ordinary course of business.
●	We are subject to an active FTC Consent Order that remains in effect and is monitored by the FTC.
●	Failure to meet Nasdaq’s continued listing standards could result in the delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

●	We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls were not effective. If we are unable to remediate this material weakness, or if we experience additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations and investors may lose confidence in our financial reports and the market price of our common stock could be adversely affected.
●	We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on the price of our common stock.
●	Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
●	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
●	The terms of our Loan and Security Agreement (the “Loan and Security Agreement”) with Avenue Venture Opportunities Fund II, L.P. (“Avenue”) require us to meet certain operating covenants and place certain restrictions on our operating and financial flexibility, and failure to meet these covenants could result in default of the Loan and Security Agreement.
●	As a publicly traded company, we are subject to activist investors.

Trademarks and Tradenames

The electroCore, gammaCore, Truvaga, TAC-STIM, NeuroMetrix, and Quell, names, logos, and other trademarks of electroCore, Inc. appearing in this Annual Report on Form 10-K are the property of electroCore, Inc. All other trademarks, service marks and trade names in this Annual Report on Form 10-K are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report on Form 10-K.

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

PART I

Item 1.

Our Business

Background and Overview

electroCore is a bioelectronic technology company whose mission is to improve health and quality of life through innovative non-invasive bioelectronic technologies. Our two leading commercial products are gammaCore non-invasive vagus nerve stimulation, or nVNS, and Quell Fibromyalgia, or Quell. We also sell our Truvaga and TAC-STIM products, which are handheld, personal-use consumer products, developed to promote general wellness and human performance.

We believe that our proprietary nVNS technology, which works through a variety of mechanistic pathways including the modulation of neurotransmitters, and Quell for chronic pain are designed to address many of the limitations of traditional non-invasive approaches.

Our business generates revenues from the sale of prescription medical devices and non-prescription wellness products in the United States and select overseas markets. We have two principal product categories:

●	Personal use prescription medical devices for the management and treatment of certain medical conditions such as primary headache and fibromyalgia; and

●	Personal use consumer products that promote general wellness and human performance.

Our capabilities include product development, regulatory affairs and compliance, sales and marketing, product testing, electromechanical assembly, fulfillment, intellectual property, and customer support.

Marketed Products and Business Strategy

Our goal is to be a leader in non-invasive bioelectronic technologies delivering better health. To achieve this, we offer multiple propositions:

gammaCore

gammaCore, is a prescription, handheld, medical device that is FDA cleared for a variety of primary headache conditions. gammaCore products are available by prescription only and are portable, reusable, rechargeable with reloadable personal use options for patients to use at home or on the go. Prescriptions are written by a health care provider and dispensed from a specialty pharmacy, through the patient’s healthcare system, or directly from electroCore in the United States from our facility in Rockaway, New Jersey. After the initial prescription is filled, access to additional therapy can be refilled for certain of our gammaCore products with a prescription authorization. Additional information may be found at www.gammaCore.com.

Quell Fibromyalgia

Quell Fibromyalgia is an FDA-authorized, prescription only, wearable neuromodulation device that helps reduce the symptoms of fibromyalgia in adults with high pain sensitivity. It incorporates a collection of proprietary approaches designed to optimize the effectiveness of nerve stimulation. The Quell platform is comprised of (1) an electronic device that is placed in a flexible band worn on the upper calf; (2) disposable refillable electrodes that attach to the device and acts as the interface between the device and the skin; and (3) a smartphone app to control the device, and, visualize, understand, and optimize data relating to chronic pain and health. The app is integrated with the Quell Health Cloud which stores user data which may be used for data analytics and scientific research. Prescriptions are written by a health care provider and dispensed through the patient’s healthcare system, or directly from electroCore in the United States from our facility in Rockaway, New Jersey. Additional information may be found at www.quell.com.

Truvaga

We offer Truvaga handsets for the support of general health and wellbeing. Truvaga products are available direct-to-consumer at www.truvaga.com, through certain online retailers, or through select employment benefit plans.

TAC-STIM

TAC-STIM is a non-prescription form of nVNS for human performance and has been developed in collaboration with the United States Department of Defense Biotech Optimized for Operational Solutions and Tactics, or BOOST program. TAC-STIM handsets are available as a Commercial Off the Shelf (COtS) solution to active-duty military and professional organizations, and are the subject of ongoing research and evaluation within the United States Air Force Special Operations Command, the United States Army Special Operations Command and at the United States Air Force Research Laboratory. Additional information may be found at www.Tac-Stim.com.

Truvaga and TAC-STIM are intended for general wellness in compliance with the FDA guidance document entitled “General Wellness: Policy for Low-Risk Devices; Guidance for Industry and FDA Staff, issued on September 27, 2019.” Truvaga and TAC-STIM handsets are not intended to diagnose, treat, cure, or prevent any disease or medical condition.

Quell Over-the-Counter (“Quell OTC”)

Quell OTC is a pain management therapeutic system for the symptomatic relief and management of chronic pain in the lower extremities. Quell OTC is a Class III medical device intended for the treatment of lower extremity pain and is FDA cleared as an over-the-counter device (no prescription required) with disposable electrodes and in conjunction with a mobile app that contains several convenient features. Quell OTC is no longer commercially available; however, replacement electrodes continue to be sold to existing Quell OTC customers. We may choose to relaunch the Quell OTC product in the direct-to-consumer business channel in the future, there can be no assurance that we will do so successfully, or at all.

Customers

Our two largest customers by revenue are the United States Department of Veterans Affairs and United States Department of Defense, or VA, and the United Kingdom National Health Service, or NHS, both utilizing prescription products under qualifying agreements.

The United States Department of Veteran Affairs comprised 71.2% of our revenue during the year ended December 31, 2025. The majority of our 2025 sales were made pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, which has an expiry date of June 14, 2030, as well as pursuant to open market sales to individual facilities within the government channels.

In August 2023, we signed a non-exclusive distribution agreement with Lovell Government Services, or Lovell, providing Lovell with the right to list and distribute certain electroCore products into the federal market. Lovell is a Service-Disabled Veteran-Owned Small Business (SDVOSB) offering medical and pharmaceutical goods and services to federal healthcare providers. Listing products with Lovell is intended to streamline the sales process to a variety of government procurement channels through Lovell’s compliance with contracting regulations and its provision of logistical solutions connected directly into government contracting portals, all of which are intended to help government agencies meet their SDVOSB procurement goals. Customers for these vehicles are federal healthcare systems such as the Veterans Health Administration (VHA, which includes the VA), the Military Health System (MHS), and Indian Health Services (IHS), which we believe serve up to approximately 21 million patients combined.

We expect a significant portion of our 2026 sales to continue in the government channel broadly, and to our largest customer, the VA, specifically, pursuant to our FSS contract and / or through our relationship with Lovell and its qualifying FSS, GSA Advantage, VA Distribution and Pricing Agreement (DAPA), and Defense Logistics Agency’s ECAT system contracts to which our prescription devices have been added.

Sales under the U.K. MedTech Funding Mandate, or MTFM, for cluster headache (CH) in the United Kingdom comprised 4.4% of our revenue during the year ended December 31, 2025. In 2026, we plan on continuing to use this program. Our current agreement with the NHS, in which our prescription gammaCore therapy will continue to be listed in the NHS catalogue, expires in February 2028. We continue to utilize distribution partners to commercialize our nVNS technology in selected territories outside the United States and United Kingdom.

Research and Development (“R&D”) and Clinical Programs

Our R&D team has significant experience in developing and commercializing therapeutic devices and bioelectronic technologies. Our R&D team works closely with regulatory, engineering, marketing, and customers to design and support products that are focused on improving clinical outcomes.

The product development team is comprised of product development, engineering, and product management personnel to support new iterations of bioelectronic technologies, led by our Chief Executive Officer. We are developing future iterations of bioelectronic technology, including the use of our intellectual property around the delivery of smartphone-integrated and smartphone-connected non-invasive therapies.

Our clinical and medical program is led by our Chief Medical Officer who coordinates our clinical programs for potential future uses of our bioelectronic technologies and clinical education. We are cooperating with a variety of Investigator Initiated Trials (“IIT”) to evaluate additional indications and/or markets for our products. If successful, we believe these trials will provide marketing support for future expansion of our business into new indications and markets.

Sales, Marketing, and Distribution

Demand for our prescription devices in the U.S. may be driven by clinical data and our increased presence in the field. Our field sales force is comprised of territory business managers who manage commission only sales agents and sub representatives. In addition, we have a small team seeking to accelerate adoption in managed care systems.

Demand for prescription devices outside the U.S. may be driven by similar factors, including the strength of our clinical and health economic data. We have two dedicated resources focused on generating sales outside the United States.

We sell our general wellness products direct-to-consumer through our ecommerce site, www.truvaga.com, and through select Truvaga retail and marketplace partners, including Best Buy and Rehabmart. We also partner with organizations such as Ben Greenfield Life, Perks at Work, True Medicine and a growing number of affiliates and influencers who promote Truvaga and support awareness and customer acquisition through promotional partnerships.

We sell the TAC-STIM handset for human performance to active-duty military and professional organizations.

Manufacturing and Supply

We are the FDA-registered and ISO registered legal manufacturer of our bioelectronic products. We rely upon third-party contract manufacturers and suppliers, located both within and outside the United States, for substantially all the components of our products. In order to protect against risk of supply chain disruption, we seek to maintain adequate inventory and, safety stock and to qualify a secondary contract manufacturer when any supply chain disruption is identified. Additionally, we retain the internal expertise and capabilities to perform all assembly aspects of our commercial product. These measures include purchasing what we consider to be sufficient advanced supply of key components to reasonably assure that no component shortages will interrupt our ability to manufacture and deliver our products to patients on a timely basis. All the electronic components used in our products are either high-volume, non-custom commodity components, or alternate components are available. The majority of these components have multiple sources, and the few with single sources have been purchased with sufficient reserves to permit continued production while simple product design modifications can be made. We rely upon certain qualified third parties, from time to time, for engineering, design and validation of new and modified devices.

At our facility in Rockaway, NJ, we inspect inbound component parts to ensure they meet our design and manufacturing specifications prior to assembly. This quality process involves physical inspection and electrical performance testing. After successful completion of this inspection, each unit is then assembled, programmed, and packaged, along with appropriate labeling and accessories.

Market and Competition

nVNS for Primary Headache

Migraine affects roughly 12% of the U.S. population and 14% of the global population. In the United States, approximately 39 million patients are affected by migraine, with approximately 18% being women. Approximately eight million Americans are seeing a professional annually about headaches. Migraine attacks can be extremely disabling and more than 90% of migraine sufferers are unable to work or function normally while experiencing migraine. According to an analysis cited in The American Journal of Managed Care, published in 2020, the annual economic burden of migraine in the United States is approximately $78 billion. The analysis further provides an estimate of annual total direct and indirect costs of all migraine-related health services between $8,500 and $9,500 for an individual patient with chronic migraine.

The market for the treatment and prevention of migraine is highly competitive with most migraine patients managing their conditions with over-the-counter therapies. The prescription triptan drug class is generally considered first line therapy for the acute treatment of migraine. There are many additional pharmaceutical approaches currently marketed by third parties. Injectables such as Botulinum toxin (Botox) and calcitonin gene-related peptides antagonists or CGRPs have gained significant adoption and market share, with oral CGRPs gaining more market share shortly after their initial U.S. approvals and commercial launches in early 2020.

Several neuromodulation devices have been marketed for the treatment of migraine, including CEFALY (sold by CEFALY Technologies sprl), Nerivio (sold by Theranica Bioelectronics), and Savi Dual (sold by eNeura, Inc.) as well as other neuromodulation devices that may be marketed for use in treating pain associated with primary headache.

Cluster Headache (“CH”) is a rare primary headache disorder compared with migraine and tension-type headache. The estimated prevalence of CH ranges from 0.05% to 0.07% of the total U.S. adult population, and roughly 0.1% of the global adult population. CH is a condition in which patients experience extremely painful headaches. CH predominantly affects males in their prime earning ages of 20 to 50, and the attacks of pain occur in bouts, known as cluster periods, during which attacks are experienced at a frequency ranging from every other day to as often as eight times per day.

There are a variety of pharmaceutical, FDA-approved, and commercially available therapies for the acute treatment for CH. The most frequently used acute treatments for CH attacks are subcutaneous sumatriptan and high flow rate inhaled oxygen. Alternative treatments, both approved by the FDA and medications that are used by patients off label, exist for CH.

Our prescription gammaCore therapy competes with numerous existing therapies from many different sources, including pharmaceutical, biotechnology, medical device and other healthcare companies, as well as with therapies that may become available in the future. We believe the key competitive factors affecting the potential success of our therapy are safety, efficacy, side effect profile, convenience, price, the availability of generic drugs and the availability of coverage and reimbursement from government and certain other third-party payers.

Quell

Chronic pain affects nearly 20% of adults in the United States and globally. According to estimates from U.S. health economic studies, the estimated incremental impact of chronic pain on health care costs in the United States is over $250 billion per year, and lost productivity is estimated to exceed $300 billion per year. Specifically, Fibromyalgia is estimated to affect about 2% to 4% of patients in the United States and globally, depending on diagnostic criteria study methods and population surveys.

The most common approach to chronic pain management is pain medication. This includes over the counter internal and external analgesics as well as prescription pain medications, including both non-opioid and opioids. The approach to treatment is individualized, drug combinations may be employed, and the results are often inadequate. Side effects, including potential for addiction are substantial. As a result of the complexity of treating chronic pain, it is believed that inadequate relief leads 25% to 50% of pain sufferers to seek alternatives to prescription pain medications. These alternatives include nutraceuticals, acupuncture, chiropractic care, non-prescription analgesics, electrical stimulators, braces, sleeves, pads and other items. In total, these pain relief products and services account for approximately $15 billion in annual out-of-pocket spending in the United States.

Our Quell technology falls within the crowded transcutaneous electrical nerve stimulation (“TENS”) category, which encompasses a wide number of neurostimulation devices. However, we believe there is no direct competition to our Quell technology with the level of power, sophistication, and user-friendly features for the symptomatic relief of chronic pain. The most common approach to chronic pain, including fibromyalgia, is pain medication. This includes OTC drugs (such as Advil and Motrin), and prescription (“Rx”) drugs including anti-convulsants (such as Lyrica, Savella, and Neurontin) and anti-depressants (such as Cymbalta and Elavil). Topical creams may also be used (such as Zostrix and Bengay). With severe pain, narcotic or opioid pain medications may be prescribed (such as codeine, fentanyl, morphine, and oxycodone).

Nerve stimulation is an established treatment for chronic pain. It is available through implantable spinal cord stimulation; however, this approach requires surgery and has attendant risks. Historically, although non-invasive approaches to neurostimulation, specifically TENS, have achieved limited success due to device limitations, inadequate dosing and low patient adherence. We believe our Quell wearable technology is in a unique neurostimulation category for both fibromyalgia and other lower extremity chronic pain conditions.

General Wellness

The global wellness economy was valued at about $6.8 trillion in 2024, according to research by the Global Wellness Institute (GWI). It is projected to continue growing toward nearly $10 trillion by the end of 2030.

According to Grand View Research, the global stress management treatment market is expected to reach approximately $20 billion by 2030, with the U.S. stress management market size valued at $2.4 billion in 2022 and expected to grow at a compound annual growth rate (CAGR) of 5.3% from 2023 to 2030.

Some of the largest technology companies that have not historically operated in the general wellness and/or medical device spaces, such as Alphabet Inc., Amazon.com, Inc., Apple Inc., Samsung Electronics Co., Ltd., and others have notably developed, or may develop, products and technologies that may compete with our current or future products and technologies. Such companies have substantially greater capital, research and development, and sales resources than we have.

Regulatory Clearances

Prescription gammaCore

gammaCore, our prescription only, handheld device, is cleared by the FDA for use in the following indications:

●	The acute treatment of pain associated with episodic cluster headache;

●	The acute treatment of pain associated with migraine headache;

●	Adjunctive use for the preventive treatment of cluster headache in adult patients;

●	The preventive treatment of migraine headache in adult patients;

●	The use of gammaCore by adolescent patients (between 12 and 17 years of age); and

●	Treatment of hemicrania continua and paroxysmal hemicrania in adult patients.

The FDA clearances of our prescription gammaCore therapy to treat primary headache were facilitated by the FDA’s creation of a new regulatory category: External Vagus Nerve Stimulator for Headache (21 CFR 882-5892). Based on this category’s description, we anticipate that some additional label expansions may be possible through the pathway under Section 510(k) of the Federal Drug and Cosmetic Act or through de novo classifications relating to uses of External Vagus Nerve Stimulators.

In January 2022, the FDA granted gammaCore “Breakthrough Device” designation for the treatment of post-traumatic stress disorder or PTSD.” PTSD is a highly prevalent and disabling disorder with limited approved treatment options. The FDA’s Breakthrough Device designation is designed to expedite the development and regulatory review of medical devices that hold the potential for more effective treatment or diagnosis of life-threatening or irreversibly debilitating disease or condition. The Company is currently considering a pathway for obtaining FDA clearance for treatment of PTSD by using gammaCore.

We are considering additional medical indications for our nVNS technology which are being studied in several investigator-initiated trials, or IITs. These indications include, post-traumatic stress disorder, concussion, and anxiety, among others.

In 2011, we received a CE Certificate of Conformity for gammaCore for the treatment of primary headache from the British Standards Institution, which was at the time a European Union notified body. This CE Certificate of Conformity allowed us to affix the CE Mark on gammaCore and to commercialize it in the European Economic Area and other countries that recognize the CE Mark. In addition, we received CE Certificates of Conformity on gammaCore covering four other indications for use, including reactive airway disease and gastric motility disorders. Post-Brexit, these CE Certificates of Conformity remain valid in the United Kingdom and European Union. British Standards Institution , or BSI, has established a Netherlands entity, which remains a notified body, and BSI in the United Kingdoms has equivalent status as a “U.K. approved body”. Under current guidance, CE marked medical devices may be placed on the U.K. market until the sooner of the expiration of the CE Certificate of Conformity or June 30, 2028. After that date, we will need to obtain U.K.CA marking (the U.K. replacement for CE marking) for commercialization of our gammaCore products in the United Kingdom, unless the United Kingdom implements the proposed amendments to the U.K. Medical Device Regulation (U.K. MDR) permitting the United Kingdom to indefinitely recognize devices that comply with the E.U. Medical Device Regulation (E.U. MDR). BSI is currently reviewing the Company’s technical file as part of the transition to E.U. MDR and U.K. MDR. Upon successful completion of this review, BSI is expected to issue an updated CE certification.

Quell

In 2021, Quell received Breakthrough Device designation from the FDA for a fibromyalgia indication. A pivotal double-blind, randomized, sham-controlled clinical study of Quell Fibromyalgia was completed, and a De Novo marketing authorization was obtained from the FDA in 2022. Quell Fibromyalgia is indicated for use as an aid for reducing the symptoms of fibromyalgia in adults with high pain sensitivity. This Rx product was introduced to the domestic market in late 2022.

Quell also received FDA Breakthrough Device designation in early 2022 for the treatment of chronic Chemotherapy Induced Peripheral Neuropathy (CIPN). Similar approaches to other possible disease indications involving chronic pain could include fibromyalgia-like long COVID, chronic low back pain, and chronic overlapping pain conditions (COPC).

In July 2014, the Quell OTC device received 510(k) clearance for over-the-counter use and in November 2014, our Quell OTC disposable electrode received 510(k) clearance for over-the-counter use. In January 2016, a number of new features were added to Quell OTC and received 510(k) clearance, most notably use with an optional mobile app that contains several convenience features. The intended use of the Quell OTC pain management therapeutic system is the symptomatic relief and management of lower extremity pain.

General Wellness

Truvaga and TAC-STIM are being marketed in the United States as general wellness and human performance products pursuant to the FDA guidance document entitled “General Wellness: Policy for Low-Risk Devices; Guidance for Industry and FDA Staff,” issued on September 27, 2019, and subsequently updated on January 6, 2026. They are not intended to diagnose, treat, cure, or prevent any disease or medical condition.

Intellectual Property

Patents and Patent Applications

As of December 31, 2025, we held more than 215 patents and patent applications, including 170 issued U.S. patents, 39 U.S. patent applications, and 80 international patents and applications. All of our current issued patents are projected to expire between 2026 and 2039.

Copyrights, Trademarks and Trade Secrets

As of December 31, 2025, our trademark portfolio consisted of 23 U.S. trademark registrations, including electroCore, gammaCore, gammaCore Sapphire, gConcierge, TAC-STIM, NeuroMetrix, and Quell, over 40 international trademark registrations, and 9 pending U.S. and international trademark applications.

We also rely upon trade secrets, know-how and continuing technological innovation, and may pursue licensing opportunities in the future, to develop and maintain our competitive position. We seek to protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information, under which they are bound to assign to us inventions made during the term of employment or term of service.

Some of the software related to our Truvaga Plus product which was launched in 2024 is licensed from third-parties, and we currently rely entirely on third-party software developers for the design of the software for this product.

U.S. Food and Drug Administration (FDA) Regulation

Several of our products are medical devices that are subject to extensive regulation by the U.S. FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the regulations promulgated thereunder, as well as by other regulatory bodies in the United States and abroad. The FDA classifies medical devices into one of three classes based on the risks associated with the medical device and the controls deemed necessary to reasonably ensure the device’s safety and effectiveness. These three classes are:

●	Class I, the lowest risk products, which require compliance with medical device general controls, including labeling, establishment registration, device product listing, adverse event reporting and, for some products, adherence to good manufacturing practices through the FDA’s quality system regulations;

●	Class II, comprising moderate-risk devices, which also require compliance with general controls and in some cases, so-called special controls that may include performance standards, particular labeling requirements, or post-market surveillance obligations; typically a Class II device also requires pre-market review and clearance by FDA of a pre-market notification (also referred to as a “510(k) application”) as well as adherence to the quality system regulations/good manufacturing practices for devices; and

●	Class III, high-risk devices that are often implantable or life-sustaining, which also require compliance with the medical device general controls and quality system regulations, but which generally must be approved by FDA before entering the market, through a more-lengthy pre-market approval (PMA) application. Approved PMAs can include post-approval conditions and post-market surveillance requirements, analogous to some of the special controls that may be imposed on Class II devices.

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

Post-Marketing Compliance Obligations

Regardless of which pre-market pathway a medical device uses to reach the U.S. market, after a device is placed on the market, numerous regulatory requirements continue to apply. These include:

●	the FDA’s quality management system regulation, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other good manufacturing practice and quality assurance procedures during all aspects of the manufacturing process (unless a device category is exempt from this requirement by the FDA, such as in the case of many Class I devices);

●	correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and device recalls or removals if undertaken to reduce a risk to health by the device or to remedy a violation of the FDA caused by the device that may present a risk to health;

●	post-market surveillance regulations, which apply to Class II or III devices if the FDA has issued a post-market surveillance order and the failure of the device would be reasonably likely to have serious adverse health consequences, the device is expected to have significant use in the pediatric population, the device is intended to be implanted in the human body for more than one year, or the device is intended to be used to support or sustain life and to be used outside a user facility;

●	regular and for-cause inspections by FDA to review a manufacturer’s facility and its compliance with applicable FDA requirements;

●	the FDA’s recall authority, whereby it can ask, or order, device manufacturers to recall from the market a product that is in violation of applicable laws and regulations; and

●	the guidance document entitled “General Wellness: Policy for Low-Risk Devices; Guidance for Industry and FDA Staff, issued on September 27, 2019” under which Truvaga and TAC-STIM are marketed under as general wellness devices.

International Regulation

Our international sales are subject to regulatory requirements in the countries in which our products are sold. The regulatory review process varies from country to country and may in some cases require the submission of clinical data.

In 2011, we received CE Certificate of Conformity in the European Economic Area, or EEA, for our prescription gammaCore therapy to treat primary headache, including migraine, CH, and hemicrania continua, as well as medication overuse headache in adults. The CE Certificate of Conformity was extended to additional indications, including for the treatment or prevention of symptoms of reactive airway disease, which includes asthma, bronchoconstriction, exercise induced bronchospasm, and COPD in adults.

Outside the United States, we market gammaCore in the United Kingdom and, to a limited extent, in the European Economic Area (EEA), and other jurisdictions through distribution partners. Sales in these markets currently represent an immaterial portion of our total revenue. To market gammaCore in the EEA and United Kingdom, we must comply with applicable medical device regulations and maintain CE Certificates of Conformity issued by a notified body. Our CE Certificates allow us to affix the CE mark to gammaCore for sale in the EEA. In the United Kingdom, CE marked devices may currently be placed on the market until the earlier of expiration of the CE Certificate or June 30, 2028, after which we will need UKCA marking to continue sales in the U.K.

The EU Medical Devices Regulation 2017/745 (MDR) replaced the prior Medical Devices Directive and imposes additional compliance requirements. The European Commission extended the MDR transition period until June 30, 2028 for Class IIa devices, which includes our gammaCore products. We have obtained the necessary certificates for MDR compliance through June 30, 2028. On December 16, 2025, the European Commission, or EC, published a proposal to revise the MDR. The proposal introduces several measures that would have a significant impact on the medical device industry, including:

●	Amendments to classification rules, which may result in a lower risk classification for certain products, including medical device software. These changes could also reduce the number of AI-enabled medical devices classified as “high-risk” under the EU AI Act (Regulation (EU) 2024/1689);
●	Clarification of the interplay with the AI Act, providing that most requirements applicable to high-risk AI systems under the AI Act would not apply to AI-based medical devices, in order to avoid regulatory overlaps;
●	Extension of CE Certificate validity, by removing the current five-year maximum validity period for CE Certificates of Conformity issued by Notified Bodies.

The proposal will undergo the ordinary legislative procedure and be examined by the European Parliament and the Council, which may introduce amendments to the text proposed by the EC.

Following Brexit, U.K. medical device regulations are based on retained EU legislation but may diverge in the future. These regulatory changes could add complexity and cost to our limited U.K. and EEA operations.

Federal Trade Commission

We are subject to Federal Trade Commission, or FTC, regulatory oversight. Under the Federal Trade Commission Act (FTC Act), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, or injunctions affecting the manner in which our products could be marketed in the future.

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

Import and Export Requirements

To import a device, the importer must file an entry notice and bond with the United States Bureau of Customs and Border Protection (CBP). All devices are subject to FDA examination before release from CBP. Any article that appears to be in violation of the FDCA may be refused admission and a notice of detention and hearing may be issued. If the FDA ultimately refuses admission, CBP may issue a notice for redelivery and, if a company fails to redeliver the goods or otherwise satisfy CBP and the FDA with respect to their disposition, may assess liquidated damages for up to three times the value of the lot. The CBP also imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance.

Human Capital Resources

As of February 1, 2026, we employed 83 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Company History

electroCore, Inc. was founded in 2005 as a limited liability company, which converted into a Delaware corporation pursuant to a statutory conversion effective June 21, 2018. The Company is headquartered in New Jersey and has three wholly owned subsidiaries: electroCore U.K. Ltd., electroCore Germany GmbH, and NeuroMetrix. The Company has ceased its operations in Germany, although sales to Germany are still supported by electroCore U.K. Ltd.

On May 1, 2025 (the “NURO Closing Date”), the Company completed its previously announced acquisition of NeuroMetrix pursuant to the terms of the Agreement and Plan of Merger dated as of December 17, 2024 (the “Merger Agreement”) by and among the Company, NURO, and Nexus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, on the NURO Closing Date, Merger Sub merged with and into NURO, with NURO surviving as a wholly-owned subsidiary of the Company (the “Merger”).

Our primary internet website address is www.electrocore.com. We also maintain websites at www.gammacore.com, www.gammacore.co.u.k., www.gammacore.com/ca/, gammacore.com/lt/, www.truvaga.com, www.tac-stim.com, www.quellrelief.com, www.quellfibromyalgia.com, www.neurometrix.com, .. The content reflected on our websites is not incorporated by reference herein unless expressly noted.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and proxy statements, and all exhibits and amendments thereto, are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the SEC. The public may read and copy any materials that we file with the SEC electronically through the SEC website (www.sec.gov). The information contained on the SEC’s website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K. Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, board committee charters, Code of Conduct and other information. A copy of the Code of Conduct may be provided to any person without charge upon written request to: electroCore, Inc., Attn: Corporate Secretary, 200 Forge Way, Suite 205, Rockaway, NJ 07866. The content reflected on any website reflected in this Form 10-K is not incorporated by reference herein unless expressly noted.

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

Our operations have consumed substantial amounts of cash since inception. We believe that our growth will depend, in part, on our ability to fund our commercial efforts for our bioelectronic technologies, including opportunistically pursuing research and development activities for additional indications for our gammaCore and Quell therapies, as well as our ability to invest in programs to commercialize our general wellness and human performance products. If our revenue continues to grow, it is likely we will have increased working capital needs in connection with increased inventory purchases and accounts receivable. Our ability to collect our accounts receivable on a timely basis is dependent on the intent and ability of our customers to pay on a timely basis. There is no assurance that we will have sufficient cash flow and liquidity to fund our planned activities. As a result, we may need to seek additional funds in the future or curtail or forgo some or all of such activities. If we seek to and are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities, and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Changes, including those relating to the payor and competitive landscape, our commercialization strategy, our development activities, our government contracting mechanisms, and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly. Our future capital requirements will depend on many factors, including:

●	the outcome, timing of, and costs involved with negotiating, obtaining, maintaining, and enhancing payor coverage;

●	the outcome, timing of, and costs involved with negotiating, obtaining, maintaining government procurement mechanisms;

●	the outcome, timing of, and costs involved with our plan to potentially expand our direct-to-consumer, cash-pay business channel;

●	the scope and timing of our investment in our U.S. and U.K. commercial infrastructure and sales force;

●	the costs of commercialization activities including sales, marketing, manufacturing and distribution;

●	the costs incurred in defending against pending intellectual property litigations and other potential litigation, as well as the costs of any potential judgements or settlements;

●	the degree and rate of payor, physician, patient, and market acceptance of our prescription therapies;

●	the degree and rate of consumer adoption of our non-prescription product offerings;

●	the outcome, timing of, and costs involved in seeking and obtaining clearances or approvals from the FDA and other regulatory authorities, including the potential for the FDA and other regulatory authorities to require that we perform more studies, clinical trials, or tests on our prescription gammaCore therapy than we currently expect;

●	the research and development activities we may undertake to expand our indications and enhancements to our prescription therapies;

●	the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;

●	the need for us and third parties, including payors and service providers, to potentially implement new or revised policies, infrastructure, and internal systems;

●	the lead times, order quantities, and payment terms needed to purchase inventory;

●	our ability to collect accounts receivable on a timely basis;

●	our ability to hire additional personnel to support our various functions and operations; and

●	the emergence and acceptance of competing therapies or other adverse market developments.

●	the ability to meet financial covenants in the Loan and Security Agreement and the restrictions therewith.

To finance our activities, we may seek funds through borrowings or through additional rounds of financing, including public or private equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, if at all.

On July 24, 2025, our Form S-3 registration statement (File No. 333-284477), or the 2025 Shelf Registration Statement, was declared effective by the SEC. The 2025 Shelf Registration Statement relates to the potential offering and issuance from time to time of common stock, preferred stock, warrants, rights, debt securities and units, up to an aggregate amount of $100.0 million. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security in any future offering under the 2025 Shelf Registration Statement will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2025 Shelf Registration Statement. As of the date of this Annual Report, we have $100.0 million remaining for potential issuance under the 2025 Shelf Registration Statement (including $19.8 million under the Sales Agreement (as defined below)). As of the date of the filing of this this Annual Report on Form 10-K, the aggregate market value of our securities held by non-affiliates may be below $75 million, and until such time as the aggregate market value of our securities held by non-affiliates equals or exceeds $75 million, the aggregate maximum offering price of all securities issued by us in any given 12-calendar month period pursuant the 2025 Shelf Registration Statement may not exceed one-third of the aggregate market value of our securities held by non-affiliates, pursuant to the terms and conditions of the rules of the Securities and Exchange Commission (the “SEC”), and thus may be limited.

On November 29, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which we may offer and sell shares of our common stock from time to time having an aggregate offering price of up to $20,000,000. Our stock price, market capitalization trading volume, and other macroeconomic factors may affect our ability to raise funds and the terms on which we will be able to raise funds. Our failure to obtain additional necessary financing could impair our ability to conduct our operations, and any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to (i) pursue our business plans and strategies and (ii) maintain our listing on the Nasdaq Stock Market.

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

We recently began selling the Quell platform and patients, providers or consumers may be slow to adopt these programs or their pricing which could adversely impact our business and financial results.

We recently began selling the Quell Fibromyalgia devices through our sales organization. We intend to expand our prescription device business through internal and external sales representatives and relaunch the over-the-counter Quell OTC product in the direct-to-consumer business channel in 2026. This will require significant investment and expansion of our sales and marketing capabilities and further development by us relating to this business channel. We have limited experience with scaling and commercializing the Quell platform in the United States, which may impact our ability to rely on this channel as a positive source of revenue. If we are unsuccessful in executing our commercialization efforts in our prescription sales, or fail to launch, or are unsuccessful in commercialization efforts for ,Quell OTC product in the direct-to consumer business channel, we may not achieve the sales levels that we reasonably anticipate materializing in light of current planning and forecasting, and may be unable to recover the investments described above. Additionally, there is a risk that potentially lower pricing of our therapies in the direct-to-consumer cash-pay business channel could lead to lower pricing and reimbursement in our legacy business channels and, therefore, this risk could have an adverse impact on our financial position and results of operations as well as heighten our need to obtain additional financial capital to support our business projects.

If third-party payors do not provide adequate coverage and reimbursement for the use of our medical devices, it may affect our ability to generate significant revenues.

Some of our success in marketing and commercializing our medical devices depends, and will continue to depend, on whether U.S. and international government health administrative authorities, private health insurers, and other payor organizations provide adequate coverage and reimbursement for the cost of our products. Many third-party payors do not currently cover non-invasive bioelectronic therapies or cover non-proprietary bioelectronic therapies at prices that are unacceptable to us as they have determined these modalities to be non-differentiated or investigational or experimental. If physicians or insurers do not find our clinical data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for our medical devices. We cannot provide assurance that data we or others may generate in the future will be consistent with data observed in our existing clinical studies, and we cannot provide similar assurance that our current or future published clinical evidence will be sufficient to obtain adequate coverage and reimbursement for our medical devices. Moreover, if we cannot obtain adequate coverage for and reimbursement of the cost of our medical devices, we cannot provide assurance that patients will be willing to incur the full cost of our prescription therapies. Access to adequate coverage and reimbursement by third-party payors for our prescription therapies or the willingness of patients to bear the entire cost of our therapy is essential in the acceptance of our therapies by physicians, patients, and other customers for our therapy.

In most markets, there are private insurance systems and government-managed systems. If sufficient and timely coverage and reimbursement are not available for our current or future prescription medical devices, or if reimbursement rates change, in either the United States or internationally, the demand for our medical devices and our revenues would be adversely affected.

We have a limited history commercializing our Quell platform in the United States for which market acceptance and commercial success are uncertain.

We have limited experience engaging in direct-to-consumer commercial activities and limited established relationships with marketing agencies, analytic platforms, and social media following, all of which are becoming increasingly important to direct-to-consumer initiatives. We may be unable to gain broader market acceptance for our Quell platform in our sales channels and markets, including direct-to-consumer channels in the United States for a number of reasons, including:

●	established competitors with strong relationships with customers, including ecommerce and telehealth platforms, systems, marketing agencies and a critical mass of existing patients;

●	limitations in our ability to demonstrate differentiation and advantages of our product compared to our own products and competing products and the relative safety, efficacy and ease of use of our product;

●	the limited size of our marketing team and the learning curve required to gain experience selling our product direct-to-consumer;

●	limited brand awareness;

●	insufficient financial or other resources to support our commercialization efforts necessary to reach profitability; and

●	the introduction and market acceptance of new, more effective or less expensive competing products and technologies in relevant geographic and product markets.

We have a limited history commercializing our general wellness and human performance products in the United States for which market acceptance and commercial success are uncertain.

As a small company with a limited history of selling our consumer products including our general wellness and human performance products, we have limited experience engaging in commercial activities and limited established relationships and experience with direct-to-consumer channels and third-party suppliers on whom we depend for the manufacture of our product components. In addition, as a general matter, we may fail to adapt our existing or future technology to patient and customer requirements or emerging treatment standards in our relevant geographic and product markets. New industry standards for the development, manufacture, and marketing of medical devices and general wellness products may evolve in separate ways, and we may not be able to conform to the changes, meet new standards in a timely fashion, or maintain a competitive position in our target marketplace. Moreover, if we face material delays in introducing our products and new technology, we may fail to attract new customers in part due to diminished brand awareness and ineffective implementation of marketing and promotion strategy. Specifically, we may be unable to successfully commercialize our consumer products including general wellness and human performance products in the United States for a number of reasons, including:

●	established competitors with relatively more mature relationships with their customers and third-party suppliers;

●	limitations in our ability to demonstrate differentiation and advantages of our product compared to similar, competing products and the relative safety, efficacy and ease of use of our product;

●	the limited brand awareness of our Truvaga and TAC-STIM brands, which are our two recently launched non-prescription, general wellness and human performance products;

●	the limited size of our marketing budget to assess and increase customer demand levels;

●	the inability to obtain sufficient supply of the product components for our wellness products from our primary and secondary manufacturers and suppliers;

●	insufficient financial or other resources to support our commercialization efforts necessary to realize profitability; and

●	the introduction, and market acceptance, of new, relatively more effective, or less expensive, competing products and technologies.

Risks of doing business through ecommerce marketplaces.

In 2024, we launched a direct-to-consumer wellness offering, Truvaga, and we remain subject to risks associated with the commercialization of our Truvaga product offering, including those associated with selling Truvaga through ecommerce marketplaces. Selling products through large, well established ecommerce marketplaces presents several risks including inventory management challenges, broader competition, potential account suspensions, and the risk of losing control over brand identity, value perception, and customer relationships. While we intend to monitor commercialization efforts through these marketplaces, there can be no assurance that we can respond adequately to reviews on public forums that may cause a loss of control over our brand identity, value perception and customer relationships, and any inability to respond adequately may negatively impact our financial results. In addition, our business may be adversely affected if online marketplaces, such as has been the case in 2025 with Amazon, remove our products on the basis that they are classified as medical devices requiring FDA clearance or registration. Such removal can significantly disrupt our sales channels, reduce product visibility, and impair revenue generation, particularly if online sales constitute a substantial portion of our sales and marketing strategy. While an appeals process is available, the appeals process is uncertain, time-consuming, and may not result in reinstatement. Prolonged or permanent removal could lead to inventory write-downs, loss of market share, reputational harm, and increased compliance costs. Additionally, similar actions by other ecommerce platforms or heightened regulatory scrutiny could further restrict market access, adversely impacting our business, financial condition, and results of operations.

We recently launched our next generation prescription gammaCore device under the brand gammaCore Emerald, and there can be no assurance that the new device will be well received or adopted, which may impact our financial results.

In April 2025, we launched our next generation prescription gammaCore device under the brand gammaCore Emerald. Achieving broad market acceptance for the gammaCore Emerald device may be limited for a number of reasons, including:

●	established customers have already adopted gammaCore Sapphire and switching to the new generation may be deemed disruptive to the customary ordering process;

●	limitations in our ability to demonstrate differentiation and advantages of our product compared to our own products and competing products and the relative safety, efficacy and ease of use of our product;

●	the limited size of our marketing team and inability of our sales team to educate new or existing customers of the change;

●	limited brand awareness;

●	insufficient financial or other resources to support our commercialization efforts necessary to reach profitability; and

●	the introduction and market acceptance of new, more effective or less expensive competing products and technologies in relevant geographic and product markets.

Our app-enabled products may require modifications and improvements, which may cause added expense and negatively impact our financial results.

If our app-enabled products are not well received, we may need to make modifications or improvements including software updates, which may require additional research and development expense, or stop selling the products all together which would negatively impact our financial results. Undiscovered vulnerabilities in our app-enabled products could expose us or consumers to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases, or use competing products. In addition, to the extent a competitor were to develop app-software that competes with ours, customers may choose not to purchase our wellness product.

We recently acquired the Quell platform as part of the merger with NURO which comes with a companion application and may require modifications, maintenance, and improvements, which may cause added expense and negatively impact our financial results.

The Quell platform comes complete with a companion application and if the product or application are not well received, we may need to make modifications or improvements including software updates, which may require additional research and development expense, or stop selling the device all together which would negatively impact our financial results. Undiscovered vulnerabilities in our app-enabled products could expose us or consumers to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases, or use competing products. In addition, to the extent a competitor were to develop app-software that competes with ours, customers may choose not to purchase our wellness product.

We generate sales of TAC-STIM branded products to active-duty military and accordingly, military budgetary cuts or government shutdowns or strikes could negatively impact our financial results.

We launched our TAC-STIM branded products for human performance within the active-duty military channel. Funding for purchases of TAC-STIM product is subject to government budgetary decisions and any spending cuts or government policies may negatively impact the timing or amounts of sales to these customers, which could result in lost sales and harm our business and operation results.

Our potential revenue in the United Kingdom is substantially dependent on government funding arrangements, and changes in governmental policy for such arrangements could cause material harm to our business.

Effective April 1, 2021, gammaCore Sapphire was included in a new long-term reimbursement policy. The MTFM policy supports the use of National Institute for Health and Care Excellence, or NICE, approved, clinically effective and cost-saving medical devices, diagnostics, and digital technologies that will improve patient health. In December 2019, NICE published a Medical Technology Guidance document recommending the use of gammaCore for CH within the NHS. In 2026, we expect NICE to review the guidance document, and any changes in recommendation or pricing may adversely impact our ability to work with NHS England on the MTFM program, which could have an adverse impact on our business in the United Kingdom.

We derive a material portion of our revenue made pursuant to our qualifying contract under the Federal Supply Schedule or FSS, as well as open market sales to individual facilities within the government channels.

Our customer base is concentrated. During the years ended December 31, 2025 and 2024, revenue from VA facilities pursuant to the terms and conditions of our qualifying contract under the FSS and open market sales represented 71.2% and 70.6% of our total revenue, respectively. In 2025, no specific VA facility represented greater than 10% of our revenue from this channel. If we were to lose one or more of our significant customers, our revenue may be adversely affected. The loss of one or more of our significant customers could adversely affect our business, results of operations, and financial condition.

We expect an increasing portion of our 2026 sales will be made pursuant to the non-exclusive distribution agreement with Lovell, and its contract vehicles, concentrating our customer base even further as revenue generated from the VA facilities pursuant to the terms and conditions of our qualifying contract under the FSS and open market sales is partially shifted to sales under our agreement with Lovell. Any delay in payments by our customers as well as any disagreement, disagreement or change in relationship status with the FSS procurement office, Lovell or other customers, could adversely affect our business, results of operations, and financial condition.

Unfavorable global economic conditions and government regulations could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Factors such as geopolitical events (including the ongoing wars in Iran, Ukraine and Israel and the risk of increased tensions between China and Taiwan), inflationary pressures, public health crises, and U.S. election cycles, and changes in government administration and policies have caused extreme volatility and disruptions in the capital and credit markets in recent years. Uncertainty or unfavorable global economic conditions could result in a variety of impacts to our business, including weakening demand for our products, and adversely impacting our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy has strained in the past and may in the future strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Further, the Trump administration has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business. For example, the Trump administration has imposed tariffs on certain foreign products, including most recently from Canada, Mexico and China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. Additionally, on September 25, 2025, the current U.S. administration announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S. Although the pharmaceutical tariff is currently on hold, this could have a material adverse effect on our supply chain and business prospects as well as the larger biopharmaceutical industry. While certain tariffs have subsequently been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.

There is also uncertainty surrounding potential changes to the healthcare regulatory environment in the United States, and it is not possible to predict how these changes may be implemented, and the ultimate effects of such changes on our business. In addition, the U.S. federal government and other governments may reduce funding for health care or other programs or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs and premiums we can charge. The levels of U.S. federal government spending are difficult to predict and are subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new presidential administration and Congress, and what challenges budget reductions, if any, will present for our business and our industry generally. For example, on January 20, 2025, President Trump established by executive order the U.S. DOGE Service Temporary Organization (“DOGE”) to reform federal government processes and reduce expenditures, and on February 5, 2025, the Centers for Medicare & Medicaid Services, or CMS, announced that it is collaborating with DOGE to determine where there may be opportunities for more effective and efficient use of resources. Further, there are reports that the administration is continuing to explore and implement policies which may put limits on, or freeze, spending by government employees on behalf of government agencies, which could adversely affect our business with the VA. Additionally, the Trump administration took several Executive Actions, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether additional orders will be implemented, or how these orders will be rescinded and replaced under the current or future administrations.

Risks related to recent U.S. tariff announcements.

The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, the United States has announced tariffs on many goods imported from specified nations. In addition, there are currently discussions concerning potential increased tariffs for pharmaceutical and medical device products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Changes in U.S. trade policy, including recently announced tariffs, related to countries where we or our suppliers operate could result in increased costs for raw materials, components, or finished goods for us, or challenges for our third-party contract manufacturers, distributors and suppliers to continue to meet demands for our products at current prices. These cost increases may reduce our margins, require us to raise prices, or make our products less competitive in the marketplace. Additionally, retaliatory tariffs imposed by other countries on U.S. exports could adversely impact demand for our products in international markets or increase the costs of conducting business. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.

We have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

Implementation of our growth strategy may require greater overall planned capital expenditures, and we cannot guarantee that any such increased expenditures will bring forth corresponding, offsetting revenue growth. Because we have a relatively limited history operating our business at its current and evolving scale, it is difficult for us to evaluate our present and future business prospects, including our ability to plan for, and model, future growth scenarios. Our limited operating experience at this scale, combined with the rapidly evolving customer demand and other market structure properties of the health and general wellness geographic and product markets in which we operate and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. In particular, our ability to accurately forecast customer demand could be affected by myriad factors, including, without limitation, changes in customer demand levels for our products, changes in demand levels for the products of our competitors, the relative pace of acceptance of personalized health and general wellness recommendations, unanticipated weakening of various macroeconomic conditions, and capricious shifts in consumer confidence in future macroeconomic stability and/or the public capital markets. Failure to manage our future growth plans effectively could have an adverse effect on our financial condition and operating results.

Any significant disruption to our ecommerce business could result in lost sales.

We have cash pay initiatives for our Truvaga consumer products, Quell OTC refills, and prescription gammaCore therapy, including our ecommerce websites in both the United States and United Kingdom. Online sales are subject to a number of risks. System interruptions or delays could cause potential patients to fail to purchase our products, harming our brands. Operating our direct-to-consumer ecommerce business depends on our ability to maintain the efficient and uninterrupted administration of online prescription generation, order-taking, and fulfillment activities. Our ecommerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, denial of service attacks, computer hackers, data privacy breaches, and other disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency and efficacy of our systems, system interruptions or delays could occur that would adversely affect our operating results.

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

We have experienced significant net losses, and we may continue to incur losses for the foreseeable future while we operate our sales and marketing infrastructure, endeavor to increase acceptance of our bioelectronic technologies in relevant markets, fund our various research and development activities, and obtain regulatory clearance or approval for other products or indications in the United States and internationally. We have never been profitable and have incurred net losses in each year since our inception.

We incurred net losses of $14.0 million and $11.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, our accumulated deficit was $191.1 million. Our prior losses, combined with potential future losses, and may continue to have for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital.

To become and remain profitable, we must continue to grow our bioelectronic technologies and identify promising areas of adoption with significant potential in terms of marketability, brand awareness, and product distinguishability, among other business considerations. This will require us to be successful in a range of challenging activities, which may include obtaining adequate coverage and reimbursement from payors; marketing and selling any current and future product candidates for which we may obtain appropriate marketing clearance, approval or authorization; developing commercial-scale manufacturing processes; managing various risks associated with the design, manufacture, marketing, and sale of human performance, general wellness product offerings, including compliance risk stemming from inadequate monitoring and analysis of applicable FDA and other relevant guidance as well as applicable consumer protection laws, rules, and regulations, ineffective initial and periodic assessment of claims and intended uses of such offerings, and inadequate government affairs, regulatory change management, or other corporate compliance functions that typically identify and remediate nonconformance with administrative law requirements, whether U.S. federal, state, or otherwise, and execute regulatory compliance processes more broadly; completing future clinical trials of prescription devices for additional therapeutic indications; obtaining additional marketing clearance, approval, or authorization from applicable regulatory authorities; militating against risk in, and enhancing the measures of cost efficiency in, our manufacturing; satisfying any post-marketing requirements; and developing the marketing and promotional expertise necessary to succeed in an integrative, well-funded direct-to-consumer approach through the sale of our consumer product offerings. Because of the numerous risks and uncertainties associated with our commercialization efforts as well as our research and clinical development activities, uncertainty remains around the timing to achieve or maintain profitability. We intend to continue to make targeted investments in building our U.S. and U.K. commercial infrastructure as we commercialize our bioelectronic technologies.

If we fail to become profitable or are unable to sustain profitability, then we may be unable to continue our operations at planned levels and may be forced to further reduce, or ultimately terminate, our operations. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $11.6 million. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and ultimately and potentially cease operations. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development and marketing efforts, and expand our business or continue our operations. Accordingly, a decline in the market value of our company could cause you to lose all or part of your investment.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, bank failures, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the global capital markets. Similarly, the current Russia-Ukraine war, and other conflicts including military activities in the Red Sea and Persian Gulf, and the results of the recent elections in the United States may exacerbate volatility in the global capital markets or disrupt the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including personnel costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Future acquisitions, strategic investments, or alliances could disrupt our business and harm our business, financial condition, and operating results.

We may in the future explore potential acquisitions of companies and technologies, strategic investments, or alliances to strengthen our business. Acquisitions involve numerous risks, any of which could harm our business, including:

●	regulatory hurdles;

●	anticipated benefits may not materialize;

●	diversion of management’s attention from our core business and disruption of ongoing operations;

●	cultural challenges associated with integrating employees from the acquired company into our organization;

●	various challenges with regard to the acquired company’s products and technology in the existing internal corporate and customer-facing systems or processes;

●	integration of the acquired company’s accounting, management information, human resources, and other administrative systems or processes;

●	the need to implement or improve controls, procedures, and policies in a preexisting business organization that, prior to the acquisition, may have lacked effective controls, procedures, and policies;

●	coordination of product development and sales and marketing functions;

●	liability for activities of the acquired company before the acquisition, including relating to privacy and data security, patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and

●	litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or third parties.

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

With the acquisition of NURO completed, we have incurred and expect to continue to incur additional expenses in connection with integrating the business, operations, network, systems, technologies, policies and procedures of NURO. The fees and expenses may be significant and could have an adverse impact on our business, financial condition, and operating results.

We may not be able to fully realize the benefits from the NURO Transaction.

The acquisition of NURO may not perform as expected. If we are unsuccessful at, among other things, integrating NURO into our operations or managing the NURO business, our revenues and margins could be adversely affected, and our business could suffer. See also “Risk Related to our Financial Position, Operating Results and Need for Additional Capital - Future acquisitions, strategic investments, or alliances could disrupt our business and harm our business, financial condition, and operating results.”

Litigation may arise in connection with our acquisition of NURO, which could be costly, prevent consummation of the transaction, divert management’s attention, and otherwise harm our business, financial condition, and results of operations.

The Company is subject to the laws and regulations applicable to NURO, including a settlement order between NURO and the FTC entered into on March 4, 2020, which enjoins NURO from engaging in deceptive acts or practices in violation of the FTC Act in the manufacturing, labeling, advertising, marketing, distribution and sale of certain of NURO’s stimulation devices. Any violation of such laws and regulations, including the settlement, could have an adverse impact on our business, financial condition, and operating results.

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

Our commercialization strategy of prescription devices may expose us to increased billing, cash application, and credit risks.

Our commercialization strategy may involve funding for our prescription devices through medical benefit coverage, the majority of which is provided by private insurers, as well as reimbursement by government agencies. Such claims are generally for very high-priced medicines, and collection of payments from insurance companies, patients, and other payors generally takes substantially longer than for those claims administered through a pharmacy benefit manager. Because of the high cost of these claims, complex billing requirements, and the nature of the medical benefit coverage determination process, these accounts receivable are characterized by higher risk in collecting the full amounts due and applying the associated payments. In addition, possible sales in our EUA business channel to hospitals may involve higher credit risks than sales to other payors.

Revenues from the sale of our prescription devices partially depend on the continued availability of reimbursement by government and private insurance plans. The government’s Medicare regulations are complex, and, as a result, the billing and collection process is time-consuming and typically involves the submission of claims to multiple payors whose payment of claims may be contingent upon the payment of another payor. Because of the coordination with multiple payors, and the complexity in determining reimbursable amounts, these accounts receivable have higher risk in collecting the full amounts due and applying the associated payments.

Our prescription device commercialization strategy may require premium payments from members for the ongoing benefit as well as amounts due from insurers and government-sponsored or national health insurance programs. As a result of the demographics of the consumers covered under these programs, and the complexity of the calculations as well as the potential magnitude and timing of settlement for amounts due from insurers and government-sponsored or national health insurance programs, these accounts receivable may be subject to billing and realization risk.

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

Furthermore, we expect a portion of our 2026 sales will be made pursuant to the distribution agreement with Lovell and their contract vehicles. As a result of this relationship an increasing portion of medical device sales in the government channel will be processed through Lovell and payment made to us by Lovell according to the terms of the Lovell distribution agreement. Additionally, we may be subject to increased credit risk associated with state and local government agencies experiencing increased fiscal challenges. As a result of the aforementioned risks, our commercialization strategy, even if successful, may involve the incurrence of bad debt expenses potentially impacting our results of operations and liquidity. Any payment delays or disputes in our relationship with Lovell could have an adverse effect on our results of operations and financial condition.

We must demonstrate to patients, physicians, and third-party payors the medical and economic benefits of our prescription therapies compared to those of our competitors or other available therapies, and such comparisons may not be realizable.

Physicians play a significant role in determining the course of a patient’s treatment and, as a result, the type of product that will be used to treat a patient. As a result, our success depends, in large part, on effectively marketing our prescription therapies to physicians. We have received several 510(k) clearances from the FDA for prescription therapies; however, such clearances do not necessitate adoption by physicians. In order for our prescription therapies to gain widespread adoption, we must successfully demonstrate to physicians the medical and economic benefits of our prescription therapies compared to competitors’ products, including pharmaceutical and neuromodulation devices that have been marketed for the treatment of different forms of primary headache and fibromyalgia by competitors with greater financial or other resources. We also may face challenges because bioelectronic technology is relatively new compared to existing traditional treatments for cluster and migraine headaches.

Acceptance of our prescription therapies depends on educating patients and physicians as to the distinctive characteristics, perceived benefits, safety, ease of use, and cost-effectiveness of our prescription therapies relative to our competitors’ products and communicating to physicians the proper use of our prescription medical devices. If we are not successful in convincing patients and physicians of the merits of our prescription therapies or educating them on the benefits of our prescription bioelectronic technologies, they may not seek a prescription or prescribe our prescription medical devices, and we may be unable to increase our sales, sustain our growth, or achieve profitability. In addition, we believe support of our products by physicians is essential for market acceptance and adoption. If we do not receive support from physicians, or long-term data do not show the benefits of using our prescription therapies, patients and physicians may not use it. In such circumstances, our results of operations would be materially and adversely affected.

We must demonstrate to customers the benefits of bioelectronic technology for general wellness and human performance compared to those of our competitors and such comparisons may not be realizable.

Consumer sentiments play a significant, and increasing, role in determining customer adoption of certain general wellness products. In general, our success depends on the continued willingness of consumers to use health and general wellness products and services and to place value in the primacy of scientific evidence in the marketing of general wellness products and services. To be successful, we will need to continue to significantly invest in educating consumers about our products. This need is elevated in the light of the health and general wellness market’s particular characteristics. The market is heavily saturated, and the expected future demand for and market acceptance of innovative products and services in the market is uncertain. While we believe it is reasonable to predict that the overall health and general wellness market will continue to grow, it is difficult to predict the future growth rates, if any, of certain sectors that intersect with comparable and substitution products relevant to our business. As a result, if our market does not further develop, or develops more slowly than expected, or becomes saturated with competitors with greater financial or other resources, or if our products do not achieve sufficient adoption in accordance with present and future business plans, our financial condition, and operating results could be materially and adversely affected. In particular, as stated previously, acceptance of our bioelectronic platform technologies depends on educating patients as to the distinctive characteristics, perceived benefits, safety, ease of use, and cost-effectiveness of our bioelectronic platform technologies relative to our competitors’ products and communicating to customers the proper use of our products. As a result, our success depends, in large part, on effectively marketing our bioelectronic platform technologies to consumers. For our bioelectronic platform technologies to gain widespread adoption, we must successfully demonstrate to consumers the relative benefits of our bioelectronic platform technologies compared to competitors’ products. We also may face challenges because bioelectronic technologies are relatively new compared to existing general wellness products across a multitude of price points. Further, the competitive landscape for general wellness products is crowded and continues to rapidly evolve. Therefore, our general wellness business line faces a diverse set of challenges that may have a significant effect on your investment.

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

We have concentrated our development and commercialization efforts on products based on a platform of stimulating therapeutically relevant fibers in the vagus nerve by a proprietary high-frequency burst waveform that passes through the skin. We believe that our product platform represents a novel approach to treating pain. However, to date, the FDA has cleared only our gammaCore products for commercialization based on this platform. The processes and requirements imposed by the FDA or other applicable health authorities may cause delays and additional costs in obtaining approvals for marketing authorization for our gammaCore products. Because our platform is novel, regulatory agencies, as well as insurance and other coverage providers and payors, may lack experience in evaluating product candidates like gammaCore and gammaCore Sapphire. This inexperience may lengthen the regulatory review process, increase our development costs, and delay or prevent reimbursement and commercialization of our platform products. Additionally, advancing this novel platform creates significant challenges for us, including:

●	training a sufficient number of medical personnel on how to properly administer our product;

●	enrolling sufficient numbers of patients in future clinical trials;

●	manufacturing our products on a large scale and in a cost-effective manner;

●	submitting applications for and obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with commercial development of our product platform for treating pain; and

●	establishing sales and marketing capabilities as well as developing a manufacturing process and distribution network to support the commercialization of any approved products.

We must be able to overcome these challenges in order to successfully develop, commercialize, and manufacture our gammaCore and product candidates.

The Quell platform is categorized as a TENS unit, and we must overcome significant challenges to successfully develop, commercialize, manufacture, and differentiate our product.

Nerve stimulation is a long-established category of treatment for chronic pain. This treatment approach is available through implantable devices which have both surgical and ongoing risks, such as migration of the implanted nerve stimulation leads. Non-invasive approaches involving TENS have achieved limited efficacy in practice due to power limitations, inadequate dosing and low patient adherence. While we believe that our Quell wearable technology for chronic pain is designed to address many of the limitations of traditional TENS, there can be no assurance that we can effectively which may adversely effect commercialization of our Quell products.

Our operating results may vary significantly from quarter to quarter because of seasonality, bulk orders, shipments to distributors, or otherwise.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

●	physician, prosthetics, and payor acceptance of our prescription gammaCore therapy;

●	patients’ acceptance of our bioelectronic technologies;

●	customer acceptance of our consumer products;

●	the timing and amount of TAC-STIM sales and cash disbursements;

●	payor adoption;

●	estimated useful life of products;

●	the timing of when individual payor coverage becomes available;

●	patient and physician product returns;

●	the timing, expense, and results of research and development activities, future clinical trials, and regulatory clearance or approvals;

●	fluctuations in our expenses associated with expanding our commercial operations and operating as a public company;

●	fluctuations in our marketing spend to drive patient purchases;

●	the introduction of new products, therapies, and technologies by competitors;

●	the productivity of our field sales function;

●	supplier, manufacturing, or quality issues with our products;

●	the timing of stocking orders from our distributors;

●	changes in our pricing policies or in the pricing policies of our competitors or suppliers;

●	timing of working capital requirements;

●	adverse developments in coverage amounts, benefit pathway, or government and third-party payors’ reimbursement policies; and

●	the timing of customer budget cycles.

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

Potential and completed acquisitions, strategic investments, licenses, and other alliances involve numerous risks, including:

●	difficulty assimilating or integrating acquired or licensed technologies, products, or business operations;

●	issues maintaining uniform standards, procedures, controls, and policies;

●	unanticipated costs associated with acquisitions or strategic alliances, including the assumption of unknown or contingent liabilities and the incurrence of debt or future write-offs of intangible assets or goodwill;

●	diversion of management’s attention from our core business and disruption of ongoing operations;

●	adverse effects on existing business relationships with suppliers, distributors, and customers;

●	risks associated with entering new markets in which we have limited or no experience;

●	potential losses related to investments in other companies;

●	potential loss of key employees of the acquired business; and

●	increased transaction, legal and accounting compliance costs.

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

If serious adverse events or other undesirable side effects are identified during the use of our prescription therapies in clinical trials or IITs (collectively and unless the context requires otherwise, “clinical trials”) or general wellness product consumer studies, it may adversely affect our development of such product candidates.

Undesirable side effects caused by our prescription therapies or general consumer wellness products could cause us or regulatory authorities to interrupt, delay, or halt nonclinical studies and future clinical trials or could make it more difficult for us to enroll patients in clinical trials and could, if injuries occur, result in product liability litigation. If serious adverse events or other undesirable side effects or unexpected characteristics of our prescription therapies or consumer wellness products are observed in clinical trials or consumer studies, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidate at all, and the occurrence of these events could have a material adverse effect on our business. Undesirable side effects caused by our prescription therapies or consumer wellness products could also result in an inability to obtain consumer confidence in the efficacy of our bioelectronic technologies the delay or denial of regulatory clearance or approval by the FDA or other regulatory authorities or in more restrictive labels than we desire.

Commercialization of our prescription therapies for additional conditions may require clinical trials, which are very expensive, take a long time to complete, and are difficult to design and implement and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies, clinical trials, or commercial success.

The risk of failure for our prescription therapies in additional treatment areas is high. It is difficult if not impossible to predict when or if any of our product candidates will receive regulatory clearance or approval in additional areas of indication. To obtain the requisite regulatory clearance or approvals to market and sell our prescription therapies in additional indications, we must demonstrate through extensive preclinical studies and clinical trials that it is safe and effective in humans for use in each additional target indication. Clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

In addition, the results of preclinical studies and early clinical trials may not be predictive of the results of later-stage preclinical studies or clinical trials. Our prescription therapies may fail to show the desired safety and efficacy traits in additional areas of indication in future clinical trials despite having progressed through preclinical and earlier stage clinical trials. Many companies in the pharmaceutical and medical device industries have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have, nonetheless, failed to obtain marketing clearance or approval of their products.

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

Conducting any clinical trial within the United States may subject us to additional costs and drawbacks, which may negatively impact our financial condition and our business. The costs of a foreign clinical trial (or FCT) may be significantly lower than costs of an equivalent trial in the United States, as the materials and location costs of an FCT may be lower than a trial within the United States. Electing to run a clinical trial within the United States may impose significant added financial costs compared to an FCT. Among other factors, the faster recruitment of patients overseas and completion of trials in a FCT may represent considerable cost savings that we would forego in conducting clinical trials within the United States. These and other costs from conducting any clinical trial for our prescription gammaCore therapy instead of a FCT may negatively impact our financial condition and our business. In addition, a FCT may offer other non-financial benefits, such as a larger potential population of qualified patients to participate in clinical trials compared against the potential enrollee population in the United States where clinical trials may compete for a limited number of the same potential patients. These and other foregone benefits of a FCT may negatively impact our financial condition and our business.

If we are unable to enroll patients in future clinical trials, our research and development efforts could be adversely affected.

Identifying and qualifying patients to participate in future clinical trials for additional areas of indications are critical to our success. Successful and timely completion of future clinical trials will require that we enroll a sufficient number of patients who remain in the study until conclusion. If we are unable to enroll a sufficient number of patients in our future clinical trials, our timelines for recruiting patients, conducting clinical trials, and obtaining regulatory clearance or approval of our prescription therapies in additional areas of indication may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology, or termination of clinical trials altogether.

We cannot predict how successful we will be at enrolling patients in future clinical trials. Patient enrollment is affected by other factors including:

●	the eligibility criteria for the trial in question;

●	the perceived risks and benefits of the product candidate in the trial;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating or drugs that may be used “off-label” for these indications;

●	the size of the patient population required for analysis of the trial’s primary endpoints;

●	competition for patients for competitive product candidates undergoing clinical trials;

●	the efforts to facilitate timely enrollment in clinical trials;

●	the design of the trial;

●	the patient referral practices of physicians;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	the ability to monitor patients adequately during and after treatment;

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion;

●	the ability to obtain and maintain patient consents;

●	the number of patients with the indication being studied and the difficulty of diagnosing the relevant condition or disease; and

●	the proximity and availability of clinical trial sites for prospective patients.

In addition, our clinical trials will compete with other clinical trials that are in the same therapeutic areas as we are targeting, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.

Delays in the completion of any clinical trial will increase our costs, slow down our expansion into additional treatment indications and approval process, and delay or potentially jeopardize our ability to commence product sales and generate future revenue. We have reduced resources in research and development which may delay our receipt of regulatory approvals for additional indications. In addition, many of the factors that may lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory clearance or approval of additional treatment indications.

Clinical trials may be delayed, suspended, or terminated for many reasons, which will increase our expenses and delay the time it takes to develop and expand in additional treatment indications.

We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, will enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement and completion of clinical trials may be delayed, suspended or terminated as a result of many factors, including:

●	the FDA or other regulators disagreeing as to the design, protocol or implementation of clinical trials;

●	the delay or refusal of regulators or institutional review boards (or IRBs) to authorize us to commence a clinical trial at a prospective trial site;

●	changes in regulatory requirements, policies and guidelines;

●	delays or failure to reach agreement on acceptable terms with prospective clinical research organizations (or CROs) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

●	the inability to enroll a sufficient number of patients in trials, particularly in orphan indications, to observe statistically significant treatment effects in the trial;

●	having clinical sites deviate from the trial protocol or dropping out of a trial;

●	negative or inconclusive results from ongoing preclinical studies or clinical trials, which may require us to conduct additional preclinical studies or clinical trials, or to abandon projects that we expect to be promising;

●	safety or tolerability concerns that could cause us to suspend or terminate a trial if we find that the participants are being exposed to unacceptable health risks;

●	reports from preclinical or clinical testing of other similar therapies that raise safety or efficacy concerns;

●	regulators or IRBs requiring that we or our investigators suspend or terminate clinical research for various reasons, including non-compliance with regulatory requirements or safety concerns, among others;

●	lower than anticipated retention rates of patients and volunteers in clinical trials;

●	our CROs or clinical trial sites failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a trial;

●	delays relating to adding new clinical trial sites;

●	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

●	delays in establishing the appropriate dosage levels;

●	the quality of the product candidate falling below acceptable standards;

●	the inability to manufacture sufficient quantities of our prescription therapies to commence or complete clinical trials; and

●	exceeding budgeted costs due to difficulty in accurately predicting costs associated with clinical trials.

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

If we experience delays in the commencement or completion of any clinical trial of our product candidates, or if any of our future clinical trials are terminated, the commercial prospects of our prescription gammaCore therapies may be harmed, and our ability to generate revenue from sales may be delayed or materially diminished.

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

In the future, we may experience difficulties with manufacturing, quality control, component supply, inventory, distribution, and shortages of qualified personnel, among other problems. These problems could result in delays in availability of our prescription therapies or general wellness products and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenue.

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

In order to continue to market and sell our bioelectronic technologies, we may in the future need to substantially expand our sales force. There is significant competition for such personnel. Once hired, the training process is lengthy because it requires significant education for new sales personnel to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our territory business managers typically require “lead time” in the field to grow their network of accounts and achieve the productivity levels we expect them to reach. Furthermore, the use of our products often requires or benefits from direct support from us. If we are unable to attract, motivate, develop, and retain qualified sales personnel, and if our sales personnel do not achieve the productivity levels, we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories, and, in the past, we have been subject to, and may, in the future, be subject to, allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

We have limited history of commercializing general wellness products within the United States or abroad. We have limited established relationships with stakeholders and experience in direct-to-consumer channels and limited relationships with third-party suppliers on whom we depend for the manufacture of our product components.

If our competitors are better able to develop and market chronic pain treatments that are safer, more effective, less costly, easier to use, or otherwise more attractive than our therapies, our business and business prospects will be adversely impacted.

The pharmaceutical and medical device industries are highly competitive and subject to rapid innovation and change. Our success depends, in part, upon our ability to establish a competitive position in the chronic pain markets by securing broad market acceptance of our prescription therapies. We believe that the primary competitive factors in the chronic pain markets including those for CH, migraine headache, and fibromyalgia are cost, demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects, and sales force experience and relationships. We face significant competition in the United States and internationally, which we believe will intensify over time. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

●	more experienced and larger sales forces;

●	greater name recognition;

●	more established sales and marketing programs and distribution networks;

●	earlier regulatory clearance or approval;

●	long-established relationships with physicians and hospitals;

●	significant patent portfolios, including issued U.S. and foreign patents and pending patent applications, as well as the resources to enforce patents against us or any of our third-party suppliers and distributors;

●	the ability to acquire and integrate our competitors and/or their technology;

●	demonstrated ability to develop product enhancements and new product offerings;

●	established history of product reliability, safety, and durability;

●	the ability to offer rebates or bundle multiple product offerings to offer greater discounts or incentives;

●	greater financial and human resources for product development, sales, and marketing; and

●	greater experience in resources for conducting research and development; technological resources, including personnel and access to technology such as AI; clinical studies; manufacturing; preparing regulatory submissions; and obtaining regulatory clearance or approval for products and marketing approved products.

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

Many of our competitors are large, well-established companies with substantially greater resources than us and have a long history of competing in the chronic pain and consumer wellness markets.

Many of our current and potential chronic pain competitors are publicly traded, or are divisions of publicly traded, major pharmaceutical and medical device companies that have substantially greater financial, technical, sales and marketing resources than we do. Also, several neuromodulation devices are approved for the treatment and/or prevention of migraine, including Cefaly, Nerivo, Savi Dual, or any other neuromodulation devices that may be marketed for use in treating pain associated with primary headache. Cefaly has been granted an OTC clearance allowing it to be sold without a prescription, and the impact of this clearance on the competitive landscape remains to be seen. Given the size of the existing and potential market in the United States, we expect that, as we continue our commercial efforts in the United States, our current and future competitors, including any who may compete with us in the direct-to-consumer channel, will take aggressive action to protect their current share of the market.

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

Furthermore, a number of our competitors are currently conducting, or we anticipate will be conducting, clinical trials to demonstrate the results of their headache products. The results of these trials may be equivalent to, or potentially better than, the results of our clinical trials, which could have a material adverse effect on us. The completion of our competitors’ clinical trials with respect to their headache products could negatively impact the perception of us or our prescription therapies. In addition, perception by physicians, payors, or patients that a competitor’s product is superior to our prescription therapies or offers comparable benefits at a lower cost or lower incidence of undesirable side effects as compared against our prescription therapies, among other perception-driven outcomes in the market following competitors’ completion of their clinical trials, could have a material adverse effect on us.

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

In 2012, commercial operations began in the United Kingdom and Germany, and we now sell our prescription gammaCore therapy in Europe from our U.K. based subsidiary and via distribution partners. Outside of Europe, we have a network of distribution partners tasked with selling our prescription gammaCore therapy to patients in select global markets. The sale and shipment of our prescription gammaCore therapy across international borders and the purchase of components from international sources subjects us to U.S. and foreign governmental trade and customs regulations and laws.

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

With regard to FCPA, the U.K. Bribery Act, and similar worldwide anti-bribery laws in non-U.S. jurisdictions, such laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials and, in some instances, other persons for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are or will be with governmental entities and are therefore potentially subject to such anti-bribery laws. Notably, global enforcement of anti-corruption and anti-bribery laws, which are typically interpreted broadly to prohibit generally companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector, has increased substantially in recent years, which has in part led to more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and foreign governmental agencies, and assessment of significant fines and penalties against companies and individuals in various cases.

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

The U.S. administration of President Trump may support potential trade proposals (including import tariffs and other tariffs on China and other U.S. trading partners), modifications to international trade policy, and other changes that may affect U.S. trade relations with other countries. We source a significant amount of the components used in gammaCore from Chinese sources, so any tariffs or other trade restrictions impacting the import of these components from China could have a material adverse impact on us. Additionally, our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:

●	difficulties in enforcing our intellectual property rights and in defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;

●	reduced or varied protection for intellectual property rights in some countries;

●	pricing pressure that we may experience internationally;

●	a shortage of high-quality salespeople and distributors;

●	third-party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs, or that may necessitate the reduction of the selling prices of gammaCore;

●	competitive disadvantage to firms with established business and customer relationships;

●	foreign currency exchange rate fluctuations;

●	the imposition of additional U.S. and foreign governmental controls or regulations;

●	economic instability;

●	changes in duties and tariffs, license obligations, and other non-tariff barriers to trade;

●	the imposition of restrictions on the activities of foreign agents, representatives, and distributors;

●	scrutiny of foreign tax authorities, which could result in significant fines, penalties, and additional taxes being imposed on us;

●	laws and business practices favoring local companies;

●	longer payment cycles;

●	difficulties in maintaining consistency with our internal guidelines;

●	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

●	the imposition of costly and lengthy new export licensing requirements;

●	the imposition of U.S. or international sanctions against a country, company, person, or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person, or entity;

●	the imposition of new trade restrictions; and

●	divergences in U.K. and EU regulation, increasing the regulatory burden on electroCore.

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

We may not be able to establish, strengthen or protect our brands.

We believe that establishing and strengthening the electroCore, gammaCore, Truvaga, TAC-STIM, Quell Fibromyalgia and Quell OTC brands are critical to achieving widespread acceptance of our bioelectronic technology. We believe that brand awareness considerations are particularly significant in light of the highly competitive nature of the burgeoning markets for chronic pain therapies and general wellness products. Promoting and positioning our brand will depend largely on the success of our marketing efforts, our direct-to-consumer initiatives, and our ability to provide physicians, patients, and consumers with a reliable product. Given the established nature of our competitors, our relative lack of commercialization in the United States and our lack of experience in the direct-to-consumer channels, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotional activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brands. If we fail to successfully promote, expand, and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote, expand, and maintain our brands, bioelectronic platform technologies may not be accepted by physicians and consumers, which would adversely affect our business, results of operations, and financial condition.

We may face product liability claims that could result in costly litigation and significant liabilities.

Manufacturing and marketing of our bioelectronic technologies and clinical testing of our prescription therapies may expose us to individual product liability claims, class action lawsuits or actions, and other individual or mass tort claims. Regardless of the merits or eventual outcome, liability claims may result in any of the following:

●	decreased demand for our products or products that we may develop in the future;

●	decline in price charged for our products;

●	loss of revenue;

●	injury to our reputation;

●	initiation of investigations by regulators;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants;

●	product recalls or withdrawals;

●	labeling, packaging, marketing or promotional modifications or restrictions;

●	exhaustion of any available insurance and our capital resources;

●	the inability to commercialize our existing or future products; and

●	a decline in our stock price.

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

We permit the return of damaged or defective products and accept Truvaga and Quell product returns in certain instances. While such returns are expected to be nominal and within management’s expectations and the provisions established, future return rates may increase more than anticipated. We have established a reserve in our financial statements for product returns, and we will continue to analyze our returns to determine the adequacy of the reserve. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

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

While we expect to engage in an orderly transition process as we integrate newly appointed officers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees, and an inability to find suitable replacements could adversely affect our business, results of operations, and financial condition. See also “Item 9B. Other Information - Executive Officer Transition.”

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

If we are unable to develop and retain an effective sales force, including the retention of independent contractors, or if we are unable to attract additional independent contractors, our sales efforts may be adversely impacted.

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

Our operating results will be harmed if we and the independent contractors in our sales force do not generate sufficient interest in our products to retain such contractors and attract new contractors. The number and sales productivity of the contractors could be harmed by several factors, including:

●	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

●	non-compliance by our independent consultants with applicable legal requirements or our policies and procedures;

●	lack of interest in existing or new products or their failure to achieve desired sales results;

●	lack of a compelling business opportunity sufficient to generate the interest and commitment of new independent contractors;

●	any changes we might make to our independent contractors sales compensation plan;

●	any negative public perception of our company or our products;

●	any negative public perception of our independent contractors;

●	our actions to enforce our policies and procedures;

●	any efforts to sell our products through competitive channels;

●	any regulatory actions or charges against us or others in our industry; and

●	general economic and business conditions.

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

Regarding advertising risk in the United States in particular, the FTC and states’ attorneys general are primarily responsible for enforcing the consumer protection laws by, among other things, investigating and initiating enforcement actions against business practices they deem to be deceptive or fraudulent under applicable laws. We are thus subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business, and changes in such regulations or laws could require us to modify our products or marketing or advertising efforts. In connection with the marketing or advertising of our products, we could be the target of claims relating to false, misleading, deceptive or otherwise noncompliant advertising or marketing practices, including under the auspices of the FTC and state consumer protection statutes. If we rely on third parties to provide any marketing and advertising of our products, we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements. We cannot ensure that all marketing materials currently used for our products comply with applicable laws, rules, and regulations, including bans on false and misleading product related claims. Any failure to comply with these restrictions could subject us to assertions of claims of false advertising and misrepresentation, which potentially bring forth significant financial penalties, costly mandatory product recalls, or relabeling requirements, any of which could have a material adverse effect on our results of operations and financial condition.

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

Social media, including Instagram, Snapchat, TikTok, Facebook, LinkedIn and X, the social media platform formerly known as Twitter, are increasingly being used to communicate about our products, clinical development programs, and, at present, the conditions our prescription therapies are being developed to treat and potential general wellness improvements. We are engaging in what we believe is appropriate social media usage in connection with our commercialization efforts for indications for which our therapy has been approved and for potential general wellness improvements. We intend to do the same for any future indications or products, if approved. Social media practices in the medical device and general wellness industries continue to evolve, and regulations and regulatory guidance relating to such practices are mutable and unclear at times. This evolution creates uncertainty and elevated risk of non-compliance with regulations applicable to our business, which can result in potential regulatory actions against us or potential litigation related to “off-label” marketing or other prohibited activities. For example, for our clinical-stage candidates, patients and consumers may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that study enrollment may be adversely impacted, or we fail to monitor and comply with applicable adverse event reporting obligations, or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any online platform, including a blog on the Internet, or a post on a website, that can be distributed rapidly and could negatively harm our reputation. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our company policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial participants, customers, consumers, and others. Our efforts to promote our products via marketing and social media initiatives may subject us in the future to additional scrutiny of our practices of effective communication of risk information, benefits, or claims, by the FDA, FTC, or both. If any of the aforesaid events were to occur, or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or cause other injury to our business and stockholders.

Risks Related to our Dependence on Third Parties

We have signed a License Agreement with a Chinese company giving them access to develop products based on certain patents associated with our nVNS technology and success of this agreement and protection of the patents will be dependent on the third-party.

The value of our business depends in part on our ability to protect our intellectual property and information, including our patents, copyrights, trademarks, trade secrets, and rights under agreements with third parties in China, and around the world. Third parties may try to challenge our ownership of our intellectual property in China and intellectual property rights and protections in China may be insufficient to protect material intellectual property rights in China. Further, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. The steps we have taken may not prevent unauthorized use of our intellectual property. We, or our third-party licensor, may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. If we or our third-party licensor(s) fail to protect our proprietary intellectual property and information, the failure could have a significant adverse effect on our business, financial condition, and results of operations.

We have signed a distribution agreement with Lovell to sell certain electroCore products throughout the government channel through Lovell’s contract vehicles, and we may therefore be dependent on Lovell.

Beginning in November 2023, certain electroCore products were added to the FSS, the DAPA, GSA Advantage, and Defense Logistics Agency’s ECAT system procurement portals through the Lovell contract vehicles. We expect an increasing portion of our 2026 sales will be made pursuant to the distribution agreement with Lovell and its contract vehicles. Any delay in payments by our customers as well as any disagreement disruption or change in the status of the relationship with Lovell or other customers or Lovell’s ability to execute orders could negatively impact our business, results of operations, and financial condition.

We are offering products to government customers through two different contracting vehicles, which may cause confusion for purchasing agents and result in frustration by customers.

Beginning in November 2023, gammaCore products have been available to government customers directly through our existing FSS contract, via open market purchases for individual VA facilities, and through Lovell. Offering different products at different price points may cause confusion for purchasing agents, which may result in loss or delay of sales to customers. Our existing FSS contract has a different contract number than what was previously used for purchases by customers. Any frustration or confusion by customers associated with gammaCore offerings through multiple procurement contracts or contract identifiers may adversely impact our business, results of operations, and financial condition.

We have signed a distribution agreement with Joerns Healthcare (“Joerns”) to sell certain gammaCore products throughout certain managed healthcare systems through the Joerns contract vehicles which puts a significant dependence on Joerns.

In October 2022, certain gammaCore products were added to the Joerns DME catalog for distribution throughout certain managed care healthcare systems. We expect a portion of our 2026 sales will be made pursuant to the distribution agreement with Joerns and their contract vehicles. Any change in the status of the relationship or Joerns’ ability to execute orders could negatively impact our business.

Our app-enabled products rely on third-party vendors for application development and management, resulting in a significant dependency on such vendors.

We launched our app-enabled consumer product under the Truvaga brand in 2024. The customer-facing application was developed by a third-party vendor on their proprietary platform. We acquired the Quell platform as part of our acquisition of NURO in May 2025. The patient and customer-facing application was developed by a third-party vendor.

We currently depend on our technology vendors to manage “up-time” of the front-end customer-facing application, device connectivity, and back-end administration portals. Any failure on the part of our third-party application developer, or in our ability to transition third-party services effectively, could result in lost sales and harm our business.

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

Our supply chains are subject to disruption, unfavorable changes to prices or terms, or quality problems.

A number of the critical components used in our products are supplied to us from either a primary, or secondary manufacturer, and multiple suppliers of high-demand consumer electronic components, and in certain cases sole-source, suppliers. Our manufacturers and suppliers may encounter problems during manufacturing for a variety of reasons, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our ability to supply our products commercially depends, in part, on our ability to obtain a supply of these components that have been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have not entered into manufacturing, supply or quality agreements with suppliers of consumer electronic components, some of which supply components critical to our products. Although we believe that long-term agreements with these suppliers are not necessary as all the components in our products are either high-volume, non-custom commodity components or are readily available from multiple vendors, there can be no assurance that our multiple-source or sole-source suppliers will be able to meet our demand for their products and services, either because of the informal nature of our arrangements with those suppliers, or our limited experience with those suppliers, due to our relative importance as a customer to those suppliers, or due to supply chain disruptions that may arise such as those relating to the armed conflict between Russia and Ukraine, trade sanctions, and similar events. It may be difficult for us to assess the ability of our suppliers to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Establishing additional or replacement suppliers for the components or processes used in our products, if required, may not be accomplished quickly. If we are able to find a replacement supplier within the safety stock level, such a replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the single-source or sole-source components and materials used in our products, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.

If our third-party suppliers fail to deliver the required commercial quantities of materials, or the level of services we require, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality and on a timely basis, the continued commercialization of our products would be impeded, delayed, limited, or prevented, which could harm our business, results of operations, financial condition, and prospects.

We have limited experience with the supply chain of our app-enabled products, including our human performance product, and we are dependent on third parties for related software development.

Many of the critical components that are used in our app-enabled devices and products, including our human performance product under the brand name TAC-STIM, are supplied to us from either a primary or secondary manufacturer, as well as multiple suppliers of high-demand consumer electronic components, certain of whom are sole-source suppliers. We also have limited experience in selling app-enabled prescription and consumer wellness products, and therefore we may be unable to reliably forecast the demand and inventory requirements for this type of product, which could directly or indirectly have an adverse effect on our business, results of operations and financial condition. Separately, orders through government customers are affected by a variety of factors and therefore we may be unable to reliably forecast the demand and inventory requirements for this type of product, which could directly or indirectly have an adverse effect on our business, results of operations and financial condition. In addition, we rely entirely on third-party software developers for the design and development of the software for this next generation product. If our third-party suppliers fail to deliver the required commercial quantities of materials, or our software developers fail to deliver or the level and quality of services, we require, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers or developers capable of production or development at a substantially equivalent cost in substantially equivalent volumes and quality and on a timely basis, the continued commercialization of our devices and products would be impeded, delayed, limited, or prevented, which could have an adverse effect on our business, results of operations, financial condition and prospects.

Outside the United States, we rely on a single third-party distributor to effectively distribute the majority of our products.

We depend in part on a single third-party distributor for the warehousing and shipment of our products in certain territories outside the United States. We depend on this distributor’s efforts; however, we are unable to control its efforts completely. This distributor typically performs the same services for a variety of other products that may limit the resources it dedicates to our prescription products. If our distributor fails to effectively distribute our products in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offerings require significant time and resources. To develop and expand our distribution, we must continue to scale and improve our processes and procedures that support our distributors. In addition, our ability to recruit distributors and their effectiveness may be adversely affected by the armed conflict between Ukraine and Russia.

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

We expect that a portion of our 2026 U.S. sales of prescription devices will be made pursuant to qualifying FSS, GSA, DAPA, and ECAT contracts, and open market sales to individual VA facilities. Our status as a contractor on FSS means that we are obligated to comply with a variety of federal procurement laws, regulations, and contract terms that require commercial price disclosures, commercial-to-federal price indexing, and compliance with various federal programs. Furthermore, as a federal contractor, we are also subject to contractual remedies and potential administrative, civil, and criminal damages and penalties for non-compliance with contract terms, over billing, or sales of human performance and general wellness products to the U.S. Armed Forces could involve various significant compliance requirements as regards applicable laws and regulations and certain contract law covenants and conditions that collectively regulate our affairs in the ordinary course of business as a result of our status as a federal contractor.

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

We do not independently conduct clinical trials for our product candidates. We rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators to perform this function. Currently, we have a number of ongoing IITs. We frequently review both proposals for new trials and the performance of ongoing trials, and our reviews may result in changes to our future obligations. Our reliance on third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. Furthermore, some of the sites for our IIT’s are outside the United States. The performance of these sites may be adversely affected by various issues, including less advanced medical infrastructure, lack of familiarity with conducting clinical trials in accordance with U.S. standards, insufficient training of personnel, communication difficulties or change in local regulations. We remain responsible for ensuring that clinical trials are conducted in accordance with the general investigation plan and protocols for the study. Moreover, the FDA requires us to comply with GCP for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate, and that the rights, integrity, and confidentiality of patients in clinical trials are protected. Furthermore, these third parties may also have relationships with other entities, including our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory clearance or approval for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

We may choose to enter into collaboration agreements with third parties with respect to development, regulatory clearance, and commercialization of our prescription gammaCore therapy in international markets. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development, regulatory clearance, or commercialization of our prescription therapies. Our ability to generate revenues from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Despite carefully written collaboration agreements, collaborations involving our prescription therapies are subject to numerous risks, which may include the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
●	collaborators may not pursue development, regulatory clearance, and commercialization of our product candidates, or may elect not to continue or renew development, regulatory clearance, or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
●	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and a collaborator that cause the delay or termination of the research, development, or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
●	collaborators may own or co-own intellectual property covering our products that result from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

Any termination or disruption of any future collaboration could result in delayed development of product candidates, increased cost to develop product candidates, or termination of development of a product candidate.

If we are not able to establish or maintain collaborations, we may have to alter some of our future development, regulatory clearance, and commercialization plans.

Our product development programs, regulatory clearance, and potential commercialization of our bioelectronic technologies will require substantial additional capital to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and medical device or consumer electronics companies for the future development, regulatory clearance, and potential commercialization of those product candidates. Furthermore, we may find that our programs require the use of proprietary rights held by third parties, and the growth of our business may depend in part on our ability to acquire, in-license, or use these proprietary rights.

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

We, or third-party manufacturers on whom we rely, may be unable to successfully sustain and to further scale-up manufacturing of our technology platforms or its component parts in sufficient quality and quantity, which would delay or prevent us from developing and commercializing any approved products.

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

Our bioelectronic technology platforms consist of a substantial number of individual components. In order to market and sell effectively, we often must maintain high levels of inventory of the product and its components.

The manufacturing process requires lengthy lead times during which electronic components of our bioelectronic technology platforms may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times, increasing our risk of adverse financial impact of inventory obsolescence comparatively. In addition, as of December 31, 2025, we had approximately $1.6 million of inventory. There are risks that growth in our business, including our recently launched non-prescription, human performance and general wellness offerings, may result in demand that could exceed our current inventory, in which case we would be subject to various supply chain, manufacturing, and operational risks. If not mitigated fully, this could negatively impact our ability to commercialize our products and have a material adverse effect on our brands, revenues, expenses, results of operations, and financial condition.

Moreover, we have limited experience in selling the app-enabled Quell devices and consumer wellness product, and we may be unable to forecast the demand and inventory requirement. This could negatively impact our ability to commercialize our products and have a material adverse effect on our brands, revenues, expenses, results of operations, and financial condition.

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

Our ongoing disputes with UAB Pulsetto (“Pulsetto”) may be costly, time consuming and, if adversely determined against us, could have a material adverse effect on our financial position and business operations.

On June 11, 2025, Pulsetto filed a declaratory judgment action against the Company in the United States District Court for the District of New Jersey, captioned UAB Pulsetto v. electroCore, Inc., Civ. No. 25-10036 (D.N.J.), asserting that its non-invasive vagus nerve stimulation product does not infringe the Company’s U.S. Patent No. 11,446,491 (the “491 Patent”).

On July 16, 2025, the Company filed a responsive pleading, answering the complaint and asserting counterclaims, that Pulsetto’s non-invasive vagus nerve stimulation product infringes the 491 Patent, as well as the Company’s U.S. Patent Nos. 8,948,873, 9,339,653, 10,874,857, 8,843,210, 9,242,092, 11,623,078, and 10,441,780, as well as claims that Pulsetto’s commercial conduct has infringed and continues to infringe the Company’s Truvaga™ and gammaCore® trademarks, and committed acts of false advertising and unfair competition in violation of state and federal law. On September 5, 2025, Pulsetto requested leave to file a motion to dismiss the Company’s counterclaims for lack or jurisdiction and/or insufficient pleadings. The Company has opposed that request, which has not yet been considered by the trial judge. On September 9, 2025, the court approved a schedule for discovery, and certain proceedings, filings, submissions, motions, reports and conferences. The parties have exchanged initial requests for the production of documents relevant to the dispute and have proceeded with exchanging their respective infringement and invalidity contentions, as the case may be. The parties are still in the early stages of discovery. The parties held an in-person settlement conference with a Judge Magistrate on March 4, 2026.

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

We have in the past, are currently, and may in the future become involved in lawsuits to protect or enforce our intellectual property, which could be expensive and time consuming, and ultimately unsuccessful, and could result in the diversion of significant resources, thereby hindering our ability to effectively commercialize our existing or future products. If we are unable to obtain, maintain, protect, and enforce our intellectual property, our business will be negatively affected.

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

However, we face the risks that:

●	We may fail to secure necessary patents, potentially permitting competitors to market competing products, related software applications and services and make, use, or sell products or offer services that are substantially the same as ours without incurring the sizeable development costs that we have incurred, which would adversely affect our ability to compete.

●	Patents may not issue from currently pending or future patent applications.

●	Our already-granted patents and any future patents may not survive legal challenges to their scope, validity, or enforceability, or provide significant protection for us, and they may be challenged in a post grant review or inter partes review proceeding, re-examined or invalidated, and/or may be found to be unenforceable or not cover competing processes, products, or services.

●	Even if our patents are determined by the U.S. Patent and Trademark Office, or USPTO, foreign patent office, or a court to be valid and enforceable, they may not be drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents. For example, third parties may be able to develop therapies, or make systems or devices, that are similar to ours but that are not covered by the claims of our patents. Third parties may assert that we or our licensors were not the first to make the inventions covered by our issued patents or pending patent applications. The claims of our issued patents or patent applications when issued may not cover our commercial technology or the future products and services that we develop. We may not have freedom to operate unimpeded by the patent rights of others. Third parties may have dominating, blocking or other patents relevant to our technology of which we are not aware. In addition, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents) and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for our technology or our contemplated technology. Any such patent applications may have priority over our patent applications or issued patents, which could further require us to obtain rights from third parties to issued patents or pending patent applications covering such technologies to allow us to commercialize our technology. There may be prior public disclosures of which we are not aware that could invalidate our patents or a portion of the claims of our patents. Further, we may not develop additional proprietary technologies and, even if we do, they may not be patentable.

●	Patent law can be highly uncertain and involve complex legal and factual questions for which important principles remain unresolved. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. In the United States and in many foreign jurisdictions, policies regarding the breadth of claims allowed in patents can be inconsistent. The U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications, our ability to obtain patents, or the patents and patent applications of our licensors. Future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, which could adversely affect our financial condition and results of operations.

●	Monitoring unauthorized uses of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ therapies, products and services, and may in the future seek to enforce our patents or other proprietary rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product features, which could reduce demand for our prescription gammaCore therapy. In addition, we may need to defend our patents from third-party challenges, including interferences, derivation proceedings, re-examination proceedings, post-grant review, inter partes review, third-party submissions, oppositions, nullity actions, or other patent proceedings. We may need to initiate infringement claims or litigation. Adverse proceedings such as litigation can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable or may refuse to enjoin the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation could place one or more of our patents at risk of being invalidated or interpreted narrowly. Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have patent portfolios, including significantly broader patent portfolios, to assert against us, if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation. Further, even if we prevail against an infringer in U.S. district court, there is always the risk that the infringer will file an appeal, and the district court judgment will be overturned at the appeals court, and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted in a manner insufficient to achieve our business objectives.

●	We may not be able to accurately estimate or control our future operating expenses in relation to obtaining, enforcing and/or defending intellectual property, which could lead to cash shortfalls. Our operating expenses may fluctuate significantly in the future as a result of the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

●	We may also be forced to enter into cross-license agreements with competitors in order to manufacture, use, sell, offer for sale, import and/or export products or services that are covered by our competitors’ intellectual property rights. If we need to use our intellectual property to enter such cross-license agreements, it may compromise the value of our intellectual property due to the fact that our competitors may be able to manufacture, use, sell, offer for sale, import and/or export our patented technology.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. For example:

●	others may be able to develop products that are similar to, or better than, ours in a way that is not covered by the claims of our patents;
●	we might not have been the first to conceive of or reduce to practice the inventions covered by our patents or pending patent applications;
●	we might not have been the first to file patent applications for our inventions;
●	any patents that we obtain may not provide us with any competitive advantages or may ultimately be found invalid or unenforceable; or
●	we may not develop additional proprietary technologies that are patentable.

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

From time to time, we may be party to, or threatened with, litigation or other proceedings with third parties, including non-practicing entities, who allege that our products, components of our products, services, and/or proprietary technologies infringe, misappropriate, or otherwise violate their intellectual property rights. The types of situations in which we may become a party to such litigation or proceedings include:

●	we or our collaborators may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties, or to obtain a judgment that our products or processes do not infringe those third parties’ patents;
●	we or our collaborators may participate at substantial cost in International Trade Commission proceedings to abate importation of products that would compete unfairly with our products;
●	if our competitors file patent applications that claim technology also claimed by us or our licensors, we or our licensors may be required to participate in interference, derivation, or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third party with a dominant patent position;
●	if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings;
●	if third parties initiate litigation or other proceedings seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their products, services, or technologies do not infringe our patents or patents licensed to us, we will need to defend against such proceedings;
●	we may be subject to ownership disputes relating to intellectual property, including disputes arising from conflicting obligations of consultants or others who are involved in developing our products; and
●	if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our processes or products infringe or misappropriate its patent or other intellectual property rights, and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.

These lawsuits and proceedings, regardless of merit, are time-consuming and expensive to initiate, maintain, defend, or settle, and could divert the time and attention of managerial and technical personnel, which could materially and adversely affect our business. Any such claim could also force us to do one or more of the following:

●	incur substantial monetary liability for infringement or other violations of intellectual property rights, which we may have to pay if a court decides that the product, service, or technology at issue infringes or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the third party’s attorneys’ fees;
●	pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology;
●	stop manufacturing, offering for sale, selling, using, importing, exporting, or licensing the product or technology incorporating the allegedly infringing technology or stop incorporating the allegedly infringing technology into such product, service, or technology;

●	obtain from the owner of the infringed intellectual property right a license, which may require us to pay substantial upfront fees or royalties to sell or use the relevant technology and which may not be available on commercially reasonable terms, or at all;
●	redesign our products, services, and technology so they do not infringe or violate the third party’s intellectual property rights, which may not be possible or may require substantial monetary expenditures and time;
●	enter into cross-licenses with our competitors, which could weaken our overall intellectual property position;
●	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;
●	find alternative suppliers for non-infringing products and technologies, which could be costly and create significant delay; or
●	relinquish rights associated with one or more of our patent claims if our claims are held invalid or otherwise unenforceable.

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

Filing, prosecuting, and defending patents relating to our products in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as laws in the United States.

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

In addition, the degree of future protection afforded by our intellectual property rights is uncertain because even granted intellectual property rights have limitations and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

●	others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology, but that are not covered by the claims of the patents that we own or control, assuming such patents have issued or do issue;
●	we or our licensors or any future strategic partners might not have been the first to conceive or reduce to practice the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed;
●	we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	it is possible that our pending patent applications may not adequately cover our software applications;
●	issued patents that we own or have exclusively licensed may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	third parties performing manufacturing or testing for the use of our products or technologies could use the intellectual property of others without obtaining a proper license;
●	parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;
●	we may not develop or in-license additional proprietary technologies that are patentable;
●	we may not be able to obtain and maintain necessary licenses on commercially reasonable terms, or at all; and
●	the patents of others may have an adverse effect on our business.

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

Personal privacy and data security have become significant issues in the United States, Europe, and many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the recent suspension of offensive cyberoperations against Russia by U.S. Cyber Command. As a result of SEC rules on cybersecurity disclosure, we are required to disclose, pursuant to new Item 1.05 of SEC Form 8-K, any cybersecurity incident that we determine to be material and describe the material aspects of the nature, scope, and timing of the incident, as well as the material impact or reasonably likely material impact of the incident on us, including our financial condition and results of operations. We will also be required to describe, on a periodic basis, our processes, if any, for the assessment, identification, and management of material risks from cybersecurity threats, and describe whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, our board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing material risks from cybersecurity threats. While any insurance that we may have that covers a specific cybersecurity incident may help to prevent our realizing a significant loss from the incident, it would not protect us from the effects of adverse regulatory actions that may result from the incident or a finding that we had inadequate cybersecurity controls, including the reputational harm that could result from such regulatory actions. Such insurance can be expensive and difficult to procure and may also be limited and subject to policy terms and significant self-insured retentions. Any such insurance also may be insufficient to cover all losses or all types of claims that may arise. We have incurred significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident and to comply with this new SEC cybersecurity rule.

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

We are and may continue to be subject to cybersecurity incidents that bypass our security measures. Such incidents may impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to deliver products and services to our customers. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us but there can be no assurance that our efforts will prevent or mitigate the risks. Moreover, as cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in:

●	harm to customers and consumers;
●	business interruptions and delays;
●	the loss, misappropriation, corruption or unauthorized access of data, confidential information or intellectual property;
●	litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws;
●	reputational damage;
●	significant remediation costs, including liability for stolen customer or employee information, repairing system damage, or providing benefit to affected customers or employees;
●	increase to insurance premiums; and
●	foreign, federal and state governmental inquires, violations or sanctions, any of which could have a material, adverse effect on our financial position and results of operations.

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

We rely on information technology and telephone networks and systems, including the internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, research and development, product assembly, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems, or failures to adequately scale our data platforms and architectures could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition. Our information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, denial-of-service attacks, phishing attacks, ransomware or other malware, attacks by computer hackers (including nation states or state-sponsored organizations), failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, natural disasters, terrorist attacks, the outbreak of wars or other armed conflicts, or catastrophic events. Although we are developing systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. In addition, certain countries have implemented or may implement legislative and technological actions that either do or can effectively regulate access to the internet, including the ability of internet service providers to limit access to specific websites or content. Other countries have attempted or are attempting to change or limit the legal protections available to businesses that depend on the internet for the delivery of their services. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions and other actions for which we could face financial liability and other adverse consequences which may include:

●	additional government oversight of our operations;
●	loss of existing customers;
●	difficulty in attracting new customers;
●	problems in determining product cost estimates and establishing appropriate pricing;
●	difficulty in preventing, detecting, and controlling fraud;

●	disputes with customers, physicians, and other health care professionals;
●	increases in operating expenses, incurrence of expense, including notification and remediation costs;
●	regulatory fines or penalties;
●	individual actions or class actions for damages;
●	loss of revenues (including through loss of coverage or reimbursement);
●	product development delays;
●	disruption of key business operations; and
●	diversion of attention of management and key information technology resources.

The increasing use, availability, and misuse of artificial intelligence (“AI”), including generative AI technologies, present evolving risks to our business, operations, cybersecurity posture, data protection practices, and regulatory compliance, which could materially and adversely affect our financial condition and results of operations.

AI technologies are increasingly used by third parties, vendors, employees, customers, and malicious actors, and may be deployed in ways that are difficult to detect, control, or govern. Advances in AI have enabled the creation of highly realistic synthetic content, including voice, video, image, and text-based materials, which may be used to impersonate our executives, employees, vendors, or other trusted parties. AI-enabled impersonation, social engineering, or phishing attacks could result in unauthorized payments, disclosure of confidential or proprietary information, circumvention of internal controls, cybersecurity incidents, or other fraud or operational harm.

The use of AI tools, including third-party AI systems, may result in the inadvertent disclosure, misuse, or loss of sensitive, confidential, proprietary, or regulated information if such data is input into AI systems that retain, process, or use data in ways beyond our control, including for model training or system improvement. Errors, misconfigurations, changes in third-party terms, or security incidents involving AI providers could further increase the risk of data leakage, intellectual property loss, or violations of privacy, data protection, or cybersecurity laws.

AI systems may also produce inaccurate, incomplete, misleading, or biased outputs, including fabricated information, which could negatively affect business operations, product development, customer communications, research activities, regulatory compliance, or decision-making if relied upon. The increasing use of AI by threat actors may further increase the frequency, scale, and sophistication of cyberattacks, making them more difficult to detect and mitigate, while vulnerabilities in AI systems themselves may introduce new attack surfaces or systemic risks.

The regulatory and legal frameworks governing AI are rapidly evolving and remain uncertain. New or changing laws, regulations, standards, or enforcement practices related to AI, data protection, consumer protection, and algorithmic accountability could impose additional compliance obligations, restrict certain uses of AI, require costly operational changes, or expose us to increased litigation, regulatory scrutiny, or liability. We also rely on third-party vendors and service providers that may use or incorporate AI technologies, and we may have limited visibility into or control over their AI-related practices, increasing our exposure to security, compliance, and reputational risks arising from third-party actions or failures.

Any actual or perceived misuse of AI, AI-enabled cybersecurity incident, data leakage, fraud, regulatory violation, or failure to responsibly manage AI-related risks could result in financial losses, business disruptions, regulatory investigations or enforcement actions, litigation, increased compliance and remediation costs, loss of customer or investor confidence, and reputational harm, any of which could materially and adversely affect our business, financial condition, and results of operations.

Risks Related to Regulation of our Industry

Our business is subject to extensive governmental regulation that makes it expensive and time consuming for us to bring our therapies and products to market in the United States and to expand the use of our prescription therapies to additional therapeutic indications, and to expand the reach of our general wellness initiatives.

Our prescription therapies must comply with regulatory requirements imposed by the FDA in the United States and by similar agencies in foreign jurisdictions. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, extensive agency review processes, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we must comply with include:

●	the Federal Food, Drug, and Cosmetic Act (FDCA) and the FDA’s implementing regulations (Title 21 CFR);
●	CE mark requirements of the European Union (or EU) and U.K.CA mark requirements of the United Kingdom;
●	Medical Device Quality Management System Requirements (ISO 13485:2016);
●	Occupational Safety and Health Administration requirements;
●	Federal Trade Commission requirements;
●	health information privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and comparable state laws; and
●	State of New Jersey Department of Health Services legal requirements.

Government regulation may impede our ability to conduct clinical trials and manufacture and sell our existing therapies and any future products. Government regulation also could delay our marketing of new products for a considerable period of time and impose costly procedures on our activities. For instance, the FDA and other regulatory agencies may not clear or approve our prescription therapies in additional therapeutic areas that we may pursue, on a timely basis, if at all. We have recently reduced resources in research and development which may delay our receipt of regulatory approvals for additional indications. Any delay in obtaining, or failure to obtain, such clearances or approvals could negatively impact our marketing of our prescription therapies and impede our ability to bring future products to market. Moreover, any reclassification, redesignation, or new regulatory treatment of our existing general wellness products in light of applicable law, nonbinding recommendations or other inferences resulting from complex legal analysis and interpretation of the existing regulatory framework governing wellness products and their relational position in the larger FDA scheme of enforcement may negatively impact our marketing and other activities in respect to our general wellness and human performance brands, and other future marketing and other activities in respect to future general wellness business ventures.

Even though 510(k) clearance from the FDA has been received to expand the label for prescription therapies for several indications, our prescription therapies will remain subject to strict regulatory controls on manufacturing, marketing, and use. We may be forced to modify or recall a product after release in response to regulatory action or unanticipated difficulties encountered in general use. Any such action could have a material effect on the reputation of our prescription gammaCore therapy and on our competitive and financial position.

The advertising, marketing, and labeling of medical devices are highly regulated by the FDA and FTC. Our efforts to promote our prescription therapies, including via direct-to-consumer marketing or social media initiatives, could subject us to additional scrutiny of our communication of risk information, benefits or claims, by the FDA, FTC, or both agencies. Our general wellness product activity is also subject to similar marketing and promotion risks.

In 2009, the FTC promulgated nonbinding Guides Concerning the Use of Endorsements and Testimonials in Advertising (or Endorsement Guides), which explained what endorsement practices the FTC views as being unfair or deceptive acts or practices. In 2020, the FTC sought public comments in connection with informal, notice and comment rulemaking on whether the Endorsement Guides should be amended in various ways. The last time the FTC sought similar public comments led to a major revision of the Endorsement Guides. Consequently, the FTC could bring an enforcement action based on practices that are possibly inconsistent with the current Endorsement Guides as the FTC considers any revisions. Under the current Endorsement Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the typical results that consumers can generally expect. We cannot be sure the FTC will not challenge our advertising or other operations in the future, which could have a material adverse impact on our business.

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

The success of any new product offering or enhancement to an existing product will depend on a number of factors, including our ability to:

●	identify and anticipate physician and patient needs properly;
●	develop and introduce new products or product enhancements in a timely manner;
●	avoid infringing upon the intellectual property rights of third parties;
●	demonstrate, if required, the safety and efficacy of new products with data from preclinical and clinical studies;
●	obtain the necessary regulatory clearances or approvals for new products or product enhancements;
●	comply fully with FDA and foreign regulations on marketing of new devices or modified products;
●	provide adequate training to potential users of our products; and
●	receive adequate coverage and reimbursement for procedures performed with our products.

If we do not develop new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, or if our competitors introduce new products with functionalities that are superior to ours, our results of operations will suffer.

Our prescription therapies are subject to extensive government regulation, and our failure to comply with applicable requirements could cause our business to suffer.

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies and authorities, such as the European Commission and the EEA member states, competent authorities, and notified bodies. The FDA, FTC, and other U.S., EEA, and foreign governmental agencies and authorities regulate and oversee, among other things, with respect to medical devices:

●	design, development, and manufacturing;
●	testing, labeling, content and language of instructions for use and storage;
●	clinical trials;
●	product safety;
●	risk assessment, and management;
●	marketing, sales and distribution;
●	pre-market regulatory clearance and approval;
●	conformity assessment procedures;
●	record-keeping procedures;
●	advertising and promotion;
●	recalls and other field safety corrective actions, and in the case of the FDA, for example, if the FDA subsequently determines that a report was required for such recall or other field correction action that was not submitted, any subsequent related enforcement actions;
●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
●	post-market studies; and
●	product import and export.

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

Outside the United States, we market gammaCore in the United Kingdom and, to a limited extent, in the European Economic Area (EEA) through distribution partners. Sales in these markets currently represent an immaterial portion of our total revenue. To market gammaCore in the EEA and U.K., we must comply with applicable medical device regulations and maintain CE Certificates of Conformity issued by a notified body. Our CE Certificates of Conformity allow us to affix the CE mark to gammaCore for sale in the EEA. In the United Kingdom, CE marked devices may currently be placed on the market until the earlier of expiration of the CE Certificate or June 30, 2028, after which we will need UKCA marking to continue sales in the U.K unless the U.K. implements the proposed amendments to the UK Medical Device Regulation (UK MDR) permitting the U.K. to indefinitely recognize devices that comply with the EU Medical Device Regulation (EU MDR).

The EU Medical Devices Regulation 2017/745 (MDR) replaced the prior Medical Devices Directive and imposes additional compliance requirements. The European Commission extended the MDR transition period until June 30, 2028 for Class IIa devices, which includes our gammaCore products. We have obtained the necessary certificates for MDR compliance through June 30, 2028. On December 16, 2025, the European Commission, or EC, published a proposal to revise the MDR. The proposal introduces several measures that would have a significant impact on the medical device industry, including:

●	Amendments to classification rules, which may result in a lower risk classification for certain products, including medical device software. These changes could also reduce the number of AI-enabled medical devices classified as “high-risk” under the EU AI Act (Regulation (EU) 2024/1689);
●	Clarification of the interplay with the AI Act, providing that most requirements applicable to high-risk AI systems under the AI Act would not apply to AI-based medical devices, in order to avoid regulatory overlaps;
●	Extension of CE Certificate validity, by removing the current five-year maximum validity period for CE Certificates of Conformity issued by Notified Bodies.

The proposal will undergo the ordinary legislative procedure and be examined by the European Parliament and the Council, which may introduce amendments to the text proposed by the EC.

Following Brexit, U.K. medical device regulations are based on retained EU legislation, but may diverge in the future. These regulatory changes could add complexity and cost to our limited U.K. and EEA operations .

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

Our currently commercialized prescription therapies have been cleared through the 510(k) process or the “de novo” process. In the future, we may need to submit a PMA or continue to utilize the “de novo” process to expand our labeling claims to include certain indications, which likely will be more costly, time consuming and uncertain than the traditional 510(k) process.

Our general wellness products, which in the future may or may not be low risk general wellness products in light of applicability of, and potential, revisions to FDA guidance for such products, and which are not intended for medical use, and which we believe appropriately fall under the scope of current FDA guidance applicable to such products, are not normally subject to the rigorous regulatory processes described in the aforementioned paragraphs. Therefore, some of our products, or product features in certain circumstances, may not be subject to the aforesaid Section 510(k) process and/or other regulatory requirements in accordance with specific FDA guidance and policies. In addition, some of our products, or product features, may not be subject to statutory device prescription requirements pursuant to various provisions of the FDCA.

Section 3060(a) of the 21st Century Cures Act amended Section 520 of the FDCA on December 13, 2016, removing certain software functions, including those intended for maintaining or encouraging a healthy lifestyle that are unrelated to the diagnosis, cure, mitigation, prevention, or treatment of a disease or condition, from the definition of device in Section 201(h) of the FDCA. Section 520(o)(1)(B) of the FDCA states that software that is intended “for maintaining or encouraging a healthy lifestyle and is unrelated to the diagnosis, cure, mitigation, prevention, or treatment of a disease or condition” is not a device under section 201(h) of such enactment. In connection with the aforesaid legislative developments, the FDA has issued the aforementioned general wellness guidance in July 2016 and the reissued guidance in 2019, clarifying at each time the FDA’s interpretation of this provision and its application to general wellness products (as defined by the Center for Devices and Radiological Health, which for the purposes of the current guidance mean products that are intended for only general wellness use, as defined in the current general wellness guidance, and that present a low risk to the safety of users and other persons). We recognize that the FDA’s guidance documents, including the current general wellness guidance on low risk, general wellness products, do not create legal obligations. Instead, guidance documents describe the FDA’s contemporary thinking on a topic, which is subject to change, and should be viewed only as legally nonbinding recommendations, unless particular regulatory or statutory requirements are cited to the make the contrary inference. In light of this information, we also recognize that the current guidance does not change or otherwise rescind any legally enforceable requirements of the FDCA or any applicable regulations. Moreover, we acknowledge that the FDA’s general wellness guidance in this respect does not prohibit the FDA from consulting with the Consumer Product Safety Commission (or CPSC) as to whether or not a general wellness product is a consumer product under the CPSC’s authority or a device. The FDA may coordinate with other agencies and authorities, such as the CPSC, in ascertaining appropriate jurisdiction over products. If a product is a device under Section 201(h) of the FDCA, it is generally excluded from CPSC’s authority over “consumer products” as contemplated under the Consumer Product Safety Act, particularly under Section 2052(a)(5)(ii)(H). However, CPSC and the FDA may both assert jurisdiction over certain medical devices under other statutory authorities the CPSC is charged with implementing.

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

Our business activities involving general wellness products may be subject to significant and possibly material and adverse consequences if revisions to FDA guidance or other guidance modify our reasoned beliefs and opinions regarding classification, other legal questions, and compliance with all applicable rules and regulations that apply to our business activities in various ways. Moreover, FDA may disagree with our assessment, potentially subjecting these products to regulation as medical devices. We and our legal advisors strive to regularly keep abreast of all relevant developments in the statutory, administrative, and decisional laws, on federal and, where applicable, state levels, that influence or inform our general wellness products-related development, marketing, promotion, distribution, and sale, among other activities. In light of the substantial complexity in such laws as well as their potential actual interactive Ness, or perceived overlap or conflict, with the application of the FDA’s existing regulatory approval or clearance processes for medical device products as a result of either official agency changes to applicable general wellness guidance, our subsequent legal review of such guidance that differs substantially from earlier legal review of such guidance, or the FDA’s disagreement with our determination regarding the regulatory status of our general wellness products, we may experience adverse and possibly material effects on our ability to commercialize our general wellness products, which could impact our financial condition, operating results, and prospects for growth. Separate and apart from our legal and compliance functions and external advisors, we maintain internal controls and policies and procedures that militate against compliance risk in our general wellness line of business and train and educate our sales agents and other personnel on subject matter pertinent to compliance with relevant law in various jurisdictions.

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

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data, and promotional activities for such product, will be subject to continued regulatory review, oversight, and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with the FDA’s QSR, and International Standards Organization (or ISO) regulations for the manufacture of our products and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

●	untitled letters, warning letters, fines, injunctions, consent decrees, including FDA orders to repair, replace, or refund the cost of devices, and civil penalties;
●	unanticipated expenditures to address or defend such actions;
●	customer notifications for repair, replacement, refunds;
●	recall, detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production, or interruption of the supply of components from our key component suppliers;
●	refusing or delaying our requests for 510(k) clearance or PMA approval of new products or modified products;
●	operating restrictions;
●	withdrawing 510(k) clearances on PMA approvals that have already been granted;
●	refusal to grant export approval for our products; or
●	criminal prosecution.

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

In some instances, in our advertising and promotion, we may make claims regarding our products relative to competing products, which may subject us to heightened regulatory scrutiny, enforcement risk, and litigation risks.

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

The advertising and promotion of our products is also subject to EEA member states’ national laws implementing Directive 93/42/EEC on the approximation of the laws of the member states relating to medical devices, or the Medical Devices Directive and applying the Medical Devices Regulation, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA member state legislation governing the advertising and promotion of medical devices. EEA member state legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary E.U. and national codes of conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

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

Under the FDA MDR regulations, medical device manufacturers are required to submit information to the FDA when they receive a report or become aware that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the EEA are legally bound to report incidents involving devices they produce or sell to the regulatory agency, or competent authority, in whose jurisdiction the incident occurred. Under the Directive 93/42/EEC on the approximation of the laws of the member states relating to medical devices or E.U. Medical Device Directive and the E.U. Medical Devices Regulation, an incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient, or user or of other persons or to a serious deterioration in their state of health.

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

We are subject to healthcare fraud and abuse regulation and enforcement by federal, state, and foreign governments, which could significantly impact our business. In the United States, the laws that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in significant civil monetary penalties for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines and imprisonment, and exclusion from participation in government healthcare programs, including Medicare and Medicaid;
●	the Stark Law, in the event that third-party payors require us to be a durable medical equipment, or DME, supplier or we sell our products directly to providers who are DME suppliers that submit claims to such payors.
●	The Stark Law prohibits a physician from making a referral for certain designated health services covered by the Medicare program or Medicaid program, including DME, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, and prohibits that entity from billing or presenting a claim for the designated health services furnished pursuant to the prohibited referral, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, significant civil monetary penalties per claim submitted, and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for significant civil monetary penalties for a circumvention scheme. Various states also have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state;
●	the federal civil False Claims Act, which prohibits, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The federal civil False Claims Act can apply to manufacturers who provide information on coverage, coding, and reimbursement of their products to persons who bill third-party payors. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. Penalties for a federal civil False Claims Act violation include three times the actual damages sustained by the government, plus significant mandatory civil penalties for each false claim, and the potential for exclusion from participation in federal healthcare programs. There are also federal criminal false claims and federal civil monetary penalty laws that carry significant monetary and other penalties for submissions of false or fraudulent claims and statements;
●	HIPAA, as amended, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them;
●	HIPAA, as amended, and its implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates, relating to the privacy, security and transmission of individually identifiable health information, including mandatory contractual terms as well as privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties, and, in certain circumstances, criminal penalties with fines. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state;
●	the federal Physician Payments Sunshine Act, implemented as the Open Payments program, which requires certain applicable manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, and, beginning in 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. The government may impose significant civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission; and
●	FCPA and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business;
●	state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device and drug companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device and drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information, such as the CCPA, many of which differ from each other in significant ways and often are not preempted by HIPAA or other federal privacy and security requirements.

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

The Breakthrough Devices Program offers manufacturers an opportunity to interact with the FDA’s experts through several different program options to efficiently address topics as they arise during the premarket review phase, which can help manufacturers receive feedback from the FDA and identify areas of agreement in a timely way. Manufacturers can also expect prioritized review of their submission.

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

We are subject to an active FTC Consent Order that remains in effect and is monitored by the FTC.

We are currently, and may in the future be, subject to regulatory orders or consent decrees, including the consent order entered into between NURO and the U.S. Federal Trade Commission (FTC), which was settled in March 2020 and, among other things, required NURO to significantly modify its advertising. The FTC continues to monitor us and our compliance with the consent order. If we are unsuccessful in complying with the FTC’s advertising requirements, we would be subject to significant limitations, including on our ability to launch new and modified products. Further, our failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, or injunctions affecting the manner in which Quell could be marketed in the future.

Currently, replacement electrodes for our Quell OTC product are available over-the-counter which adds risks and significant considerations associated with design, labeling, and use.

The Company’s labeling, advertising, promotional materials and user training materials must comply with the FDA and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Obtaining 510(k) clearance or PMA approval only permits the Company to promote its products for the uses specifically cleared by the FDA. Use of a device outside its cleared or approved indications is known as ‘off-label’ use. Physicians and consumers may use the Company’s Quell OTC product off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine nor is there oversight on patient use of Quell OTC. In that event, we would be subject to extensive fines and penalties and the Company’s reputation could be damaged and adoption of the products would be impaired.

Any future U.S. federal government shutdown or any lapses in appropriations or related disruptions, could materially and adversely affect our sales, collections, operations, product development and regulatory timelines.

Beginning on October 1, 2025, and ending in November 2025, the U.S. government shutdown led to certain regulatory agencies, such as the FDA and the SEC, furloughing critical employees and curtailing their activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the ongoing federal government shutdown, which has resulted in the suspension or delay of various government-funded programs. Government shutdowns, lapses in appropriations, continuing resolutions, or related funding disruptions can delay, reduce, or suspend procurement activities, new orders, contract awards and modifications, and pricing or volume negotiations. They can also limit the availability of contracting officers and program personnel, impede access to government ordering portals, and result in stop-work or similar directives affecting us or our contracting parties. In addition, shutdowns and related constraints on federal operations can delay invoice processing and payment timing for delivered products and services. Even when shutdowns are relatively short, backlogs and operational bottlenecks can persist after normal operations resume; if prolonged or recurrent, the cumulative effects can be significant.

The VA is one of our largest customers, and we also sell our TAC-STIM product to the U.S. Air Force. Any disruptions relating to the government shut down could reduce or defer sales to the VA and the Air Force, negatively affect our visibility into demand, impair our ability to forecast and plan production and inventory, and adversely impact our revenues and margins. Shutdown-related delays in invoice processing and payment timing could increase our accounts receivable and days sales outstanding, reduce operating cash flows, and require us to draw on cash reserves, adjust working capital, extend supplier payment terms, or otherwise manage liquidity in ways that could be unfavorable to our business.

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

Risks Related to Our Common Stock

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

In the event of any delisting or potential delisting, we may attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to remain listed or be re-listed, stabilize the market price or improve the liquidity of our common stock, maintain a minimum closing bid price of $1.00 per share as required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5450(a)(1) or prevent future non-compliance with Nasdaq’s listing requirements. If Nasdaq delists our shares of Common Stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

As of December 31, 2025, our stockholders’ equity was less than $2.5 million and therefore less than the Equity Standard. As a result, if Nasdaq determines that we do not meet either of the Net Income Standard or the Market Value Standard, we may receive a deficiency letter from Nasdaq. Upon receipt of such deficiency letter, we will have a period of time to resolve such deficiency and, if necessary, will have the opportunity to present a plan to regain compliance.

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

We have identified a material weakness in our internal control over financial reporting and determine that our disclosure controls were not effective. If we are unable to remediate such a material weakness, or if we experience additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations and investors may lose confidence in our financial reports and the market price of our common stock could be adversely affected.

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

In preparation of our audited financial statements for the fiscal year ended December 31, 2025, we determined that a material weakness in our internal control over financial reporting existed relating to lease accounting, which weakness did not result in any identified material misstatement, nor any change to previously reported financial results. Management also determined that our disclosure controls were ineffective as of December 31, 2025 due to the existence of this material weakness.

Management is committed to the remediation of the material weakness. Management is actively engaged in the implementation of remediation efforts, as described in “Item 9A. Controls and Procedures” to this Annual Report, to address the material weakness. To remediate this material weakness, we have undertaken efforts that include but are not limited to, (a) enhancing processes and review procedures around lease accounting and any other non-routine transactions and (b) hired a new controller in September 2025 who management believes has the technical accounting skills and breadth of supervisory and review skills necessary to oversee the accounting function. For more details of the corrective actions, please refer to Item 9A Controls and Procedures. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that controls are operating effectively. We can give no assurance that this implementation will remediate this material weakness in our internal control or that material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future.

If we are unable to remediate this material weakness, or if we experience additional material weaknesses in the future, or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations and investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources to identify, assess and correct any additional material weakness in disclosure or internal control and to otherwise comply with the internal and disclosure controls rules under Section 404 of the Sarbanes-Oxley Act, when applicable.

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

Our certificate of incorporation and bylaws, as amended and restated (the “bylaws”), contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	the required approval of at least 66 2/3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
●	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
●	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
●	the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors, or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors, or otherwise attempting to obtain control of us.

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

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

●	we will indemnify our directors and officers for serving us in those capacities, or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
●	we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
●	we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
●	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on the price of our common stock.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a breach of fiduciary duty;
●	any action asserting a claim against us arising under the DGCL, our certificate of incorporation, or our bylaws; and
●	any action asserting a claim against us that is governed by the internal-affairs doctrine, in each case provided that the Chancery Court has subject matter jurisdiction. If the Chancery Court does not have subject matter jurisdiction, then, such actions may be brought in any state court located in the state of Delaware, or State Courts, or, if and only if the State Courts lack subject matter jurisdiction, in the federal district court for the District of Delaware.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, including factors which are beyond our control. These factors include those discussed in the other “Risk Factors” section of this Annual Report and others, such as:

●	our operating results and financial position;
●	announcements related to regulatory clearance to market gammaCore for the treatment of various conditions in the United States;
●	results from, or any delays in, clinical trial programs relating to our product candidates;
●	announcements by us or our competitors of new products;
●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain, or sales and marketing activities for our products;
●	changes or developments in laws or regulations applicable to our products;
●	any adverse changes in our relationship with any manufacturers or suppliers;
●	the success of our efforts to acquire or develop additional products;
●	any intellectual property infringement actions in which we may become involved;
●	announcements concerning our competitors or the medical device and general wellness industries in general;
●	achievement of expected product sales and profitability;
●	changes or developments in our commercial strategy and tactics;
●	manufacture, supply, or distribution shortages;
●	actual or anticipated fluctuations in our operating results;
●	FDA or other U.S. or foreign regulatory actions affecting us or our industry, or other healthcare reform measures in the United States;
●	changes in financial estimates or recommendations by securities analysts;
●	trading volume of our common stock;
●	sales of our common stock by us, our executive officers, directors, or stockholders;
●	general economic, industry, political and market conditions including inflation, rising interest rates, new or ongoing health crises and geopolitical events such as the war between Ukraine and Russia, , and overall fluctuations in the U.S. equity markets; and
●	the loss of any of our key scientific or management personnel.

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

As a public company, we are subject to securities class action litigation, we would incur substantial costs and diversion of management’s attention.

We may be at risk of securities class action litigation. In the past, medical device and wellness companies have experienced significant stock price volatility, particularly when associated with binary events such as product approvals, which can give rise to securities class action litigation. If any securities class litigation is brought against us, it could result in substantial costs, divert management’s attention and resources, and have a material adverse effect on our business, operating results and prospects.

If securities or industry analysts cease publishing regular research or reports about our business or issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us or our business. If any of the analysts who cover us were to cease publishing research reports about our business or were to issue an adverse or misleading opinion regarding us, our business model, our intellectual property, our stock performance, or our stock price, if our operating results fail to meet the expectations of analysts, would likely decline. If one or more of these analysts cease coverage of us or fail to publish research reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

As of December 31, 2025 our executive officers, directors, and holders of 5 or more of our capital stock and their respective affiliates owned approximately 29.6% of our outstanding common stock. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transactions. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Comprehensive U.S. federal income tax reform could adversely affect us.

New legislation or regulation that could affect our tax burden could be enacted by a governmental authority at any time. We cannot predict the timing or extent of such tax-related developments that could have a negative impact on our financial results. U.S. federal legislation affecting the tax laws was enacted in December 2017, in the Tax Cuts and Jobs Act; twice in March 2020, first in the Families First Coronavirus Response Act and again in the CARES Act; in December 2020 in the Consolidated Appropriates Act, 2021; and in March 2021 in the American Rescue Plan Act of 2021; in August 2022 in the Inflation Reduction Act of 2022; and in July 2025 in the One Big Beautiful Bill Act. The Tax Cuts and Jobs Act, among other things, included changes to U.S. federal tax rates, imposed significant additional limitations on the deductibility of interest, allowed for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a modified territorial system. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, or our future business operations.

Most recently, the One Big Beautiful Bill Act was enacted in July 2025 and represents the most significant federal tax legislation since the Tax Cuts and Jobs Act. Among other things, this legislation permanently extends the 21% corporate tax rate, restores 100% bonus depreciation for qualified property, permits full expensing of domestic research and experimentation expenditures, and modifies the business interest expense limitation under Section 163(j) of the Internal Revenue Code. The legislation also makes substantial changes to international tax provisions, including modifications to the global intangible low-taxed income and foreign-derived intangible income regimes, and terminates or accelerates the phase-out of certain clean energy tax credits that were enacted as part of the Inflation Reduction Act of 2022. Although we are not subject to U.S. federal income tax at the entity level, changes in federal tax law may affect the tax liability of our shareholders and, consequently, could affect the value of our common stock, the availability of capital, and our cost of capital. In addition, certain provisions of the One Big Beautiful Bill Act could affect our business operations or financial condition. The full impact of this legislation will depend on a number of factors, including the issuance of regulations and other guidance by the U.S. Department of the Treasury and the Internal Revenue Service interpreting the new provisions. There can be no assurance that future legislative or regulatory changes will not adversely affect us.

There is also uncertainty regarding the application and interpretation of tax laws and regulations. In June 2024, the U.S. Supreme Court’s decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron deference doctrine, which may affect the validity and enforceability of existing and future Treasury regulations. This decision could result in increased challenges to tax regulations and create additional uncertainty regarding our tax obligations.

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

Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes limit how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control and even where within our control we may choose to experience an ownership change in connection with a financing or other transaction that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including net operating loss carryforwards, depends upon our future earnings in applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. See Note 13 “Income Taxes” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

The terms of our Loan and Security Agreement with Avenue require us to meet certain operating covenants and place certain restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On August 4, 2025 (the “LSA Closing Date”), we, and our wholly owned subsidiary, NURO, each as borrowers, entered the Loan and Security Agreement with Avenue, as administrative agent and collateral agent, and as lender, that is secured by a lien on substantially all of our assets, including a negative pledge on intellectual property, subject to limited exceptions, pursuant to the Loan and Security Agreement.

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

As a publicly traded company, we are subject to activist investors.

Activist investors and other stockholders who disagree with our management may attempt to affect changes in our strategic direction and how our company is governed or may seek to acquire control over our company. Some investors (commonly known as “activist investors”) seek to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. Activist campaigns can also seek to change the composition of our board of directors, and campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition. Responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our board of directors and senior management from the pursuit of our business strategies. In addition, perceived uncertainties as to our future direction that can arise from potential changes to the composition of our board of directors sought by activists may lead to the perception of a change in the direction of the business, its strategy, or leadership which could have a material adverse effect on our company.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Managing Material Risks & Integrated Overall Risk Management

We have developed and continue to develop processes, including those intended to follow an internal Information Technology (IT) Security Policy, which seek to assess, identify, and manage material risks from cybersecurity threats to the IT systems and information that we create, use, transmit, receive, and maintain. We also seek to integrate these processes and policies into our overall enterprise risk management system and processes. We also maintain an evolving cybersecurity roadmap for our future cybersecurity plans. The processes for assessing, identifying, and managing material risks from cybersecurity threats, including threats associated with our use of third-party service providers, include our efforts to identify the relevant assets that could be affected, determine possible threat sources and threat events, assess threats based on their potential likelihood and impact, and identify controls that are in place or necessary to manage and/or mitigate such risks. In furtherance of our cybersecurity policies and procedures, our IT team has a monthly IT Steering committee meeting, chaired by our Chief Financial Officer (“CFO”), where all new IT projects include a cybersecurity component.

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

Risks from Cybersecurity Threats

The Company does not believe that it has experienced any material cybersecurity incidents and the expenses we have incurred from any security incidents were immaterial. As a result, we do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us, our results of operations and financial condition. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple and potentially material risks to us, including potentially to our results of operations and financial condition. See also “Risk Factors — Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business strategy and operating results.” As cybersecurity threats become more frequent, sophisticated, and coordinated, it is reasonably likely that we may expend greater resources to continue to modify and enhance protective measures against such security risks.

Governance

Board of Directors Oversight

Our Board of Directors is responsible for exercising oversight of management’s identification and management of, and planning for, risks from cybersecurity threats. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to risks from cybersecurity threats to the Board’s Audit Committee. The Audit Committee discusses with management not less than annually our major financial risk exposures, including those related to data privacy, data security and network security, and management’s program to monitor, assess and control such exposures, including our risk assessment and risk management policies. The Audit Committee reports to the Board as necessary with respect to its activities, including making such reports and recommendations to the Board as it deems necessary and appropriate.

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

Reporting to Board of Directors

The CISO regularly informs the Audit Committee and CFO of cybersecurity risks and incidents. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, which has oversight and may provide guidance on critical cybersecurity issues.

Management’s Role Managing Risk

The role of the Chief Information Security Officer (CISO) has been assigned to our VP, Information Technology, who has more than 20 years of IT experience and reports to the CFO. The CISO and the CFO inform the Audit Committee on cybersecurity risks. They provide briefings to the Audit Committee on no less than an annual basis or on an ad hoc basis when needed. These briefings encompass:

●	Evaluation of existing cybersecurity risks;

●	Status of ongoing cybersecurity initiatives and strategies from the cybersecurity roadmap; and

●	Incident reports and learnings from cybersecurity events.

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

On February 6, 2024, the Company entered into an amendment to the lease agreement (the “Rockaway Amendment”) to extend its Rockaway, New Jersey lease for an additional 10 years. The Rockaway Amendment was effective May 1, 2024, and expires on July 31, 2034, with a tenant option to renew for an additional five years. The increase in the term of the lease for the existing leased property was accounted for as a lease modification, and therefore, the associated operating lease right of use assets and operating lease liabilities for the existing space were remeasured as of February 6, 2024. The Rockaway Amendment also includes the expansion of leased property from 13,643 square feet to 22,557 square feet.

Item 3. Legal Proceedings

UAB Pulsetto v. electroCore, Inc.

On June 11, 2025, Pulsetto filed a declaratory judgment action against the Company in the United States District Court for the District of New Jersey, captioned UAB Pulsetto v. electroCore, Inc., Civ. No. 25-10036 (D.N.J.), asserting that its non-invasive vagus nerve stimulation product does not infringe the Company’s U.S. Patent No. 11,446,491 (the “491 Patent”).

On July 16, 2025, the Company filed a responsive pleading, answering the complaint and asserting counterclaims, that Pulsetto’s non-invasive vagus nerve stimulation product infringes the ‘491 Patent, as well as the Company’s U.S. Patent Nos. 8,948,873, 9,339,653, 10,874,857, 8,843,210, 9,242,092, 11,623,078, and 10,441,780, as well as claims that Pulsetto’s commercial conduct has infringed and continues to infringe the Company’s Truvaga™ and gammaCore® trademarks, and committed acts of false advertising and unfair competition in violation of state and federal law. On September 5, 2025, Pulsetto requested leave to file a motion to dismiss the Company’s counterclaims for lack or jurisdiction and/or insufficient pleadings. The Company has opposed that request, which has not yet been considered by the trial judge. On September 9, 2025, the court approved a schedule for discovery, and certain proceedings, filings, submissions, motions, reports and conferences. The parties have exchanged initial requests for the production of documents relevant to the dispute and have proceeded with exchanging their respective infringement and invalidity contentions, as the case may be. The parties are still in the early stages of discovery. The parties held an in-person settlement conference with a Judge Magistrate on March 4, 2026.

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

We are subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company is not aware of any further currently pending litigation for which it believes the outcome could have a material adverse effect on its operations or financial position. The Company generally expenses associated legal fees in the period they are incurred.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “ECOR.”

Stockholders

As of March 13, 2026, there were 304 stockholders of record, which excludes stockholders whose shares are held in nominee or street name by brokers.

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

Overview

electroCore is a bioelectronic technology company whose mission is to improve health and quality of life through innovative non-invasive bioelectronic technologies. Our two leading commercial products are gammaCore non-invasive vagus nerve stimulation, or nVNS, and Quell Fibromyalgia, or Quell. We also sell our Truvaga and TAC-STIM products, which are handheld, personal-use consumer products, developed to promote general wellness and human performance.

We believe that our proprietary nVNS technology, which works through a variety of mechanistic pathways including the modulation of neurotransmitters, and Quell for chronic pain are designed to address many of the limitations of traditional non-invasive approaches.

Our business generates revenues from the sale of prescription medical devices and non-prescription wellness products in the United States and select overseas markets. We have two principal product categories:

●	Personal use prescription medical devices for the management and treatment of certain medical conditions such as primary headache and fibromyalgia; and

●	Personal use consumer products that promote general wellness and human performance.

Our goal is to be a leader in non-invasive bioelectronic technologies delivering better health. To achieve this, we offer multiple propositions:

●	Prescription medical devices for the treatment of certain FDA cleared medical conditions such as gammaCore for primary headache and Quell Fibromyalgia for fibromyalgia;

●	Nonprescription Truvaga for the support of general health and wellbeing; and

●	Non-prescription TAC-STIM for human performance.

●	FDA cleared Quell OTC for lower extremity pain.

Our two largest customers by revenue are the United States Department of Veterans Affairs and United States Department of Defense, or VA, and the United Kingdom National Health Service or NHS, both utilizing prescription products under qualifying agreements.

The United States Department of Veteran Affairs comprised 71.2% of our revenue during the year ended December 31, 2025. The majority of our 2025 sales were made pursuant to our qualifying Federal Supply Schedule, or FSS, contract which has an expiry date of June 14, 2030, as well as open market sales to individual facilities within the government channels. Our prescription gammaCore and Quell Fibromyalgia devices are also made available to the government channel through our relationship with Lovell and its qualifying FSS, GSA, DAPA, and ECAT contract.

Demand for prescription devices in the U.S. is driven by clinical data and our increased presence in the field. Our sales efforts are primarily in the government channel broadly, and specifically to our largest customer, the VA, pursuant to our FSS contract and/or through our relationship with Lovell and its qualifying FSS, GSA, DAPA, and ECAT contracts. Our sales force is comprised of an internal sales team of territory business managers who manage outside commission only sales agents and sub reps. In addition, we have a small team of dedicated resources seeking to accelerate adoption in managed care systems.

Sales to the NHS in the United Kingdom are made under the U.K. MedTech Funding Mandate, or MTFM, for cluster headache (CH) and comprised 4.4% of our revenue during the year ended December 31, 2025. In 2026, we plan on continuing to use this program.

Demand for prescription devices outside the U.S. is driven by similar factors, including the strength of our clinical and health economic data. Our sales efforts are primarily focused on headache specialists, and specifically, for cluster headache patients.

We sell our general wellness products direct-to-consumer through our ecommerce site, www.truvaga.com, and through select Truvaga retail and marketplace partners, including Best Buy and Rehabmart. We also partner with organizations such as Ben Greenfield Life, Perks at Work, True Medicine and a growing number of affiliates and influencers who promote Truvaga and support awareness and customer acquisition through promotional partnerships.

We sell the TAC-STIM handset for human performance as a COtS solution to active duty military and professional organizations. We are exploring strategies to make our TAC-STIM product available to other branches of the active-duty military, first responders, elite athletes and certain human performance professionals in the United States and abroad.

Truvaga and TAC-STIM are intended for general wellness in compliance with the FDA guidance document entitled “General Wellness: Policy for Low-Risk Devices; Guidance for Industry and FDA Staff, issued on September 27, 2019.” Truvaga and TAC-STIM handsets are not intended to diagnose, treat, cure, or prevent any disease or medical condition.

Quell OTC is a wearable neuromodulation technology FDA cleared for Over the Counter (OTC) sales direct-to-consumer for chronic lower extremity pain. Quell OTC is no longer commercially available; however, replacement electrodes continue to be sold to existing Quell OTC customers. Although we may choose to relaunch the Quell OTC product in the direct-to-consumer business channel in the future, there can be no assurance that we will do so successfully, or at all.

We face a variety of challenges and risks that we will need to address and manage as we pursue our strategies, including our ability to develop and retain an effective sales force, achieve market acceptance of our medical devices among clinicians, patients, and third-party payers, expand the use of our bioelectronic technology to additional therapeutic indications, and to develop our nascent wellness and human performance business including the continued commercialization of Truvaga Plus, our app-enabled device under the Truvaga brand, and direct-to-consumer Quell OTC, a non-prescription product for lower extremity pain.

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

Capital Activities

On September 30, 2025, we entered into securities purchase agreements with certain institutional and accredited investors (the “Private Agreements”), which collectively provided for the sale by us of 360,737 shares (the “Private Shares”) of common stock of the Company, par value $0.001 per share. The Private Shares were issued at a price of $5.145 per share in satisfaction of an aggregate of approximately $1.856 million of legal services rendered or to be rendered to the Company by the investors. We did not receive cash proceeds in connection with the issuance of these shares.

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

On July 24, 2025, our Form S-3 registration statement (File No. 333-284477), or the 2025 Shelf Registration Statement, was declared effective by the SEC. The 2025 Shelf Registration Statement relates to the potential offering and issuance from time to time of common stock, preferred stock, warrants, rights, debt securities and units, up to an aggregate amount of $100.0 million. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security in any future offering under the 2025 Shelf Registration Statement will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2025 Shelf Registration Statement. As of the date of this Annual Report, we have $100.0 million remaining for potential issuance under the 2025 Shelf Registration Statement (including $19.8 million under the Sales Agreement (as defined below)). As of the date of this Annual Report on Form 10-K,, the aggregate market value of our securities held by non-affiliates may be below $75 million, and until such time as the aggregate market value of our securities held by non-affiliates equals or exceeds $75 million, the aggregate maximum offering price of all securities issued by us in any given 12-calendar month period pursuant the 2025 Shelf Registration Statement may not exceed one-third of the aggregate market value of our securities held by non-affiliates, and thus may be limited. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.

On August 4, 2025 (the “LSA Closing Date”), we, and our wholly owned subsidiary, NURO, each as borrowers, entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Avenue Venture Opportunities Fund II, L.P. (“Avenue”), as administrative agent and collateral agent, and as lender, that is secured by a lien on substantially all of our assets, including a negative pledge on intellectual property, subject to limited exceptions, pursuant to the Loan and Security Agreement. The Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $12.0 million (the “Loan Amount”) to be delivered in two tranches (the “Term Loans”). The tranches consist of (i) a term loan advanced to the Company on the LSA Closing Date in an aggregate principal amount of $7.5 million (“Tranche 1”), and (ii) subject to the achievement of certain performance milestones set forth in the Loan and Security Agreement, a right of the Company to request that Avenue make additional term loan advances to the Company in an aggregate principal amount of up to $4.5 million (“Tranche 2”), which right expired on December 31, 2025.

On November 29, 2024, we entered into the Sales Agreement with Wainwright. Under the Sales Agreement, the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate offering price of up to $20 million (the “ATM Shares”) during the term of the Sales Agreement through Wainwright, acting as sales agent. The Company has filed a prospectus supplement relating to the offer and sale of the Shares pursuant to the Sales Agreement. The ATM Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-262223) (the “2022 Shelf Registration Statement”), which was initially filed with the Securities and Exchange Commission (the “SEC”) on January 18, 2022 and declared effective on January 25, 2022. The Company intends to use the net proceeds from any offering pursuant to the Sales Agreement to continue to fund sales and marketing, working capital and for other general corporate purposes. As of March 13, 2026, the Company had approximately $19.8 million of ATM Shares remaining available for issuance under the Sales Agreement.

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

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 with the changes in those items in dollars.

	Years ended December 31,
(in thousands)	2025	2024	Change
Net sales	$32,032	$25,182	$6,850
Cost of goods sold	4,244	3,785	459
Gross profit	27,788	21,397	6,391
Gross margin	87%	85%
Operating expenses:
Research and development	2,735	2,360	375
Selling, general and administrative	38,206	31,199	7,007
Total operating expenses	40,941	33,559	7,382
Loss from operations	(13,153)	(12,162)	(991)
Other (income) expense:
Interest and other income	(298)	(572)	274
Interest expense	590	389	201
Other expense	518	-	518
Total other (income) expense	810	(183)	993
Loss before income taxes	(13,963)	(11,979)	(1,984)
(Provision) benefit from income taxes	(3)	93	(96)
Net loss	$(13,966)	$(11,886)	$(2,080)

Net Sales

Net sales for the year ended December 31, 2025 increased 27% to $32.0 million as compared to the year ended December 31, 2024. The increase of $6.9 million is primarily due to an increase in net sales of prescription (Rx) gammaCore and Quell Fibromyalgia products sold to the VA and revenue from the sales of our nonprescription general wellness Truvaga products. We expect that the majority of 2026 fiscal year revenue will continue to come from the U.S. Department of Veterans Affairs. See above Overview for discussion regarding the Federal Supply Schedule.

The following table sets forth our net sales by channel:

	Full year ended December 31,
Channel:	2025	2024
United States - Rx	$24,073	$19,307
TAC-STIM	422	1,197
Outside the United States	1,892	1,785
In-License / Other	96	82
General Wellness	5,549	2,811
Total Net Sales	$32,032	$25,182

Gross Profit

Gross profit increased $6.4 million to $27.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in gross profit is attributable to the increased net sales and favorable product mix.

Research and Development

Research and development expense of $2.7 million for the year ended December 31, 2025, increased by $0.4 million compared to the prior year. This increase was primarily due to an increase in development costs associated with our gammaCore Emerald and next generation mobile application.

Selling, General and Administrative

Selling, general and administrative expense of $38.2 million for the year ended December 31, 2025 increased by $7.0 million compared to $31.2 million for the previous year. Sales and marketing increased $4.3 million from the prior year. The increase in sales and marketing was primarily driven by $3.8 million of variable expenses, which contributed to a $6.9 million increase in sales. General and administrative expense increased $2.7 million from the prior year. This increase was primarily driven by $0.8 million in legal fees primarily associated with business development activities, $0.5 million in bad debt expense associated with one customer, $0.3 million investment in IT systems, and $0.2 million of increased transaction fees associated with increased sales.

Other (Income) Expense

Other (income) expense of $0.8 million for the year ended December 31, 2025 increased $1.0 million as compared to the full year ended December 31, 2024. The increase was primarily attributable to non-recurring expenses, including a $0.5 million change in estimated liability payable to pre-closing shareholders of NURO pursuant to the CVR Agreement entered into in connection with our acquisition of NURO, and interest associated with the convertible term debt financing with Avenue. Other income for the year ended December 31, 2024 of $0.2 million consisted primarily of interest income.

(Provision) Benefit from Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey’s Department of the Treasury - Division of Taxation NOL Transfer Program. During the years ended December 31, 2025 and 2024, we received net cash payments of $48,000 and $0.1 million from the sale of our New Jersey state net operating losses, respectively.

Liquidity and Capital Resources

At December 31, 2025, our cash, cash equivalents, and marketable securities was $11.6 million compared to $12.2 million at December 31, 2024.

	December 31,
(in thousands)	2025	2024
Net cash (used in) provided by
Operating activities	$(8,187)	$(6,948)
Investing activities	$3,877	$(8,519)
Financing activities	$7,627	$8,439

Operating Activities

Net cash used in operating activities was $8.2 million and $6.9 million for the years ended December 31, 2025 and 2024, respectively. The increase of $1.3 million is primarily due to the increase in our net loss, partially offset by higher accounts payable.

Investing Activities

Net cash provided by investing activities was $3.9 million and $8.5 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, cash used in investing activities was related to the proceeds from the sale of marketable securities. During the year ended December 31, 2024, cash used in investing activities was related to the purchase of marketable securities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $7.6 million which was primarily attributable to the net proceeds from the convertible term debt financing with Avenue.

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

Liquidity Outlook

We have experienced significant net losses, and we expect to continue to incur net losses for the near future as we work to increase market acceptance of our products. We have never been profitable and we have incurred net losses and negative cash used in operations in each year since our inception. We incurred net losses of $14.0 million and $11.9 million, and used cash in our operations of $8.2 million and $6.9 million for the years ended December 31, 2025 and 2024, respectively.

We have historically funded our operations with the proceeds of equity and debt financings. During the year ended December 31, 2025, we received net proceeds of approximately $0.2 million from sales of equity securities pursuant to the Sales Agreement and $7.5 million which was advanced by Avenue pursuant to the Loan and Security Agreement. In addition, we entered into securities purchase agreements with certain institutional and accredited investors, which collectively provided for the sale by the Company of 360,737 shares of common stock of the Company. The shares were issued at a price of $5.15 per share in satisfaction of an aggregate of approximately $1.9 million of legal services rendered or to be rendered to the Company by the investors. The Company did not receive cash proceeds in connection with the issuance of these shares.

As of December 31, 2025, our cash, cash equivalents and marketable securities totaled $11.6 million.

During the year ended December 31, 2025, we sold 14,265 shares of our common stock at a weighted average price of $15.20 per share, net of issuance costs for $0.2 million in net proceeds, pursuant to the Sales Agreement. Principal repayments under the Loan and Security Agreement are scheduled for $2.5 million in 2027, $3.0 million in 2028 and $2.3 million in 2029 (inclusive of a final payment fee of 3.5% of the loan amount). See Note 10 – Long-Term Debt in the consolidated financial statements for additional details of our long-term debt.

The Company’s expected cash requirements for the next 12 months from the date these financial statements are issued and beyond are largely based on the commercial success of its products. Notwithstanding the expected cash flow from operations and expected access to capital from existing and/or future debt and equity sources, the Company’s currently forecasted cash is less than the requirements to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying consolidated financial statements are issued. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There remain significant risks and uncertainties regarding the Company’s business, financial condition and results of operations. Due to these risks and uncertainties, there can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. The accompanying consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

If the U.S. dollar uniformly increased or decreased in strength by 15% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2025.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2025.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2025, was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2025, were not effective due to the material weakness described below.

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

As of December 31, 2025, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2025 our internal control over financial reporting was not effective solely due to the material weakness described below.

In connection with the preparation of our annual consolidated financial statements for the year ended December 31, 2025, management identified a deficiency in its internal control over financial reporting related to the accuracy of its lease accounting. The Company previously recorded a lease modification in conjunction with the lease expansion of its Rockaway location in the second quarter of 2024. During the fourth quarter of 2025, the Company discovered an error in the lease payments used in the initial calculations in conjunction with the lease modification. While the error did not result in a material misstatement or a restatement of the Company’s consolidated financial statements, management concluded that there is a reasonable possibility that a material misstatement could have occurred without being prevented or detected on a timely basis, and therefore, the control deficiency was deemed to be a material weakness.

Management has initiated remediation measures designed to address the material weakness identified above. These measures include the implementation of an enhanced review control over the accounting for leases and any other significant non-routine transactions, including enhanced management review and approval procedures. In addition, the Company hired a new controller in September 2025 who management believes has the technical accounting skills and breadth of supervisory and review skills necessary to oversee the accounting function.

The material weakness will be considered remediated once the applicable controls have been fully implemented, have operated for a sufficient period of time, and have been tested for operating effectiveness which we believe will occur by the end of our second quarter of 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended December 31, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Director and Officer Trading Plans and Arrangements

During the three months ended December 31, 2025, none of our directors or officers adopted, made certain modifications or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Executive Officer Transition

As of March 17, 2026, Daniel S. Goldberger notified the Company of his intention to retire as our Chief Executive Officer effective April 1, 2026 (the “Separation Date”). Mr. Goldberger also resigned as a member of the Company’s Board effective March 17, 2026. In connection with Mr. Goldberger’s resignation as a member of the Company’s Board, the size of the Board was decreased by resolution of the Board from eight to seven members, effective on the date of Mr. Goldberger’s resignation from the Board.

Mr. Goldberger indicated to the Company that his decision to retire as Chief Executive Officer, and resign as a member of the Company’s Board, was not a result of any disagreement with the Company, the Board or the Company’s management on any matter relating to the Company’s operations, policies, or practices.

Effective as of March 17, 2026, the Company and Mr. Goldberger entered into a separation agreement pursuant to which Mr. Goldberger has agreed to provide advisory and transition services to the Company following the Separation Date for a period of one (1) year (the “Consulting Period”). Pursuant to and subject to the conditions set forth in the agreement, including execution of a customary release, effective as of the Separation Date, 20,305 restricted stock units (“RSUs”) previously granted to Mr. Goldberger shall vest on a prorated basis in accordance with the vesting provisions of the applicable award agreements. During the Consulting Period, an additional 43,200 RSUs that did not vest on a prorated basis as of April 1, 2026 shall continue to vest, subject to his continued consulting services under the agreement through the applicable vesting dates, in equal monthly installments of 3,600 RSUs per month.

Mr. Goldberger’s remaining unvested 30,306 RSUs shall be forfeited and cancelled without consideration as of the Separation Date. Additionally, pursuant to and subject to the terms and conditions of the agreement, the Company will pay all amounts comprising Mr. Goldberger’s Accrued Obligations as defined in our Executive Severance Policy, including Mr. Goldberger’s unpaid base salary earned through the Separation Date, any accrued and unused paid time off in accordance with Company policy, reimbursable business expenses reasonably incurred through the Separation Date, and any vested benefits under applicable benefit plans of the Company, in each case in accordance with applicable law and Company policy (the “Accrued Obligations”). Pursuant to the agreement, and in accordance with our Executive Severance Policy, Mr. Goldberger will also receive a cash severance payment of $1,200,098, payable in installments over the 12-month period commencing on the Company’s first regular payroll date following the Separation Date. The agreement also provides Mr. Goldberger the right, but not the obligation, to invest on a pari passu basis to other investors in connection with any offering of the Company’s equity securities to third party investors for capital raising purposes through August 31, 2028, on the terms, conditions and limitations set forth in the agreement. The foregoing summary of the agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which is filed herewith as Exhibit 10.30 and is incorporated by reference herein. The representations, warranties and covenants in the agreement were made only for purposes of such agreement and as of specific dates and were solely for the benefit of the parties to such agreement.

Effective April 1, 2026, Joshua S. Lev, the Company’s Chief Financial Officer, will assume the role of Interim President and will serve as the Company’s principal executive officer for purposes of the Company’s SEC filings while the Board conducts a search for a permanent Chief Executive Officer. Mr. Lev will continue to serve as our Chief Financial Officer. In connection with his appointment as Interim President, (i) Mr. Lev’s base salary was increased from $433,675 to $470,000, (ii) Mr. Lev’s annual target discretionary bonus was increased to 45% of his annual base salary and (ii) Mr. Lev was granted 45,000 RSUs. The shares of common stock issuable pursuant to such RSUs will vest on December 31, 2026, subject to Mr. Lev’s continued employment through such date. Such RSUs are also subject to potential acceleration of vesting upon a double-trigger change in control as defined in our Executive Severance Policy. Additionally, if Mr. Lev is removed as Interim President, the Company shall make a $25,000 cash payment to Mr. Lev.

In addition, on March 13, 2026, the Company and Michael Fox entered into an offer letter (the “Fox Agreement”), pursuant to which Mr. Fox has agreed to serve as the Company’s Chief Operating Officer, effective April 17, 2026 or such other date as we shall mutually agree (the “Start Date”). The Fox Agreement provides for an annual base salary of $505,000, less applicable withholding taxes and other deductions, paid semi-monthly in accordance with the Company’s customary payroll practices (subject to annual review, and as such amount may be adjusted from time to time at the Company’s discretion). In addition, Mr. Fox is entitled to receive, subject to employment on the applicable date of bonus payout, an annual target discretionary bonus of up to 40% of his annual base salary, payable at the discretion of the Board or the compensation committee. Pursuant to the Fox Agreement, Mr. Fox is also eligible for future equity grants under the Company’s long-term incentive equity program, healthcare benefits as may be provided from time to time to employees generally, to participate in the Company’s 401(k) plan, and paid time off annually in accordance with our policies in effect from time to time. The Fox Agreement also provides for an inaugural grant of 70,000 RSUs, which shall vest one-third on each anniversary of the Start Date (subject to Mr. Fox remaining employed in good standing by the Company on any applicable vesting date). Such RSUs are also subject to potential acceleration of vesting upon a double-trigger change in control as defined in the Executive Severance Policy. Such RSUs will be granted outside of the Company’s 2018 Omnibus Equity Incentive Plan, as an inducement material to Mr. Fox’s commencement of employment pursuant to Nasdaq Listing Rule 5635(c)(4). The Fox Agreement provides that Mr. Fox is covered by our Executive Severance Policy. Additionally, Mr. Fox and the Company have entered into the Company’s standard form of indemnification agreement for directors and executive officers. The foregoing summary of the Fox Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Fox Agreement, which is filed herewith as Exhibit 10.31 and is incorporated by reference herein. The representations, warranties and covenants in the Fox Agreement were made only for purposes of the Fox Agreement and as of specific dates and were solely for the benefit of the parties to the Fox Agreement.

Mr Fox, age 59, has agreed to serve as the Company’s Chief Operating Officer, effective on the Start Date. From July 2023 to March 2026, Mr. Fox was the Chief Revenue Officer of ProMedTek, Inc., a privately held medical technology company. Prior to that, Mr. Fox was a rare diseases area business manager at Pfizer, Inc. from January 2019 to June 2023. Mr. Fox has held various other roles in the medical sales field. Mr Fox began his career at Pfizer, Inc. where he served in various roles from 1990 to 2009. Mr. Fox has also been a medical consultant for V-Locity Medical Consulting since October 2019. Mr. Fox received a B.S. in Animal Science from Western Illinois University.

There are no arrangements or understandings between Mr. Fox and any other persons pursuant to which he will be appointed as Chief Operating Officer. There are also no family relationships between Mr. Fox and any director or executive officer of the Company, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Directors, Executive Officers and Corporate Governance

Directors

Our Board is divided into three classes, and currently has seven members, who are generally elected for a three-year term. The classification results in staggered elections, with a different class of directors standing for election every year. Vacancies on the Board may be filled only by person(s) elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class, including a vacancy created by an increase in the number of directors, will serve the remainder of the term of that class until the director’s successor is duly elected and qualified. Set forth below is the name, age as of March 18, 2026, and certain biographical information with respect to each of our current directors, by class.

As described herein, Daniel S. Goldberger, the Company’s Chief Executive Officer resigned as a member of the Company’s Board as of March 17, 2026. In connection with Mr. Goldberger’s resignation as a member of the Company’s Board, the size of the Board was decreased by resolution of the Board from eight to seven members, effective on the date of Mr. Goldberger’s resignation from the Board. See also “Item 9B. Other Information - Executive Officer Transition.”

Class II Directors (Terms Expiring in 2026)

Thomas J. Errico, M.D.

Thomas J. Errico, M.D., 74, is a founder of our company and has served as a member of the Board since 2005. Dr. Errico has been a board-certified orthopedic surgeon since 1986 and currently serves as a pediatric orthopedic spine surgeon at Nicklaus Children’s Hospital. He also is an associate Professor of Orthopedic Surgery at the University of Miami School of Medicine. He previously served as the chief, Division of Spine Surgery in Orthopedics, at NYU Langone Health from 1997 until 2018. He currently serves on the board of Setting Scoliosis Straight, a nonprofit organization focused on advancing medical techniques in the treatment of spinal deformities and was an adjunct professor of the Department of Orthopedic Surgery at NYU Grossman School of Medicine. In addition, Dr. Errico is a member of the International Society for the Advancement of Spine Surgery and served as its president from 2010 to 2011. He is also an original member of the North American Spine Society and served as its president from 2003 to 2004. Dr. Errico has founded multiple companies in the healthcare industry, including Spinecore, Inc. in 2001, where he served as a director until it was sold to Stryker, Inc. in 2004. Dr. Errico was also a founding member of K2M Group Holdings, Inc. in January 2004. Dr. Errico holds a B.S. in zoology from Rutgers University and an M.D. from Rutgers Medical School, formerly the University of Medicine and Dentistry of New Jersey. The Board believes Dr. Errico is qualified to serve on the Board due to his long tenure as a practicing spine-surgeon and his leadership role with world-class medical institutions, as well as serving as a co-founder, director and investor in a number of successful early-stage healthcare companies.

James C. Theofilos

James C. Theofilos, 31, has been the Artificial Intelligence Capacity Go-to-Market (“GTM”) Lead at Google Cloud since October 2025. In this role, Mr. Theofilos manages and drives various business functions, including GPU and TPU allocations, Google Gemini shipments and lifecycles, as well as general availability across the globe. From October 2023 to September 2025, Mr. Theofilos was a Senior Finance Manager within the Azure and artificial intelligence division of Microsoft Corporation (“Microsoft”). In this role at Microsoft, Mr. Theofilos was the GTM Finance Lead across Microsoft’s AI Apps & Agents team, which includes all of Microsoft’s AI models, GitHub Copilot, Copilot Studio, and other products. Previously, Mr. Theofilos held various finance positions at Microsoft including his position as the Finance Lead for Microsoft’s Global Healthcare & Life Sciences Sales team, which included exposure to the Health Providers, Payors, Pharma and Med Tech industry verticals. Prior to that, Mr. Theofilos consulted as a Group Project Manager at VICI Properties Inc., a publicly traded Real Estate Investment Trust primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment, and leisure destinations, based in New York City. Mr. Theofilos holds an M.S. in Finance and a B.S.B.A. in Finance from Washington University in Saint Louis. The Board believes that Mr. Theofilos’ business experience, and his knowledge of the finance and technology industries, qualify him to serve on the Board.

Elena Bonfiglioli

Ms. Bonfiglioli, age 54, has been the Global Business Leader for Healthcare, Pharma Life Sciences of Microsoft Corporation (“Microsoft”) since January 2022. In this role, Ms. Bonfiglioli is responsible for go-to-market, commercial, pipeline development and strategic partnerships in artificial intelligence transformation across health providers, payors and life sciences’ organizations globally. Ms. Bonfiglioli has also been the Regional Business Leader for Health and Life Sciences of Microsoft’s Europe Middle East Africa (“EMEA”) region since August 2017. Previously, Ms. Bonfiglioli held other positions at Microsoft, including as Senior Director – Health Industry of the EMEA region. Since 2023, Ms. Bonfiglioli has been a member of the Drug Information Association (DIA) Pharma Advisory Council for EMEA. From time to time, Ms. Bonfiglioli has also served as an advisor to private biopharma and medtech organizations. She is on the Advisory Board of Kearney Women Health community initiative and sits in the Board of Care since July 2025.

Ms. Bonfiglioli holds a master’s degree in European economics from the College of Europe, a Laurea Degree in Business and Managerial Economics from the University of Moderna, and a Licentiate Degree in applied economics from the University of Montpellier. The Board believes that Ms. Bonfiglioli’s business experience, and her knowledge of the life sciences and technology industries, qualify her to serve on the Board.

Class III Directors (Terms Expiring in 2027)

John P. Gandolfo

John P. Gandolfo, 65, has served as a member of the Board since April 2020. He brings to the Board more than 30 years of financial leadership at both public and private companies across multiple industry sectors, including in expense control and cash flow optimization having retired in 2024 as chief financial officer of Eyenovia, Inc., a publicly held, late clinical stage biopharmaceutical company focusing on the development of ophthalmic drugs. Prior to Eyenovia, he served as chief financial officer of Xtant Medical Holdings, Inc., a publicly held orthopedic and spine medical device company with multiple operations throughout the United States from 2010 to 2017. He has served on the board of Oragenics, Inc, a development-stage company dedicated to fighting infectious diseases including coronaviruses and multidrug-resistant organisms, since September 2023. His prior healthcare-related experience includes roles as chief financial officer of Progenitor Cell Therapy LLC, Power Medical Interventions and Bioject, Inc., among others. Mr. Gandolfo’s experience also includes serving on the audit committees of the boards of multiple medical technology companies including Odyssey Health, Inc., a medical device company which he served as a director from 2019 to 2023. Mr. Gandolfo holds a B.A. in business administration from Rutgers University. The Board believes that these experiences, and his ability to serve as a financial expert on our audit committee, qualify him to serve on the Board.

Thomas M. Patton

Thomas M. Patton, 62, has served as a member of the Board since April 2020. He is a seasoned healthcare executive and board member with operational, financial, legal, and transactional experience, from start-ups to growth companies, both public and private. He currently is an operating partner advisor with the private equity firm SV Health Investors, is the executive chairman of the board of directors of Spineology, Inc., a privately held, therapeutic spinal fusion device corporation, and serves on the board of the Connecticut Port Authority. He also serves on the private company boards of directors of each of Packing Compliance Labs, Robling Medical, LLC and Miach Orthopedics, Inc. He was the chief executive officer and member of the board of directors of Ximedica, LLC, a private medical products outsource design and development company from August 2020 to May 2021. From 2015 to 2021, he also served on the board of Misonix, Inc., a publicly traded ultrasonic surgical tools and wound care company, and chaired that company’s audit committee, and served as president and chief executive officer of CAS Medical Systems, a publicly traded developer and distributor of patient monitoring equipment, from 2010-2019. His prior experience includes roles as co-founder and chief executive officer of QDx, Inc., a developer of unique micro-fluidic diagnostic technology, as president and chief operating officer of Novametrix Medical Systems, Inc., and as chief executive officer of Wright Medical Technology, Inc. Mr. Patton has served on more than a dozen boards of directors for both public and private medical products and services companies. Mr. Patton holds a B.A. in economics and accounting from the College of the Holy Cross and a J.D. from Georgetown University Law Center. The Board believes that Mr. Patton’s business and financial experience, as well as his medical device industry expertise and ability to serve as an “audit committee financial expert,” qualify him to serve on the Board.

Class I Directors (Terms Expiring in 2028)

Julie A. Goldstein

Julie A. Goldstein, 67, has served on the Board since March 2022 and brings more than 30 years of senior leadership experience in marketing, media, and brand development across music, television, radio, and live entertainment. She was Vice President of Marketing and Development at JIVE Records, RCA Records, and Virgin Records, and Vice President of Marketing and Sales at NewsCorp’s TV Guide Television Network, where she led major national and international marketing campaigns and contributed to RCA Records’ successful turnaround, work later featured in a Harvard Business School case study

Earlier in her career, Ms. Goldstein was a founding member of the team that launched Live 105 in San Francisco, a pioneering alternative radio station. In early 2026, she was honored by the California Radio Society and the Bay Area Radio Museum and Hall of Fame with a Founding Member Legends / Lifetime Achievement recognition for her role in the station’s creation and lasting impact. She is also a Broadway producer and has received multiple industry honors, including Billboard Magazine’s Radio Promotion Director of the Year and the Bertelsmann Key Management Award. She holds a B.A. in Communications and Social Welfare from California State University, Chico.

Patricia Wilber

Patricia Wilber, 64, has served as a member of the Board since March 2022. Ms. Wilber has been a chief marketing officer, global business strategist, and board member who delivers organizational and cultural transformation for branding. She is a pioneer in new franchise models and branded partnerships. Ms. Wilber last served as the executive vice president, chief marketing officer, and managing director of partnerships, EMEA, the highest position in the marketing department at The Walt Disney Company from 2015 to 2018, where she drove growth for Disney’s marquee brands by leading marketing and communications for Disney, Pixar, Star Wars, and Marvel. Additionally, she established and led EMEA’s 40-country integrated marketing, franchise and partnership functions, including a major reorganization of the EMEA channels to boost growth and profitability by significantly reducing expenses. She currently serves on the board of Zapp Electric Vehicles Group Limited. She also serves on the board and is a member of the nominating and governance executive committee of Yale New Haven Hospital, a medical nonprofit organization, and chairs the nominating and governance committee, and on the patient safety committee of Yale New Haven Health System. She served on the boards of Euro Disney SCA from 2015 to 2018, Magical Cruise Company, more commonly known as the Disney Cruise Line, from 2013 to 2018, and Vibrant Emotional Health from 2022 to 2023. Ms. Wilber holds a B.A. in history from Brown University. The Board believes Ms. Wilber’s strategic marketing expertise and public company board experience qualify her to serve on the Board.

Demographic Background

The Board is committed to having diverse individuals from different backgrounds with varying perspectives, professional experience, education and skills serving as members of the Board. The Board believes that a diverse membership with a variety of perspectives and experiences is an important feature of a well-functioning board.

Executive Officers

Set forth below is the name, age as of March 18, 2026, and certain biographical information for our current executive officers.” See also “Item 9B. Other Information - Executive Officer Transition.”

Daniel S. Goldberger

Daniel S. Goldberger, 67, has served as our Chief Executive Officer since October 2019 and was a member of the Board from such time until March 17, 2026. Mr. Goldberger served as a director of Koru Medical Systems, a manufacturer of infusion pump systems, from April 2017 until May 2022 and he served as its executive chairman from August 2017 until September 2019. From January 2018 to September 2019, Mr. Goldberger served as the chief executive officer of Synergy Disc Replacement Inc., a private company commercializing a proprietary total disc implant for cervical spine therapy. From July 2017 to September 2017, Mr. Goldberger served as interim chief executive officer of Milestone Medical, Inc. Prior to this he served as the chief executive officer of Xtant Medical Holdings, Inc. from August 2013 to January 2017. He also served on the board and as the chief executive officer of Sound Surgical Technologies LLC from April 2007 to February 2013. Mr. Goldberger has also served on the boards of Xtant Medical Holdings, Inc., Sound Surgical, Xcorporeal. Theragen, Inc., and Glucon. Mr. Goldberger earned a B.S. in mechanical engineering from The Massachusetts Institute of Technology, and a M.S. in mechanical engineering from Stanford University.

Joshua S. Lev

Joshua S. Lev, 41, has served as our Chief Financial Officer since October 2024. Effective April 1, 2026, Mr. Lev is expected to also become Interim President. Mr. Lev served as the Chief Strategy Officer from January 2022 through October 2024, previously having served as Vice President of Business Development, Strategy and Financial Planning since February 2020. Prior to joining the Company, Mr. Lev had over 15 years of experience in the financial services industry as an investment banker and investor focusing on emerging growth companies. From 2011 to February 2020, Mr. Lev served as Director of Business Development at Wellfleet Partners, Inc. focusing on capital raising, M&A, strategic transactions and institutional client relations. From March 2014 through February 2020, he was also a co-founder of Aracle Capital, LLC, an investment firm with a focus on early-stage and emerging-growth companies. Mr. Lev received an M.B.A. from the University of North Carolina’s Kenan-Flagler Business School and a B.S. in Business & Management from the Sy Syms School of Business at Yeshiva University.

Executive officers serve at the pleasure of our Board of Directors.

Corporate Governance

Board Operating and Governance Guidelines

We have adopted Corporate Governance Guidelines to ensure that the Board has the necessary authority and practices in place to review and evaluate our business operations as needed and can make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines, as well as the charters for each committee of the Board, are available on our website at www.electrocore.com.

Board Leadership Structure

The Board has an independent chairman, Dr. Errico, who has authority, among other things, to call and preside over the Board meetings, including meetings of the independent directors, to set meeting agendas and to determine materials to be distributed to the Board. Accordingly, the Board Chairman has substantial ability to shape the work of the Board. We believe that separation of the positions of Board Chairman and Chief Executive Officer reinforces the independence of the Board in its oversight of the business and affairs of us. In addition, we believe that having an independent Board Chairman creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of our company and our stockholders. As a result, we believe that having an independent Board Chairman enhances the effectiveness of the Board as a whole.

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

Meetings of the Board Of Directors

The Board met seven times during 2025. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committee(s) on which he or she served during the portion of 2025 for which he or she was a director or committee member.

Nasdaq rules require that the non-management directors of the board meet at regularly scheduled executive sessions, without management present, in order to empower the non-management directors to serve as a more effective check on management. During 2025, our non-management directors met in executive session, without management present, at the end of regularly scheduled board meetings or during scheduled executive session calls. Through his departure from the Board in September 2025, Mr. F. Peter Cuneo our then Board Chairman, presided over the executive sessions. Since assuming the position of Board Chairman in September 2025, Dr. Errico presided over the executive sessions.

Nominating and Governance Committee

Our nominating and governance committee currently consists of three directors, Dr. Errico, Ms. Goldstein, and Ms. Wilber. Dr. Errico is the chairman of the nominating and governance committee.

In the opinion of the Board, the composition of our nominating and governance committee satisfies the applicable independence requirements under, and the functioning of our nominating and governance committee complies with the applicable requirements of Nasdaq. The Board also believes that each member of our nominating and governance committee satisfies the applicable independence requirements of Nasdaq. We will continue to evaluate and will comply with all future requirements applicable to our nominating and governance committee. The nominating and governance committee’s responsibilities include:

●	annually reviewing the list of director selection criteria contained in our corporate governance guidelines, and making recommendations to the Board regarding necessary or appropriate changes thereto;

●	identifying, reviewing and evaluating candidates, including candidates submitted by stockholders, for election to the Board and recommending to the Board (i) nominees to fill vacancies or new positions on the Board and (ii) the slate of nominees to stand for election by our stockholders at each annual meeting of stockholders;

●	annually recommending to the Board (i) the assignment of directors to serve on each committee; (ii) the chairman of each committee and (iii) the chairman of the Board or lead independent director, as appropriate; developing, recommending, overseeing the implementation of and monitoring compliance with, our corporate governance guidelines, and periodically reviewing and recommending any necessary or appropriate changes thereto; reviewing the adequacy of our certificate of incorporation and bylaws and recommending to the Board, as conditions dictate, amendments for consideration by the stockholders; and such other matters as directed by the Board.

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

Compensation Committee

Our compensation committee reviews and determines the compensation of our executive officers. Our compensation committee currently consists of three directors, Dr. Errico, Mr. Gandolfo and Ms. Goldstein, each of whom is a non-employee member of the Board as defined in Rule 16b-3 under the Exchange Act. Mr. Gandolfo is the chairman of the compensation committee. The Board is of the opinion that the composition and functioning of our compensation committee satisfies the applicable independence and other applicable requirements of Nasdaq and SEC rules and regulations. We intend to continue to evaluate and comply with the requirements applicable to our compensation committee. The principal duties and responsibilities of our compensation committee include:

●	establishing, approving, and making recommendations to the Board regarding performance goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of those goals and objectives and recommending to the full Board for approval, the chief executive officer’s compensation, including incentive-based and equity-based compensation, based on that evaluation;

●	setting the compensation of our other executive officers, based in part on recommendations of the chief executive officer;

●	reviewing, approving, and making recommendations to the Board regarding employment agreements, severance arrangements and change of control agreements for the Chief Executive Officer and other executive officers, as appropriate;

●	exercising administrative authority under our stock plans and employee benefit plans;

●	establishing policies and making recommendations to the Board regarding director compensation;

●	review, approve and oversee the policies and procedures in connection with any compensation clawback policy;

●	reviewing compensation plans, programs and policies; and

●	handling other matters that are specifically delegated to the compensation committee by the Board from time to time.

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

The compensation committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. For executives other than the Chief Executive Officer, the compensation committee solicits and considers evaluations and recommendations submitted to the compensation committee by the Chief Executive Officer with respect to individual employee performance. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the compensation committee with input from other independent Board members, which recommends to the Board any adjustments to his compensation as well as awards to be granted as part of its deliberations, the compensation committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director share ownership information, stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of a compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant, or otherwise considered by the Committee, to be comparable to us. During the year ended December 31, 2025, and 2024, the compensation committee in its discretion did not engage a compensation consultant.

Audit Committee

Our audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent registered public accountants. Our audit committee currently consists of four directors, Mr. Gandolfo, Mr. Patton, Ms. Wilber and Mr. Theofilos. Mr. Patton is the chairman of the audit committee, and it is the opinion of the Board that Mr. Gandolfo and Mr. Patton are each an “audit committee financial expert” as defined by SEC rules and regulations. The Board has determined that each of the members of our audit committee is independent under Nasdaq listing rules and under Rule 10A-3 under the Exchange Act. We intend to continue to evaluate and comply with the requirements applicable to the audit committee. The principal duties and responsibilities of our audit committee include:

●	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm their independence from management and us;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm and related fees;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal control or auditing matters;

●	reviewing our code of business conduct and ethics and recommending any changes to the Board;

●	reviewing and approving certain related party transactions; and

●	discussing our major financial risk exposures (including those related to data privacy, cybersecurity data security and network security) and management’s program to monitor, assess and control such exposures, including our risk assessment and risk management policies.

Information Regarding Committees of the Board of Directors

The Board has three committees: an audit committee, a compensation committee and a nominating and governance committee. The following table provides membership and meeting information for 2025 for each of the Board committees.

Name	Audit Committee	Compensation Committee	Nominating and Governance Committee
Thomas J. Errico, M.D.		X	X*
John P. Gandolfo	X	X*
Julie Goldstein		X	X
Thomas M. Patton	X*
Charles S. Theofilos, M.D. (1)		X	X
Patricia Wilber	X		X
James C. Theofilos	X
Number of meetings in 2025	6	5	5

*Committee Chair

(1)	Dr. Theofilos resigned from the Board on February 24, 2025.

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

Effective as of November 13, 2024, the Board approved and adopted our second amended and restated bylaws, which amend certain of the provisions of Article III, Sections 5(B)(1), (B)(4), (B)(5), (F), and (G). Among other things, the amendments (i) address provisions of the universal proxy rules adopted by the SEC, by clarifying that to comply with such rules, stockholders who intend to solicit proxies in support of a director nominee other than the Board’s nominees must provide a notice to us that sets forth the information required by Rule 14a-19 under the Exchange Act, including with respect to applicable notice and solicitation requirements, and that we shall disregard any proxies or votes solicited for such stockholder’s nominee(s) by any such stockholder who fails to comply with Rule 14a-19; (ii) specify the process and disclosure requirements for a stockholder submitting notice of a director nomination with respect to, among other things, (x) the dates of first contact between the proposed director and the stockholder nominee; (y) known financial supporters of the proposed director; and (z) a form of questionnaire and form of nominee’s representation and agreement that must be delivered to us and requiring that such items, completed by the nominee, be delivered to us along with such notice of a director nomination; and (iii) require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white.

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

Stockholder Communications With The Board Of Directors

Any interested party may communicate in writing with any particular director, including our chairman, any committee of the Board, or the directors as a group, by sending such written communication to our Corporate Secretary at our principal executive offices at 200 Forge Way, Suite 205, Rockaway, NJ 07866. Copies of written communications received at such address will be provided to the Board or the relevant director unless such communications are considered, in the reasonable judgment of our Corporate Secretary, to be of a purely marketing nature or inappropriate for submission to the intended recipient(s). The Corporate Secretary or his designee may analyze and prepare a response to the information contained in communications received and may deliver a copy of the communication to other Company staff members or agents who are responsible for analyzing or responding to complaints or requests. Communications concerning potential director nominees submitted by any of our stockholders will be forwarded to the chairman of the nominating and governance committee.

Code Of Business Conduct And Ethics For Employees, Executive Officers And Directors

We have adopted a Code of Business Conduct and Ethics, (the “Code of Conduct”) applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website athttps://investor.electrocore.com/static-files/363fd3ef-5be2-418c-89cd-30bb215b37ca. The audit committee of the Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website. A copy of the Code of Conduct may be provided to any person without charge upon written request to: electroCore, Inc., Attn: Corporate Secretary, 200 Forge Way, Suite 205, Rockaway, NJ 07866.

Item 11. Executive Compensation

Named Executive Officers Summary Compensation Table

The Company is currently subject to the scaled reporting rules of the SEC applicable to smaller reporting companies. The following section and notes describe, under such scaled reporting rules, information for the fiscal years ended December 31, 2025 and 2024, concerning the compensation awarded to, earned by or paid to: (i) our principal executive officer during the fiscal year ended December 31, 2025, and (ii) the most highly compensated executive officer, other than the principal executive officer, during the fiscal year ended December 31, 2025 (collectively, the “NEOs”). Our only executive officers are our Chief Executive Officer (the “CEO”) and our Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-equity incentive plan compensation ($)	All Other Compensation ($)(3)	Total ($)
Daniel S. Goldberger	2025	668,708	152,198	788,198	-	27,583	1,636,687
Chief Executive Officer(4)	2024	631,071	473,250	486,000	-	28,264	1,618,585

Joshua S. Lev	2025	415,000	86,320	178,580	-	27,580	707,480
Chief Financial Officer	2024	408,165	170,000	98,720	-	26,937	703,822

(1)	Bonuses in this column represent discretionary cash bonuses approved by the Board and/or compensation committee of the Board for 2025 or 2024, as applicable.
(2)	Stock awards in this column include RSUs granted in January 2025 and discretionary stock bonuses approved by the Board and/or compensation committee of the Board for 2025.
(3)	These amounts consist of payments of health care premiums, contributions to health savings accounts, and employer 401(k) contributions.
(4)

As described herein, as of March 17, 2026, Mr. Goldberger notified the Company of his intention to retire as Chief Executive Officer effective on April 1, 2026. See also “Item 9B. Other Information - Executive Officer Transition.”

Executive Compensation Philosophy

We review compensation annually for all employees, including our NEOs. Our compensation philosophy is centered around two key tenets: (1) building long-term value for our stockholders, and (2) driving employee engagement. To that end, our executive compensation program is grounded in the following principles:

●	Attraction Engagement:	Enable us to attract highly-talented people with exceptional leadership capabilities and engage high-caliber talent.

●	Competitiveness:	Provide total compensation opportunity levels that are competitive with those being offered to individuals holding comparable positions at other companies with which we compete for business and leadership talent.

●	Stockholder Alignment:	Deliver majority of compensation through pay elements that are designed to create long-term value for our stockholders, as well as foster a culture of ownership.

The Decision-Making Process

In establishing NEO compensation (base salaries, bonuses and annual equity incentive awards), we consider the following:

●	the relative importance of each NEO’s role and responsibilities;

●	how the NEO has performed relative to these roles and responsibilities;

●	overall company performance; and

●	compensation for comparable positions in the market (as defined by a combination of identified industry comparables and industry/size-specific survey data). The compensation committee oversees the executive compensation program for our NEOs. The committee may work closely with an independent consultant and management to examine the effectiveness of our executive compensation program throughout the year and seeks to ensure that the executive compensation program supports our business goals and aligns with stockholder interests.

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

Annual Base Salary

For 2024, Mr. Goldberger received a base salary of $631,071 per annum, which was increased to $669,000 for 2025 and $685,725 for 2026. As described herein, as of March 17, 2026, Mr. Goldberger notified the Company of his intention to retire as Chief Executive Officer effective on April 1, 2026. See also “Item 9B. Other Information - Executive Officer Transition.”

For 2024, Mr. Lev received a base salary of $408,165 per annum. Effective as of October 4, 2024, Mr. Lev receives a base salary of $415,000 per annum which he received through 2025. Mr. Lev’s base salary was increased to $433,675 for 2026, which was further increased to $470,000 in connection with him becoming Interim President effective April 1, 2026. See also “Item 9B. Other Information – Executive Officer Transition.”

Annual Bonus

We offer our NEOs the opportunity to earn annual discretionary bonuses, as determined by the Board or the compensation committee annually at their discretion. The CEO makes recommendations to the compensation committee regarding annual bonus payouts for the executive officers including our other NEO and the CEO’s other direct reports. With respect to the CEO’s bonus, the compensation committee makes a recommendation to the Board, both of which act without the participation of management including the CEO as to his own salary, bonus, and equity incentive decisions.

For 2025, annual bonuses were based on such factors as the Board and the compensation committee deemed appropriate, including peer group data considered appropriate by the compensation committee and a variety of individual and company priorities, objectives and achievements relating to 2025, as well as the individual NEOs’ performance as it related to their areas of responsibility.

Long-Term Incentives

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our executive officers. Our compensation committee is responsible for approving equity grants for executive officers other than the CEO. As noted above, CEO and CFO equity awards are recommended by the compensation committee for approval by the Board. Our executives generally are awarded an initial new hire grant upon commencement of employment.

Following our initial public offering, all employee equity awards have been granted pursuant to the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), or from time to time pursuant to inducement grants outside of the 2018 Plan under Nasdaq Listing Rule 5635(c)(4). All options are granted pursuant to the 2018 Plan, or from time to time pursuant to inducement grants outside of the 2018 Plan under Nasdaq Listing Rule 5635(c)(4) with a per share exercise price equal to no less than the closing price of the common stock on the Nasdaq Stock Market on or immediately prior to the date of grant. Our equity grants to employees generally vest over a three- or four-year period.

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

On January 26, 2026, Mr. Goldberger received an incentive award of 26,000 restricted stock units. One-third of the underlying shares of common stock vest on each of the first, second, and third anniversaries of the date of grant, subject to Mr. Goldberger’s continued employment with us through the applicable vesting dates, and which restricted stock units are also subject to potential acceleration of vesting upon a double-trigger change in control as defined in our Executive Severance Policy. In addition, on January 26, 2026, a portion of Mr. Goldberger’s 2025 discretionary bonus was paid through issuance to him of 20,375 shares of common stock.

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

On January 26, 2026, Mr. Lev received an incentive award of 25,000 restricted stock units. One-third of the underlying shares of common stock vest on each of the first, second, and third anniversaries of the date of grant, subject to Mr. Lev’s continued employment with us through the applicable vesting dates, and which restricted stock units are also subject to potential acceleration of vesting upon a double-trigger change in control as defined in our Executive Severance Policy. In addition, on January 26, 2026, a portion of Mr. Lev’s 2025 discretionary bonus was paid through issuance to him of 2,889 shares of common stock. In connection with his appointment to Interim President effective April 1, 2026, Mr. Lev was awarded 45,000 RSUs that will vest on December 31, 2026, subject to Mr. Lev’s continued employment through such date. See also “Item 9B. Other Information – Executive Officer Transition.”

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

Retirement Policy

Our voluntary retirement policy provides eligible employees a one-time lump cash payment equal to one week of pay for each year of service to the Company as well as other benefits including potential acceleration of stock-based compensation. To be eligible for our retirement policy, an employee must attain a minimum age of 60 years old and eight minimum years of continuous service to our company.

Employment Agreements

Our current executive officers are not party to employment agreements with a fixed term. They are employed on an at-will basis, subject to the terms of (i) their respective employment offer letters, and (ii) the Executive Severance Policy described below.

Daniel S. Goldberger

Pursuant to his employment offer letter (the “Goldberger Agreement”), Mr. Goldberger was paid an annual base salary of $669,000 for 2025, which was increased to $685,725 for 2026. In addition, Mr. Goldberger is entitled to receive, subject to employment by us on the applicable date of bonus payout, an annual target discretionary bonus, payable at the discretion of the Board. In January 2025, on the recommendation of the compensation committee, Mr. Goldberger’s target discretionary bonus opportunity for 2025 was adjusted to be 70% of his base salary with an additional 5% increase to be based upon the corporation achieving cash flow breakeven in the second half of 2025, which was not met. For 2026, Mr. Goldberger’s target discretionary bonus opportunity was to have been 75% of his base salary. Pursuant to the Goldberger Agreement, Mr. Goldberger was also eligible to receive healthcare benefits as may be provided from time to time by us to our employees generally, to participate in our 401(k) plan and to receive paid time off annually in accordance with our policies in effect from time to time. As described herein, as of March 17, 2026, Mr. Goldberger notified the Company of his intention to retire as Chief Executive Officer effective on April 1, 2026. See also “Item 9B. Other Information - Executive Officer Transition.”

Joshua S. Lev

Pursuant to his amended employment offer letter (the “Lev Agreement”), effective October 4, 2024, Mr. Lev’s annual base salary was adjusted to $415,000, which was increased to $433,675 for 2026. In addition, Mr. Lev is entitled to receive, subject to employment on the applicable date of bonus payout, an annual target discretionary bonus of 40% of his annual base salary, payable at the discretion of the Board or the compensation committee. Pursuant to the Lev Agreement, Mr. Lev is also eligible to receive healthcare benefits as may be provided from time to time by us to our employees generally, to participate in our 401(k) plan and to receive paid time off annually in accordance with our policies in effect from time to time.

Outstanding Equity Awards at the End of 2025

The following table provides information about outstanding options, units and stock awards issued by us that were held by each of our NEOs as of December 31, 2025. None of our NEOs held any other equity awards from the Company as of December 31, 2025.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Award Grant Date	Option Expiration Date	Award Grant Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Daniel S. Goldberger(2)	-	-	-	-	-	8/4/2023	16,667	$74,835
	-	-	-	-	-	1/16/2024	50,000	224,500
	-	-	-	-	-	1/18/2025	40,000	179,600
Joshua S. Lev	6,666	-	11.55	1/14/2022	1/14/2032	-	-	-
	13,333	6,667	4.5	7/31/2023	7/30/2033	-	-	-
	-	-				1/12/2024	10,667	47,895
	-	-				1/15/2025	10,000	44,900

(1)	Value in this column is based on the closing price of our common stock on Nasdaq on the last business day of fiscal 2025 ($4.49).
(2)

As described herein, as of March 17, 2026, Mr. Goldberger notified the Company of his intention to retire as Chief Executive Officer effective on April 1, 2026. See also “Item 9B. Other Information - Executive Officer Transition.”

Equity Compensation Policy

While we do not have a formal written policy in place with regard to the timing of certain equity awards in relation to the disclosure of material nonpublic information, our Board and the Compensation Committee do not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. It has been our practice generally to grant initial equity awards to our officers and non-employee directors in connection with their hiring or appointment to the Board, as applicable. We generally intend to issue equity awards to our officers at approximately the same time each year, typically in close proximity to the first regularly scheduled meeting of our Compensation Committee each fiscal year. In addition, non-employee directors receive automatic grants of initial and annual equity awards, at the time of a director’s initial appointment or election to the Board and at the time of each annual meeting of our stockholders, respectively, pursuant to our Non-Employee Director Compensation Policy, as further described under “Item 11. Executive Compensation – Director Compensation.” Option grants generally are effective on the date the award determination is made by the Compensation Committee or the Board, as the case may be, and the exercise price of options is typically based upon the Fair Market Value of our common stock as defined in our 2018 Plan.

For additional information, see our Non-Employee Director Compensation Policy, which is included as an exhibit to our Registration Statement on Form S-1, filed with the SEC on August 23, 2023. See also the 2018 Plan, which is included as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the SEC on May 3, 2023.

During the fiscal year ended December 31, 2025, we did not award any equity awards to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report.

Potential Payments upon Termination or Change in Control

Under our Executive Severance Policy, if we terminate an eligible member of our senior management team without “cause” or if the executive resigns for “good reason” (as those terms are defined below), we will provide the following severance benefits: (i) severance payment in an amount equal to six months of base salary (or (a) one year of base salary in the case of our Chief Executive Officer and Chief Financial Officer and (b) target bonus for the year in which the executive’s termination of employment occurred in the case of the Chief Executive Officer) payable in equal installments over the six-month or one-year period, as applicable, (ii) the accrued but unpaid annual incentive bonus, if any, for the year ended prior to the executive’s termination of employment payable at the same time such annual bonuses for such year to other members of the senior management team, (iii) an annual incentive bonus, if any, for the year in which the executive’s termination of employment occurred based on actual performance and pro-rated for the period of employment during such year through the executive’s termination of employment; provided that no such pro-rated bonus shall be payable unless the period of employment during such year exceeds six months and which will be payable at the same time annual incentive bonuses for such year are paid to other members of the senior management team, and (iv) reimbursement of COBRA premiums for group health continuation coverage paid by the terminated executive for the duration of the “severance period” (as defined below). If the termination without cause or resignation for good reason occurs within two years after a “change in control” we will provide the following severance benefits in lieu of the benefits provided in the previous sentence: (i) a lump sum severance payment in an amount equal to one year of base salary (or one and one-half (1.5) years of the sum of base salary and target bonus in the case of our Chief Executive Officer), and (ii) reimbursement of COBRA premiums for group health continuation coverage paid by the terminated executive for the duration of the severance period, and (iii) acceleration of vesting for all outstanding equity compensation and an extension of the period of time to exercise outstanding stock options and stock appreciation rights until the earlier of 150 days following the executive’s termination of employment or the original expiration date for such options or stock appreciation rights.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information regarding our equity compensation plans as of December 31, 2025.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,073,352	$32.56	255,179
Equity compensation plans not approved by security holders	20,000	-	-
Total	1,093,352	$32.56	255,179

In accordance with the terms of the 2018 Plan, effective January 1, 2026, the Board increased the number of shares available for issuance under the 2018 Plan increased by 459,078 shares of common stock, which was an amount equal to approximately 4% of the shares of common stock outstanding on a fully diluted basis as of December 31, 2025.

From time to time, the Company may issue inducement grants outside of the 2018 Plan under Nasdaq Listing Rule 5635(c)(4).

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

Initial Equity Grant

Under the Non-Employee Director Compensation Policy each new non-employee director receives an inaugural equity grant valued at $150,000. The inaugural grants vest in equal monthly increments over a three-year period from the grant date (subject to earlier vesting in the case of a change of control as defined in the 2018 Plan). James C. Theofilos and Elena Bonfiglioli received an initial equity award under the Non-Employee Director Compensation Policy in 2025.

Annual Equity Grant

On September 2, 2025, the date of our last annual meeting of stockholders, the Board approved annual equity awards valued at $140,000 to the Chairman of the Board, and $100,000 to each of the other five continuing non-employee directors. All such annual awards vest in 12 equal monthly installments on the next annual meeting of stockholders, subject to earlier vesting in the case of a change of control (as defined in the 2018 Plan).

Summary Compensation Table

The following table shows certain information with respect to the compensation of all our non-employee directors for the fiscal year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Elena Bonfiglioli(3)	12,500	149,996	-	162,496
F. Peter Cuneo(4)	60,000	-	-	60,000
Thomas J. Errico, M.D. (5)	75,000	139,995	-	214,995
John P. Gandolfo(5)	75,000	99,998	-	174,998
Julie A. Goldstein	62,500	99,998	-	162,498
Thomas M. Patton(5)	70,000	99,998	-	169,998
Charles S. Theofilos, M.D.(4)	15,625	-	-	15,625
James C. Theofilos(3)	30,000	149,996		179,996
Patricia Wilber(5)	65,000	99,998	-	164,998

(1)	Represents the grant date fair value of (i) annual equity awards, granted on September 2, 2025, of 19,011 shares to John P. Gandolfo, Thomas M. Patton, Charles S. Theofilos, M.D., and Patricia Wilber, and 26,615 shares to Dr. Errico., (ii) an inaugural equity award, granted on August 1, 2025, of 22,156 shares to James C. Theofilos (iii) an inaugural equity award, granted on September 10, 2025, of 30,549 shares to Elena Bonfiglioli. The awards were granted as either RSUs or deferred stock units (“DSUs”). Amounts in this column do not reflect the actual economic value that may be realized by the applicable non-employee director.
(2)	Amounts in this column do not reflect the actual economic value that may be realized by the applicable non-employee director.
(3)	Inaugural equity awards vest in 12 equal quarterly installments over a period of 36 months from the grant date, subject to the grantee’s continued service to us on the applicable vesting date and earlier vesting upon a change of control of our Company.
(4)	Mr. Cuneo served as the Chairman of the Board until the 2025 annual meeting of stockholders on September 2, 2025, at which he did not stand for reelection. Dr. Theofilos resigned from the Board on February 24, 2025.
(5)	Annual equity awards vest in 12 equal monthly installments from the grant date, provided that such grants shall become fully vested on (i) the one-year anniversary of the grant date and (ii) the close of business one business day prior to our next annual stockholder meeting following the grant date, whichever is earlier, subject to the grantee’s continued service to us on the applicable vesting date and earlier vesting upon a change of control of our Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our shares of common stock as of March 13, 2026 for:

● each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of its shares of common stock;

● each of our named executive officers;

● each of our directors; and

● all of our current executive officers and directors as a group.

The percentage ownership information is based upon 8,083,558 of common stock outstanding as of March 13, 2026. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options, restricted and deferred stock units, restricted stock awards or warrants that were outstanding on March 13, 2026, and which are exercisable on or before May 12, 2026, which is 60 days after March 13, 2026. These shares are deemed to be outstanding and beneficially owned by the person holding those options, restricted and deferred stock units, restricted stock awards or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Except as otherwise noted below, the address for persons listed in the table is c/o electroCore, Inc., 200 Forge Way, Suite 205, Rockaway, NJ 07866.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Principal Stockholders:
AMW Investment Company, Inc. (1)	509,100	5.9%
Charles S. Theofilos, M.D.; Kathryn Theofilos; and Happy Holstein Management, LLC.(2)	820,744	9.9%
Hilve Holdings Ltd. (3)	432,000	5.3%
Zhang Tianyi(4)	734,638	9.1%
Named Executive Officers and Directors:
Elena Bonfiglioli(5)	5,092	*
F. Peter Cuneo(6)	161,501	2.0%
Thomas J. Errico, M.D.(7)	355,215	4.3%
John P. Gandolfo(8)	81,761	1.0%
Daniel S. Goldberger(9)	251,020	3.1%
Julie A. Goldstein(10)	161,731	2.0%
Thomas M. Patton(11)	105,819	1.3%
Joshua S. Lev(12)	32,555	*
James C. Theofilos(13)	6,930	*
Patricia Wilber(14)	69,453	*
Directors and named executive officers as a group (9 persons)	1,048,429	12.3%

*Denotes less than one percent.

1.	Based on a Schedule 13G/A filed with the SEC on November 13, 2025. Represents 509,100 shares of common stock beneficially owned by AWM Investment Company, Inc., a Delaware corporation (“AWM”), as the investment adviser to Special Situations Cayman Fund, L.P., a Cayman Islands Limited Partnership (“Cayman”), and Special Situations Fund III QP, L.P., a Delaware limited partnership (“SSFQP” and, together with Cayman, SSFQP and the “AWM Funds”). David M. Greenhouse and Adam C. Stettner are the principal owners of AWM. Through their control of AWM, Messrs. Greenhouse and Stettner share voting and investment control over the portfolio securities of each of the AWM Funds. Includes 509,100 shares of common stock underlying warrants. AWM is subject to a 9.99% beneficial ownership limitation. The amounts set forth in the table above give effect to such beneficial ownership limitations. The address for AWM is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, New York, 10022.
2.	Based on a Schedule 13G/A filed with the SEC on July 9, 2025. Represents 757,044 shares of common stock beneficially owned by Charles S. Theofilos, M.D.; Kathryn Theofilos; and Happy Holstein Management, LLC (“HH Management”) as a group. Includes (i) 358,557 shares of common stock held directly by Dr. Theofilos, (ii) 85,973 shares of common stock held in a joint account between Dr. Theofilos and his wife, Kathryn Theofilos, (iii) 153,168 shares of common stock held by Happy Holstein, LLLP, of which HH Management is the general partner, of which Kathryn Theofilos is the manager, (iv) 790 shares of common stock held by MCKT, LLC, a Florida limited liability company of which Kathryn Theofilos is the manager, (v) 150,000 shares of common stock issuable upon exercise of presently exercisable warrants held by HH Management, and (vi) 8,556 shares of common stock held by Kathryn Theofilos. Excludes 1,401,777 shares of common stock issuable upon exercise of warrants held by HH Management due to a 9.99% beneficial ownership limitation.
3.	Based on a Schedule 13G filed with the SEC on September 8, 2025.
4.	Based on a Schedule 13G filed with the SEC on June 5, 2025.
5.	Represents 5,092 shares of common stock.
6.	Represents 8,497 shares of common stock, 150,172 options to purchase common stock and 2,832 warrants to purchase shares of common stock.
7.	Represents 217,051 shares of common stock held directly by Dr. Errico, 1,296 shares of common stock held directly by a trust for the benefit of Dr. Errico’s family members and 11,000 shares owned by a trust for the benefit of Dr. Errico; 14,016 options to purchase shares of common stock; 69,797 deferred stock units; and 42,055 warrants to purchase shares of common stock held directly by Dr. Errico.
8.	Represents 4,066 shares of common stock and 77,695 deferred stock units.
9.	Represents 206,273 shares of common stock and 44,747 warrants to purchase shares of common stock. As described herein, as of March 17, 2026, Mr. Goldberger notified the Company of his intention to retire as Chief Executive Officer effective April 1, 2026. Mr. Goldberger also resigned as a member of the Company’s Board, as of March 17, 2026. See also “Item 9B. Other Information - Executive Officer Transition.”
10.	Represents 72,376 shares of common stock, 45,834 options to purchase common stock, 22,674 deferred stock units and 20,847 warrants to purchase shares of common stock.
11.	Represents 31,717 shares of common stock, 64,728 deferred stock units, and 9,374 warrants to purchase common stock.
12.	Represents 3,889 shares of common stock, 19,999 options to purchase shares of common stock, and 8,667 restricted stock units.
13.	Represents 5,084 shares of common stock and 1,846 restricted stock units.
14.	Represents 53,314 shares of common stock, 12,674 restricted stock units and 3,465 warrants to purchase common stock.

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

The Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board has determined that each of our directors are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making these determinations, the Board has reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and its management, including the beneficial ownership of Company capital stock by each non-employee director, any relevant family relationships, and transactions involving directors, including those described in the section entitled “Certain Related Party Transactions.”

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

In considering related person transactions, our audit committee will take into account the relevant available facts and circumstances including, but not limited to:

●	the related person’s interest in the related person transaction;

●	the approximate dollar value of the amount involved in the related person transaction;

●	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction was undertaken in the ordinary course of business;

●	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to us of, the transaction; and

●	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

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

In 2023, an executive of the Company co-founded the Vagus Nerve Society, a society dedicated to the ongoing education and training of scientists and clinicians and the power of the vagus nerve and its application in a broad spectrum of health-related conditions. During 2025, the Company agreed to provide an unrestricted educational grant of $120,000 to the Vagus Nerve Society. We provided the Vagus Nerve Society $100,000 of educational and directed research grants during 2025.

On July 11, 2024, the Company and a member of our Board entered into a consulting agreement for consulting and advisory services to the Company’s Chief Executive Officer for a one-year term as of the completion of his service on the Board, effective as of immediately prior to the Company’s 2025 annual meeting of stockholders held on September 2, 2025. The director will be paid an hourly or per diem fee for such services rendered, if any, and was granted a stock option to purchase 50,000 shares of common stock of the Company at an exercise price of $6.43 per share, which shall vest and be exercisable in 12 equal monthly installments, subject to full vesting, if earlier, immediately prior to the Company’s 2025 annual meeting of stockholders or a change of control, in each case so long as the director remains in continuous service to the Company through such date. See also “Item 11. Executive Compensation - Director Compensation - Summary Compensation Table.” We provided $3,000 of hourly per diem fees during 2025 under the foregoing consulting agreement.

On October 4, 2024, the Company and a former executive entered into a consulting agreement pursuant to which the former executive will provide financial and accounting consulting services to the Company on an hourly basis for 12 months after the effective date of his retirement, which has been extended and may be subject to additional extensions upon mutual agreement. See also “Item 11. Executive Compensation – Employment Agreements - Brian M. Posner.” We provided $4,600 of hourly fees during 2025 under the foregoing consulting agreement.

On June 9, 2025, the Company entered into a license agreement with a Chinese company beneficially owned by Zhang Tiyani, a beneficial owner of greater than 5% of our share capital. The license agreement provides the Chinese company with access to develop products based on certain patents associated with our nVNS technology in certain territories. In consideration for the license, the Company shall receive a 10% royalty on the net sales generated by the licensor in the territory. During 2025, the Company did not receive any royalties under the license agreement.

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

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal year ended December 31, 2025 by CBIZ CPAs P.C., our principal accountant, and for the fiscal year ended December 31, 2024 by Marcum LLP, our former principal accountant.

	Year Ended December 31,
	2025	2024
Audit Fees	$380,215	$346,858
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$380,215	$346,858

All fees described above were pre-approved by the audit committee.

Audit Fees include fees billed for the fiscal year shown for professional services for the audit of our annual financial statements, quarterly reviews, and review of our registration statements and other SEC filings.

Pre-Approval Policies and Procedures

The audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The audit committee generally pre-approves specified services in the defined categories of audit services, audit-related, tax and other services up to specified amounts. The terms and fees of the annual engagement of the independent auditor are also subject to the specific pre-approval of the audit committee. The pre-approval of services may be delegated to subcommittees consisting of one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

Change in Certifying Accountant

Based on information provided by Marcum, the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2024, CBIZ CPAs acquired the attest business of Marcum, effective November 1, 2024. Marcum continued to serve as the Company’s independent registered public accounting firm through April 1, 2025. On April 1, 2025, Marcum resigned as the Company’s independent registered public accounting firm, and CBIZ CPAs was engaged to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2025, effective immediately. The engagement of CBIZ CPAs was approved by the audit committee the Board. The services previously provided by Marcum will now be provided by CBIZ CPAs. Marcum audited our financial statements from 2020 until their resignation in 2025.

Prior to engaging CBIZ CPAs, the Company did not consult with CBIZ CPAs regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

The reports of Marcum regarding the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and 2023, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2024 and 2023, and through April 1, 2025, the date of Marcum’s resignation, there were (a) no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to such disagreement in its reports and (b) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions), except that, as reported in the Company’s 10-Q for the fiscal period ended September 30, 2023, as of September 30, 2023, the Company determined there was a material weakness in its internal control over financial reporting due to a deficiency in its controls over vendor management. As previously reported, this material weakness has been remediated, did not result in any identified misstatement, and there were no changes to previously reported financial results.

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

Item 16. Form 10-K Summary

Not applicable.

Exhibit Number	Description
3.1	Certificate of Incorporation of electroCore, Inc, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, as filed with the Commission on August 14, 2018.

3.2	Second Amended and Restated Bylaws of electroCore, Inc. incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with Commission on November 13, 2024.

3.3	Certificate of Designation of the Series A Preferred Stock of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 27, 2022.

3.4	Certificate of Elimination of the Series A Preferred Stock of the Company, dated March 3, 2023, incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the Commission on March 8, 2023.

3.5	Certificate of Amendment to the Certificate of Incorporation, filed February 13, 2023, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 14, 2023.

4.1*	Description of Securities.

4.2	Form of Pre-Funded Warrant, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on July 31, 2023.

4.3	Form of Common Warrant, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on July 31, 2023.

4.4	Form of Pre-Funded Warrant (Private), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 3, 2024.

4.5	Form of Pre-Funded Warrant (Registered Direct), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 3, 2024.

4.6	Form of Common Warrant, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 3, 2024.

10.1†	electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 as filed with the Commission on May 3, 2023.

10.2*†	Form of Employee Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan.

10.3†	Form of Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the Commission on March 8, 2023.

10.4†	Form of Employee Restricted Stock Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.5†	Form of Non-Employee Director Inaugural Deferred Stock Unit Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.6†	Form of Non-Employee Director Inaugural Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.7†	Form of Non-Employee Director Inaugural Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.8†	Form of Non-Employee Director Annual Deferred Stock Unit Award Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.9†	Form of Non-Employee Director Annual Non-qualified Stock Option Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.10†	Form of Non-Employee Director Annual Restricted Stock Unit Agreement for electroCore, Inc. 2018 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.11†	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.12†	electroCore, Inc. Executive Severance Policy, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, as filed with the Commission on May 8, 2024.

10.13†	electroCore, Inc. Non-Employee Director Compensation Policy, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-274199, as filed with the Commission on August 24, 2023.

10.14	Form of Series A Warrant, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-225084, as filed with the Commission on May 21, 2018.

10.15†	Employment Offer Letter, dated as of September 26, 2019, between electroCore, Inc. and Daniel Goldberger, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on October 2, 2019.

10.16	Securities Purchase Agreement, dated as of July 31, 2023 (Registered Direct), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on July 31, 2023.

10.17	Securities Purchase Agreement, dated as of July 31, 2023 (Private), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on July 31, 2023.

10.18†	Consulting Agreement by and between electroCore, Inc and Brian M. Posner, dated October 4, 2024, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on November 13, 2024.

10.19†	Offer Letter by and between the Company and Joshua Lev, dated as of January 29, 2020, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on September 6, 2024.

10.20†	Amendment to the Offer Letter by and between the Company and Joshua Lev, dated as of September 3, 2024, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on September 6, 2024.

10.21	Form of Securities Purchase Agreement, dated as of June 3, 2024 (Registered Direct), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 3, 2024.

10.22	Form of Securities Purchase Agreement, dated as of May 31, 2024 (Private), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 3, 2024.

10.23	At The Market Offering Agreement, dated as of November 29, 2024, between H.C. Wainwright & Co., LLC and electroCore, Inc., incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on November 29, 2024.

10.24	Agreement and Plan of Merger dated December 17, 2024, by and among electroCore, Inc., Nexus Merger Sub Inc. and NeuroMetrix, Inc., incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 17, 2024.

10.25	Voting and Support Agreement, dated December 17, 2024, by and among electroCore, Inc., and the stockholders of NeuroMetrix, Inc. named therein, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 17, 2024.

10.26	Consulting Agreement by and between electroCore, Inc. and F. Peter Cuneo, dated July 11, 2024, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on July 17, 2024.

10.27#	Loan and Security Agreement by and among electroCore, Inc., NeuroMetrix, Inc., and Avenue Venture Opportunities Fund II, L.P., dated August 4, 2025, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on August 6, 2025.

10.28^	Supplement to Loan and Security Agreement by and among electroCore, Inc., NeuroMetrix, Inc., and Avenue Venture Opportunities Fund II, L.P., dated August 4, 2025, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on August 6, 2025.

10.29^	Subscription Agreement between electroCore, Inc. and Avenue Venture Opportunities Fund II, L.P., dated August 4, 2025, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on August 6, 2025.

10.30*	Separation and Release Agreement between the Company and Daniel S. Goldberger, dated as of March 17, 2026.

10.31*	Offer Letter by and between the Company and Michael Fox, dated as of March 13, 2026.

19.1	electroCore, Inc. Insider Trading Policy, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2025.

21.1*	List of subsidiaries of electroCore, Inc.

23.1*	Consent of CBIZ CPAs P.C.

23.2*	Consent of Marcum LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Commission on March 13, 2024.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of electroCore, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.
†	Indicates management agreement
#	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and exhibits to this exhibit have been omitted from this Annual Report on Form 10-K and will be furnished to the Securities and Exchange Commission supplementally upon request.
^	Certain confidential portions of this exhibit have been redacted from the publicly filed document because such portions are (i) not material and (ii) would be competitively harmful of publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

electroCore, Inc.

Date: March 19, 2026	By:	/s/ Daniel S. Goldberger
Daniel S. Goldberger
Chief Executive Officer (Principal Executive Officer)

Date: March 19, 2026	By:	/s/ Joshua S. Lev
Joshua S. Lev
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas J. Errico, M.D.	Chairman of the Board	March 19, 2026
Thomas J. Errico, M.D.

/s/ Elena Bonfiglioli	Director	March 19, 2026
Elena Bonfiglioli

/s/ John P. Gandolfo	Director	March 19, 2026
John P. Gandolfo

/s/ Julie A. Goldstein	Director	March 19, 2026
Julie A. Goldstein

/s/ Thomas Patton	Director	March 19, 2026
Thomas Patton

/s/ James C. Theofilos	Director	March 19, 2026
James C. Theofilos

/s/ Patricia Wilber	Director	March 19, 2026
Patricia Wilber

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

electroCore, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of electroCore. Inc. and Subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive loss, equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2020. (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Morristown, NJ
March 19, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

electroCore, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of electroCore, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2020 to 2025

New York, NY

March 12, 2025

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,035	$3,700
Marketable securities	4,576	8,519
Accounts receivable, net	1,027	1,367
Inventories	1,631	1,676
Prepaid expenses and other current assets	1,397	1,038
Total current assets	15,666	16,300

Property and equipment, net	382	158
Operating lease right-of-use assets, net	2,565	3,739
Other assets, net	54	274
Total assets	$18,667	$20,471
Liabilities and Equity
Current liabilities:
Accounts payable	$2,712	$1,827
Accrued expenses and other current liabilities	8,261	6,964
Current portion of operating lease liabilities	375	361
Total current liabilities	11,348	9,152
Noncurrent liabilities:
Operating lease liabilities, noncurrent	2,421	3,775
Long-term debt	6,607	—
Total liabilities	20,376	12,927
Commitments and contingencies (see Note 16)	—	—
Stockholders’ equity (deficit):
Common Stock, par value $0.001 per share; 500,000,000 shares authorized as of December 31, 2025 and 2024; 8,004,416 shares issued and outstanding at December 31, 2025, and 6,650,854 shares issued and outstanding at December 31, 2024	8	7
Additional paid-in capital	189,240	184,513
Accumulated deficit	(191,056)	(177,090)
Accumulated other comprehensive loss	99	114
Total stockholders’ equity (deficit)	(1,709)	7,544
Total liabilities and stockholders’ equity (deficit)	$18,667	$20,471

See accompanying notes to the consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2025	2024
Net sales	$32,032	$25,182
Cost of goods sold	4,244	3,785
Gross profit	27,788	21,397
Operating expenses:
Research and development	2,735	2,360
Selling, general and administrative	38,206	31,199
Total operating expenses	40,941	33,559
Loss from operations	(13,153)	(12,162)
Other (income) expense:
Interest and other income	(298)	(572)
Interest expense	590	389
Other expense	518	—
Total other expense (income)	810	(183)
Loss before income taxes	(13,963)	(11,979)
(Provision) benefit from income taxes	(3)	93
Net loss	$(13,966)	$(11,886)
Net loss per share of common stock - Basic and Diluted	$(1.65)	$(1.59)
Weighted average common shares outstanding - Basic and Diluted (see Note 12)	8,483	7,483

See accompanying notes to the consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years ended December 31,
	2025	2024
Net loss	$(13,966)	$(11,886)
Other comprehensive income:
Foreign currency translation adjustment	(15)	178
Other comprehensive income (loss)	(15)	178
Comprehensive loss	$(13,981)	$(11,708)

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands)

	Stockholders’ Equity
					Accumulated
	Common Stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders’ equity
	Shares	Amount	capital	deficit	income (loss)	(deficit)
Balances as of January 1, 2024	6,003	$6	$172,704	$(165,204)	$(64)	$7,442
Net loss	—	—	—	(11,886)	—	(11,886)
Other comprehensive income	—	—	—	—	178	178
Sale of common stock and warrants	438	—	9,306	—	—	9,306
Equity issuance costs	—	—	(232)	—	—	(232)
Proceeds from the exercise of warrants	144	—	866	—	—	866
Issuance of common stock in connection with employee stock plans, net of forfeitures	66	1	(1)	—	—	—
Share based compensation	—	—	1,870	—	—	1,870
Balances as of January 1, 2025	6,651	7	184,513	(177,090)	114	7,544
Net loss	—	—	—	(13,966)	—	(13,966)
Other comprehensive income (loss)	—	—	—	—	(15)	(15)
Options exercised	22		98			98
Sale of common stock and warrants	14	—	217	—	—	217
Accounts payable settled through common stock	361		1,856	—	—	1,856
Equity issuance costs	—	—	(94)	—	—	(94)
Proceeds from the exercise of warrants	725	1	—	—	—	1
Issuance of common stock in connection with Avenue loan	106	—	720	—	—	720
Issuance of common stock in connection with employee stock plans, net of forfeitures	125	—	—	—	—	—
Share based compensation	—	—	1,930	—	—	1,930
Balances as of December 31, 2025	8,004	$8	$189,240	$(191,056)	$99	$(1,709)

See accompanying notes to the consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,966)	$(11,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,930	1,870
Depreciation and amortization	501	760
Amortization of right of use assets	1,174	498
Amortization of debt discount	135	—
Write-down of licensed devices	150	—
Inventory reserve charge	41	—
Increase in provision for credit losses	523	51
Changes in operating assets and liabilities:
Accounts receivable	(142)	(710)
Inventories	16	713
Prepaid expenses and other assets	(294)	102
Accounts payable	2,450	1,048
Accrued expense and other current liabilities	635	831
Operating lease liabilities	(1,340)	(225)
Net cash used in operating activities	(8,187)	(6,948)
Cash flows from investing activities:
Purchase of property and equipment	(66)	—
Sale (purchase) of marketable securities	3,943	(8,519)
Net cash provided by (used in) investing activities	3,877	(8,519)
Cash flows from financing activities:
Sale of common stock and warrants	217	8,300
Issuance of long-term debt	7,500	—
Debt issuance costs	(95)	—
Equity issuance costs	(94)	(232)
Proceeds from exercise of options	98	—
Proceeds from exercise of warrants	1	371
Net cash provided by financing activities	7,627	8,439
Effect of changes in exchange rates on cash and cash equivalents	18	147
Net decrease in cash and cash equivalents	3,335	(6,881)
Cash and cash equivalents – beginning of year	3,700	10,581
Cash and cash equivalents – end of year	$7,035	$3,700

Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$48	$122
Interest paid	397	13
Supplemental schedule of noncash activity:
Insurance premium financing	452	359
Accounts payable settled through common stock and warrants	1,856	1,006
Accounts payable settled through the exercise of warrants	495	495
Non-cash debt issuance costs	213	—
Shares issued in connection with Avenue loan	720	—
Accrued purchases of property and equipment	203	—
Right-of-use asset and operating lease liability	—	3,316

See accompanying notes to consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. The Company

electroCore, Inc. and its subsidiaries (“electroCore” or the “Company”) is a bioelectronic technology company whose mission is to improve health and quality of life through innovative non-invasive bioelectronic technologies.

electroCore, headquartered in Rockaway, NJ, has three wholly owned subsidiaries: electroCore U.K. Ltd, electroCore Germany GmbH and NeuroMetrix, Inc. (“NURO”). The Company acquired NURO on May 1, 2025. The Company has paused operations in Germany, with sales into the country and the rest of Europe being managed by electroCore U.K. Ltd.

Note 2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and the rules and the regulations of the Securities and Exchange Commission (“SEC”). The Company has reclassified certain prior period information to conform to the current period presentation. This reclassification had no effect on the reported results of operations.

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

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when such performance obligation is satisfied, either upon shipment or receipt by the customer. Payment by the customer is unconditional once the performance obligations are met. Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

The transaction price is based on the consideration that the Company expects to receive in exchange for its products and includes the fixed per-unit price of the product and variable consideration primarily in the form of rebates. The per-unit price is based on the Company’s established price lists.

Rebates are discounts that are contingent upon a timely remittance of payment and are estimated based on historical experience. Damaged or defective products are replaced at no charge under the Company’s standard warranty. A cash refund is allowed under specific circumstances for undamaged and non-defective returned products. For the years ended December 31, 2025 and 2024, rebates were immaterial.

(e) Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

As of December 31, 2025, cash equivalents represented funds held in an interest-bearing demand deposit account, U.S. treasury bills, and a money market account.

(f) Concentration of Credit Risk

Cash equivalents are financial instruments that potentially subject the Company to concentration of credit risk. As of December 31, 2025, the Company’s cash equivalent securities were largely comprised of treasury funds. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. As of December 31, 2025, 94% of the Company’s cash and cash equivalents were denominated in U.S. dollars. The balance of the Company’s cash is denominated in British pound sterling and is subject to foreign exchange risk. The Company’s cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution in the United States, and up to £85,000 by the Financial Services Compensation Scheme (“FSCS”) per financial institution in the United Kingdom. The Company’s cash equivalent securities are insured by the Securities Investor Protection Corp. (“SIPC’) up to $500,000 per account, with a limit of $250,000 in cash.

(g) Marketable Securities

Marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other than temporary. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in interest and other income net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in Interest and other income. As of December 31, 2025, marketable securities amounted to $4.6 million and consist of U.S. treasury bills. Unrealized gains or losses during 2025 and 2024 were not material.

(h) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. Management considers an account receivable to be past due when it is not settled under its stated terms. In establishing the required allowance, management considers customer creditworthiness, past transaction history with the customer, current expectations of future economic and industry trends, changes in customer payment terms and other factors that may affect probability of collection. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the year ended December 31, 2025, the Company’s allowance for credit losses was $0.6 million, of which the vast majority was associated with one customer. Prior to 2025, the Company’s allowance for credit losses was immaterial. The Company does not have any off balance sheet credit exposure related to its customers.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(i) Inventories

Inventory, which consists of raw materials, work-in-process and finished product, is stated at the lower of cost or net realizable value. Inventory is valued on a first-in first-out basis. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

The Company’s products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain units of product no longer meet quality specification or become obsolete, the Company records a charge to cost of goods sold to write down such unmarketable inventory to zero.

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

(k) Leases

The Company accounts for leases in accordance with ASU 842, Leases, and its operating leases consist of manufacturing/warehouse space in Rockaway, New Jersey and office equipment. The Company elected not to recognize right of use assets and lease liabilities for short term leases, i.e., leases with a noncancelable period of 12 months or less.

The Company determines if an arrangement is a lease at inception. For each lease, the lease term is determined at the commencement date and includes renewal options and termination options when it is reasonably certain that the Company will exercise that option. The Company recognized the option to renew its manufacturing/warehouse space (“Rockaway space”) as part of the right of use asset and the lease liability as the Company deemed that the renewal option was reasonably certain to be exercised. Operating leases with lease terms greater than one year are included in operating lease right-of-use (“ROU”) assets and current and long-term operating lease liabilities in the Company’s consolidated balance sheets.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(l) Licensed Products

The Company licenses a portion of its devices through its cash pay channels. The cost of these licensed devices is capitalized and included in Other Assets in the accompanying Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, and is being recognized as cost of goods sold on the straight-line method over the estimated 12-36 month useful life of the devices. If certain licensed devices are returned and no longer meet quality specifications or the carrying amount of certain licensed devices are no longer deemed to be recoverable, the Company records a charge to cost of goods sold to write down such licensed devices to zero. The net book value of these licensed devices at December 31, 2025 was $0 following the $150,000 write off of the net book value of these licensed devices as a result of changes in the program. The net book value of these licensed devices at December 31, 2024 was $220,000. Prior to the write-off which is disclosed separately in the Statement of Cash Flows, changes in the value of these licensed devices in Other Assets is captured with inventories on the Statement of Cash Flows.

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

(o) Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

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

(s) Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures which will require companies to make additional income tax disclosures. The pronouncement is effective for annual filings for the year ended December 31, 2025. We adopted ASU No. 2023-09 for the year ended December 31, 2025 and added the required disclosures on a prospective basis in Note 13, Income Taxes. There was no other impact to our financial statement disclosures as a result of adopting ASU No. 2023-09.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods and should be applied prospectively, with early adoption permitted. The Company is assessing the impact of adopting this standard.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which clarifies various topics in the Accounting Standards Codification to improve consistency and address technical corrections. Key improvements include clarifying the calculation of diluted earnings per share (EPS) when a loss from continuing operations exists. The amendments in this update are effective for the Company beginning January 1, 2027, with early adoption permitted. The Company is assessing the impact of adopting this standard.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This update clarifies the applicability of interim reporting guidance and the form and content of interim financial statements. It also establishes a disclosure principle requiring an entity to disclose material events and changes occurring since the end of the last annual reporting period. ASU 2025-11 is effective for the Company for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is assessing the impact of adopting this standard.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Note 3. Liquidity, Credit Risks and Going Concern

The Company has experienced significant net losses, and it expects to continue to incur net losses for the near future as it works to increase market acceptance of its prescription (Rx) products and general wellness and human performance products. The Company has never been profitable and has incurred net losses and negative cash used in operations each year since its inception. The Company incurred net losses of $14.0 million and $11.9 million and used cash in its operations of $8.2 million and $6.9 million for the years ended December 31, 2025 and 2024, respectively.

The Company has historically funded its operations with the proceeds of equity and debt financings. During the year ended December 31, 2025, the Company received net proceeds of approximately $0.2 million from sales of equity securities pursuant to our Sales Agreement (as defined below) with H.C. Wainwright & Co., LLC (“Wainwright”) and $7.5 million which was advanced by Avenue Opportunities Fund II, L.P. (“Avenue”) pursuant to the Loan and Security Agreement (as defined below). As of December 31, 2025, the Company’s cash, cash equivalents and marketable securities totaled $11.6 million (“Cash Position”).

On July 24, 2025, our Form S-3 registration statement (File No. 333-284477), or the 2025 Shelf Registration Statement, was declared effective by the SEC. The 2025 Shelf Registration Statement relates to the potential offering and issuance from time to time of common stock, preferred stock, warrants, rights, debt securities and units, up to an aggregate amount of $100.0 million. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security in any future offering under the 2025 Shelf Registration Statement will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2025 Shelf Registration Statement. As of the date of this Annual Report, we have $100.0 million remaining for potential issuance under the 2025 Shelf Registration Statement (including $19.8 million under the Sales Agreement (as defined below)). As of the date of this Annual Report on Form 10-K, the aggregate market value of our securities held by non-affiliates may be below $75 million, and until such time as the aggregate market value of our securities held by non-affiliates equals or exceeds $75 million, the aggregate maximum offering price of all securities issued by us in any given 12-calendar month period pursuant the 2025 Shelf Registration Statement may not exceed one-third of the aggregate market value of our securities held by non-affiliates, and thus may be limited. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.

On November 29, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with Wainwright, whereby the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20 million by any method deemed to be an “at-the-market” offering (“ATM”) as defined in Rule 415 of the Securities Act, or any other method specified in the Sales Agreement. During the year ended December 31, 2025, the Company sold 14,265 shares of its common stock at a weighted average price of $15.20 per share, net of issuance costs for $0.2 million in net proceeds, pursuant to the Sales Agreement.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

During 2026, we intend to continue to make targeted investments in sales and marketing to continue driving commercial activities. We have historically funded our operations from the sale of our common stock, and most recently the convertible term debt financing with Avenue, and may continue to do so through utilization of the at-the-market facility pursuant to the Sales Agreement, or other equity or debt transactions.

Notwithstanding the expected cash flow from operations and expected access to capital from existing and/or future debt and equity sources, the Company’s currently forecasted cash is less than the requirements to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying consolidated financial statements are issued. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There remain significant risks and uncertainties regarding the Company’s business, financial condition and results of operations. Due to these risks and uncertainties, there can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. The accompanying consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue in the United States from the VA channel pursuant to its qualifying contract under the Federal Supply Schedule, or FSS, and open market sales to individual VA facilities. For the years ended December 31, 2025 and 2024, the VA accounted for 71.2% and 70.6 of net sales, respectively.

Lovell Government Services, or Lovell, accounted for more than 10% of our VA net sales for the year ended December 31, 2025, and for more than 10% of our accounts receivable as of December 31, 2025. During the year ended December 31, 2025, no single facility accounted for more than 10% of the total VA net sales. For the year ended December 31, 2024, Lovell and Las Vegas VAMC each accounted for more than 10% of our VA net sales. During the years ended December 31, 2024, sales associated with one facility accounted for more than 10% of the total VA net sales.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Note 4. Revenue

The following tables represent product net sales disaggregated by Channel and Geographic Market (in thousands):

	Full year ended December 31,
Channel:	2025	2024
United States - Rx	$24,073	$19,307
TAC-STIM	422	1,197
Outside the United States	1,892	1,785
In-License / Other	96	82
General Wellness	5,549	2,811
Total Net Sales	$32,032	$25,182

	Years ended December 31,
Geographic:	2025	2024
Product revenue
United States	$30,075	$23,332
United Kingdom	1,695	1,666
Other	197	119
License revenue
Japan	65	65
Total Net Sales	$32,032	$25,182

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Note 5. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of December 31, 2025 and December 31, 2024.

As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$7,035	$—	$—	$7,035

Marketable Securities:
U.S. Treasury Bills	4,576	—	—	4,576
Total marketable securities	4,576	—	—	4,576

Total cash, cash equivalents and marketable securities	$11,611	$—	$—	$11,611

As of December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$3,700	$—	$—	$3,700

Marketable Securities:
U.S. Treasury Bills	8,519	—	—	8,519
Total marketable securities	8,519	—	—	8,519

Total cash, cash equivalents and marketable securities	$12,219	$—	$—	$12,219

Note 6. Fair Value Measurements

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$7,035	$7,035	$—	$—
Marketable Securities:
U.S. treasury bills	4,576	4,576	—	—
Total cash, cash equivalents and marketable securities	$11,611	$11,611	$—	$—

		Fair Value Hierarchy
December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,700	$3,700	$—	$—
Marketable Securities:
U.S. treasury bills	8,519	8,519	—	—
Total cash, cash equivalents and marketable securities	$12,219	$12,219	$—	$—

As of December 31, 2025 and 2024, the Company’s marketable securities in the amount of $4.6 million and $8.5 million, respectively, were carried at fair value in accordance with Level 1 as described above. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the December 31, 2025 and year ended December 31, 2024. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.

Note 7. Inventory

As of December 31, 2025 and 2024, inventories consisted of the following:

	December 31,
(in thousands)	2025	2024
Raw materials	$1,278	$923
Work in process	62	193
Finished goods	291	560
Total inventory	$1,631	$1,676

The reserve for obsolete inventory was $0.3 million and $0.6 million as of December 31, 2025 and 2024, respectively. The Company records charges for obsolete inventory in cost of goods sold. Inventory classified under the category “Work in process” consists of prefabricated assembled product.

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

In the fourth quarter of 2025, the Company discovered an error in the lease payments used in the initial calculations in conjunction with the lease modification. The error was not considered material and was corrected in the fourth quarter. This correction resulted in a decrease in operating lease right-of-assets of $1.0 million, decrease in operating lease liabilities, current of $0.1 million, decrease in operating lease liabilities, noncurrent of $1.3 million and decrease in rent expense of $0.4 million.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

For the years ended December 31, 2025 and 2024, the Company recognized lease expense of $205,000 and $535,000, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

Supplemental Balance Sheet Information for Operating Leases:

	December 31,
(in thousands)	2025	2024
Operating leases:
Operating lease right of use assets	$2,565	$3,739
Operating lease liabilities:
Current portion of operating lease liabilities	375	361
Noncurrent operating lease liabilities	2,421	3,775
Total operating lease liabilities	$2,796	$4,136

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$369	$234
Weighted average remaining lease term (in years)	13.4	14.5
Weighted average discount rate	13.5%	13.5%

Future minimum lease payments under non-cancellable operating leases as of December 31, 2025:

Financial year (in thousands)
2026	$383
2027	397
2028	412
2029	417
2030	423
2031 and thereafter	4,479
Total future minimum lease payments	6,511
Less: Amounts representing interest	(3,715)
Total	$2,796

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses as of December 31, 2025 and 2024 consisted of the following:

	December 31,
(in thousands)	2025	2024
Accrued professional fees	$1,059	$598
Accrued bonuses and incentive compensation	2,583	2,886
Accrued litigation legal fees expense	1,155	1,163
Accrued insurance expense	181	205
Accrued research and development expenses	655	655
Accrued vacation and other employee related expenses	1,000	781
Accrued tax expenses	524	382
Accrued purchases of inventory	86	11
Deferred revenue	50	78
Accrued acquisition related expenses	604	—
Other	364	205
	$8,261	$6,964

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Finance and Security Agreements

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

On July 2, 2024, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the “2024 Agreement”). The 2024 Agreement provides for a single borrowing of approximately $493,000 with a ten-month term and an annual interest rate of 8.75%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company’s insurance policies. The amounts payable are secured by the Company’s rights under such policies. Beginning July 2024, the Company began paying monthly installments of approximately $51,000. As of December 31, 2025 and 2024, the remaining balance under the respective agreements was approximately $181,000 and $205,000.

During the years ended December 31, 2025 and 2024, the Company recognized $14,900 and $18,400 in aggregate interest expense, respectively, related to the Company’s finance and security agreements.

Note 10. Long-Term Debt

As of December 31, 2025, long-term debt consists of notes payable and convertible notes payable as follows:

	Non- Convertible	Convertible
(in thousands)	Notes Payable	Notes Payable	Total
Principal Borrowed	$5,000	$2,500	$7,500
Final Payment (3.50%)	175	87	262
Total Principal	$5,175	$2,587	$7,762

Aggregate Debt Discount	$(769)	$(521)	$(1,290)
Debt Discount Amortization	80	55	135
Unamortized Debt Discount	$(689)	$(466)	$(1,155)

Total Principal	$5,175	$2,587	$7,762
Unamortized Debt Discount	(689)	(466)	(1,155)
Balance Sheet - Net	$4,486	$2,121	$6,607

The non-convertible notes payable and convertible notes payable balances as of December 31, 2025 are classified as long-term based on the interest-only period through February 28, 2027.

Avenue Loan and Security Agreement

On the LSA Closing Date, the Company and NURO entered into the Loan and Security Agreement with Avenue, as administrative agent and collateral agent, and as lender for term loans in an aggregate principal amount of up to $12 million to be delivered in two tranches (the “Term Loans”). The tranches consist of (i) a term loan advanced to the Company on the LSA Closing Date in an aggregate amount of $7.5 million (“Tranche 1”), and (ii) subject to the achievement of certain performance milestones set forth in the Loan and Security Agreement, a right of the Company to request that Avenue make additional term loan advances to the Company in an aggregate amount of $4.5 million (“Tranche 2”), which right expired on December 31, 2025. The Term Loans mature on August 1, 2029 (the “Maturity Date”).

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

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

The Company incurred borrower commitment and legal fees of $1,290,000, which are presented as debt discounts, of which $719,996 was settled in the issuance of the Company’s common stock (discussed further below). During the year ended December 31, 2025, the Company recorded interest expense of $390,625, which included amortization of debt discount of $134,383. As of December 31, 2025, the interest rate on Tranche 1 is 12.5%.

The Loan and Security Agreement is collateralized by substantially all of the Company’s assets in which Avenue is granted a senior secured lien. The Company also grants Avenue a negative pledge on the Company’s intellectual property, subject to limited exceptions, pursuant to the Loan and Security Agreement. The Loan and Security Agreement contains customary representations, warranties and covenants, including covenants limiting certain additional indebtedness, liens (including a negative pledge on intellectual property and other assets, subject to limited exceptions), guaranties, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The financial covenants include a minimum level of revenue and cash and cash equivalents.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Maturities on long-term debt include:

(in thousands)	Amount
2026	$-
2027	2,500
2028	3,000
2029	2,262
Total	$7,762

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

Pursuant to the Subscription Agreement, the Company filed with the SEC a registration statement on Form S-3 (File No. 333-290713) with the SEC to cover the resale of the Subscription Shares, and the shares of the Company’s common stock issuable upon the Conversion Right pursuant to the Loan and Security Agreement, which registration statement became effective on October 22, 2025.

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

Note 11. Shareholders’ Equity

October 2025 Private Placement Offering

On September 30, 2025, the Company entered into securities purchase agreements with certain institutional and accredited investors (the “Private Agreements”), which collectively provided for the sale by the Company of 360,737 shares (the “Private Shares”) of common stock of the Company, par value $0.001 per share. The Private Shares were issued at a price of $5.15 per share in satisfaction of an aggregate of approximately $1.9 million of legal services rendered or to be rendered to the Company by the investors. The Company did not receive cash proceeds in connection with the issuance of these shares.

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

At-the-Market Facility

On November 29, 2024, we entered into the Sales Agreement with Wainwright. Under the Sales Agreement, the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20 million during the term of the Sales Agreement through Wainwright, acting as sales agent. The Company intends to use the net proceeds from any offering pursuant to the Sales Agreement to continue to fund sales and marketing, working capital and for other general corporate purposes. During the year ended December 31, 2025 the company sold 14,265 shares of common stock for gross proceeds of approximately $217,000. This amount has been offset by financing fees of approximately $54,000.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

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

The company accounts for common stock warrants by first considering the criteria under ASC 480 for liability classification, then evaluating the indexation requirements and the scope exception in ASC 815-10, and finally assessing additional equity considerations under ASC 815-40-25 to determine if the warrants should be classified as equity. The Company determined that the warrants associated this financing qualified for equity classification.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Stock Purchase Warrants

The following table presents a summary of stock purchase warrants outstanding as of December 31, 2025:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2025	1,497	$5.31	4.2	$16,489
Stock Purchase Warrants *	—
Exercised	(1)
Expired	—
Outstanding, December 31, 2025	1,496	$5.19	3.23	$121
Exercisable, December 31, 2025	1,496	$5.19	3.23	$121

*	A total of 883,433 pre-funded warrants were excluded from this table, which reflect 725,000 pre-funded warrants issued during the year ended December 31, 2025.

Note 12. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Due to their nominal exercise price of $0.001 per share, 883,433 and 1,608,433 pre-funded warrants are considered common stock equivalents during the years ended December 31, 2025 and 2024, respectively, and are included in weighted average shares outstanding in the accompanying consolidated statement of operations as of the closing date of the Company’s July 2023 Securities Purchase Agreements. Restricted stock and unit awards, stock options, and warrants (other than the pre-funded warrants) have not been included in the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect.

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	December 31,
(in thousands)	2025	2024
Outstanding stock options	518	548
Restricted stock and unit awards	575	459
Debt conversion shares	295	-
Stock purchase warrants	1,496	1,496
	2,884	2,503

Note 13. Income Taxes

The benefit for income taxes for the years ended December 31, 2025 and 2024 consisted of foreign taxes, state minimum taxes and a benefit from the sale of state net operating losses.

Domestic and foreign components of the loss before provision for income taxes is as follows:

(in thousands)	December 31, 2025	December 31, 2024
Domestic	$(13,724)	$(11,338)
Foreign	(239)	(641)
Total	$(13,963)	$(11,979)

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

The income tax provision/(benefit) from continuing operations contains the following components:

(in thousands)	December 31, 2025	December 31, 2024
Federal	$—	$—
State	(21)	(116)
Foreign	24	23
Total current expense (benefit)	3	(93)

Total deferred	—	—
Total income tax provision (benefit)	$3	$(93)

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made. The net change in the valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $9.8 million and $3.7 million, respectively.

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates are as follows:

	Year ended December 31,
(in thousands)	2025	2024
Deferred tax assets
Net operating loss carryforwards	$46,378	$35,856
Accrued expenses	500	429
Fixed assets	42	-
Intangibles	2,889	2,634
Inventory	171	158
Inventory reserve	60	-
Allowance for credit losses	139	12
Charitable contributions	-	10
R&D credit	2,683	2,074
Lease liabilities	668	1,033
Stock compensation	1,503	3,251
Deferred tax assets	55,083	45,457
Less valuation allowance	(54,143)	(44,310)
Total deferred tax assets	890	1,147
Prepaid expenses	(277)	(207)
Other	-	(6)
Right of use asset	(613)	(934)
Total deferred tax liabilities	(890)	(1,147)
Deferred tax assets, net	$—	$—

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

A reconciliation of the income tax benefit computed at the U.S. federal statutory income tax rate of 21% and the reported income tax provision for the year ended December 31, 2025 after the adoption of ASU 2023-09 is as follows:

	Year ended December 31, 2025
(in thousands)	Amount	Rate
U.S. federal statutory rate	$(2,932)	(21.0)%
Current state and local income taxes, net of federal income tax effect (1)	21	0.2
Deferred state and local income taxes	-	-
Foreign tax effect:
Germany:
Statutory tax rate difference	(1)	(0.0)
Changes in valuation allowance	3	0.0
United Kingdom:
Statutory tax rate difference	(3)	(0.0)
Foreign eliminations	(163)	(1.2)
Tax credits:
Research and development tax credits	(364)	(2.6)
Other	480	3.4
Changes in valuation allowance	8,127	58.2
Nontaxable or nondeductible items
IRC 162(m)	138	1.0
Meals and entertainment	33	0.2
Stock based compensation	1,530	11.0
Sale of New Jersey NOL and R&D tax credits	(38)	(0.3)
Other:
Acquisition of Nuro	(6,881)	(49.3)
Other	53	0.4
Income tax provision	$3	0.0%

(1)	The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category is Texas.

A reconciliation of the income tax benefit computed at the U.S. federal statutory income tax rate of 21% and the reported income tax benefit for the year ended December 31, 2024 before the adoption of ASU 2023-09 is as follows:

Year ended December 31, 2024
Statutory rate	(21.0)%
State tax recovery, net of federal benefit	(5.8)
State tax rate change	(1.5)
Stock compensation	1.1
State tax NOL sale	(0.8)
Nondeductible expenses	0.4
Credits	(4.0)
Change in valuation allowance for deferred tax assets	30.8
Income tax benefit	(0.8)%

As of December 31, 2025 and 2024, the Company had accumulated Federal net operating losses totaling $184.5 million and $143.6 million, respectively. Also, as of December 31, 2025 and 2024, the Company had post-apportioned net operating losses totaling $90.3 million and $61.2 million, respectively. The net operating losses may be available to carry forward and offset future years’ taxable income. U.S. federal losses can be carried forward indefinitely, and state losses expire in various amounts beginning in 2026. The Company also had accumulated losses totaling $4.3 million for each of the years ended December 31, 2025 and 2024, respectively, in Germany which can be carried forward indefinitely.

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

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey’s Department of the Treasury - Division of Taxation NOL Transfer Program. During the year ended December 31, 2025 and 2024, the Company sold New Jersey NOL carry forwards, resulting in the receipt of net cash payments of $0.05 million and $0.1 million, respectively. There can be no assurance as to the continuation or magnitude of this program in the future.

As of December 31, 2025, the Company had an aggregate of Federal, New Jersey and Massachusetts research and development credits of $2.2 million. The Federal R&D credits can be carried forward 20 years and will begin to expire in 2038. The Massachusetts R&D tax credit can be carried forward indefinitely. The New Jersey R&D credits can be carried forward seven years and will begin to expire in 2031.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

The amount of cash income taxes paid by the Company were as follows:

(in thousands)	December 31, 2025
Federal	$-
State	11
Foreign	-
Cash tax payments	$11

The amount of cash income taxes paid by the Company during the year ended December 31, 2024 was approximately $6,000.

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

As of December 31, 2025, the Company does not have an accrual relating to uncertain tax positions. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Note 14. Stock Based Compensation

All common stock share and per share data reflects the reverse stock split effective February 15, 2023.

On June 21, 2018, the Company adopted the 2018 Omnibus Equity Incentive Plan (“Plan”). This plan reserved 0.4 million shares with an increase to be added annually beginning in 2019 through 2028 up to 4% of the total number of shares of common stock issued and outstanding on a fully diluted basis as of the end of the immediately preceding fiscal year, provided that the aggregate number of additional shares shall not exceed a total of 3.0 million shares, and a maximum of 2.7 million shares pursuant to the exercise of stock options. As of December 31, 2025, the number of shares reserved under the Plan was approximately 0.26 million. Subsequent to December 31, 2025, the number of shares reserved under the Plan increased by 0.5 million. The Company’s policy is to issue new shares of its common stock upon the exercise of stock options, new grants of restricted stock awards, and settlement of restricted stock units. Stock options issued under the plan have a contractual life of 10 years and are generally forfeited upon separation from the Company.

The following table presents stock compensation expense recognized by the Company for the years ended December 31, 2025 and 2024. Total unrecognized compensation cost related to equity awards as of December 31, 2025 was $2.2 million and is expected to be recognized over the next 1.7 years.

	Year ended December 31,
(in thousands)	2025	2024
Selling, general and administrative	$1,838	$1,729
Research and development	31	98
Cost of goods sold	61	43
Total expense	$1,930	$1,870

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

The following table presents a summary of stock option award activity during the year ended December 31, 2025:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2025	548	$31.39	6.7	$510
Granted	—
Exercised	(22)	4.5
Cancelled	(4)	22.97
Expired	(4)	33.60
Outstanding, December 31, 2025	518	$32.56	5.9	$1
Exercisable, December 31, 2025	475	$35.09	5.8	$1

The intrinsic value is calculated as the difference between the fair market value at December 31, 2025 and the exercise price per share of the stock option. The options granted to employees generally vest over a three-year period.

The following table provides additional information about stock options that are outstanding and exercisable at December 31, 2025:

Exercise Price	Options Outstanding (in thousands)	Options Outstanding Weighted Average Remaining Contractual Life (Years)	Options Exercisable (in thousands)
$4.05 - $4.85	179	7.6	136
$4.86 - $12.98	184	6.0	184
$12.99 - $225.00	155	3.8	155

The following table presents a summary of restricted and deferred stock unit (“Unit” or “Units”) activity during the year ended December 31, 2025:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2025	459	$6.86
Granted	290	8.49
Vested	(125)	6.56
Cancelled	(49)	6.98
Nonvested, December 31, 2025	575	$7.73

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

Valuation Information for Stock-Based Compensation

The Company did not grant any stock options during the year ended December 31, 2025. The fair value of each stock option award during the year ended December 31, 2024 was estimated on the date of grant using the Black-Scholes model. Expected volatility was based 100% on the Company’s historical common stock volatility. The risk-free interest rate was based on the average U.S. Treasury rate that most closely resembled the expected life of the related award. The expected term of the award was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the year ended December 31, 2024 are summarized in the table below.

2024
Fair value at grant date	$4.31
Expected volatility	101.9%
Risk-free interest rate	4.0%
Expected holding period, in years	4.0
Dividend yield	—

The fair value of each Stock Unit is the market close price of the Company’s common stock on the trading day immediately preceding the date of grant.

Note 15. Segment Reporting

The Company views its operations and manages its business as one operating segment: Bioelectronic Innovations. Our CODM is our Chief Executive Officer. The CODM uses loss from operations, as reported on our Consolidated Statements of Operations, including the breakdown of expenses presented below, in evaluating the performance of the Bioelectronic Innovations segment and in determining how to allocate resources to the Company as a whole. The CODM does not review assets in evaluating the results of the Bioelectronic Innovations segment, and therefore, such information is not presented below.

The following table provides the GAAP operating financial results of the Bioelectronic Innovations segment:

	Years ended December 31,
	2025	2024
Net sales*	$32,032	$25,182
Cost of goods sold	4,244	3,785
Gross profit	27,788	21,397
Operating expenses:
Research and development	2,735	2,360
Variable sales and marketing	11,607	7,845
Fixed sales and marketing	9,455	8,948
General and administrative	17,144	14,406
Total operating expenses	40,941	33,559
Loss from operations	$(13,153)	$(12,162)

*	See Note 4 Revenue for geographical and disaggregation information.

Note 16. Commitments and Contingencies

The Company may be a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations. However, should the Company fail to prevail in any legal matter, including the Pulsetto litigation referenced in “Note 17 – Legal Proceedings”, or should several legal matters be resolved against the Company in the same reporting period, such matters could have a material adverse effect on the Company’s operating results and cash flows for that particular period. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, “Contingencies.” Legal costs are expensed as incurred.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for its clinical trials, contract manufacturing organizations for the manufacture and supply of its clinical and commercial product needs and other vendors for other research and development and commercial activities, as well as services and products for operating purposes. The Company’s agreements generally provide for termination with notice. Such agreements that are cancelable contracts are not included as purchase commitments. The Company has included as purchase obligations its commitments under agreements to the extent they are quantifiable and are not cancelable. The Company has no material purchase obligations as of December 31, 2025.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

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

Note 17. Legal Proceedings

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

On July 16, 2025, the Company filed a responsive pleading, answering the complaint and asserting counterclaims, that Pulsetto’s non-invasive vagus nerve stimulation product infringes the ‘491 Patent, as well as the Company’s U.S. Patent Nos. 8,948,873, 9,339,653, 10,874,857, 8,843,210, 9,242,092, 11,623,078, and 10,441,780, as well as claims that Pulsetto’s commercial conduct has infringed and continues to infringe the Company’s Truvaga™ and gammaCore® trademarks, and committed acts of false advertising and unfair competition in violation of state and federal law. On September 5, 2025, Pulsetto requested leave to file a motion to dismiss the Company’s counterclaims for lack or jurisdiction and/or insufficient pleadings. The Company has opposed that request, which has not yet been considered by the trial judge. On September 9, 2025, the court approved a schedule for discovery, and certain proceedings, filings, submissions, motions, reports and conferences. The parties have exchanged initial requests for the production of documents relevant to the dispute and have proceeded with exchanging their respective infringement and invalidity contentions, as the case may be. The parties are still in the early stages of discovery. The parties held an in-person settlement conference with a Judge Magistrate on March 4, 2026.

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

See “Note 16 – Commitments and Contingencies” for additional information.

Note 19. Related Party Transactions

In 2023, an executive of the Company co-founded the Vagus Nerve Society, an academic society dedicated to the ongoing education and training of scientists and clinicians and the power of the vagus nerve and its application in a broad spectrum of health-related conditions. During the twelve months ended December 31, 2025 and December 31, 2024, the Company incurred aggregate expenses of $150,000 and $150,000, respectively, for unrestricted and directed educational grants to the Vagus Nerve Society.

Consulting Agreements

On October 4, 2024, the Company and a former executive entered into a consulting agreement pursuant to which the former executive will provide financial and accounting consulting services to the Company on an hourly basis for 12 months after the effective date of his retirement, which was subsequently extended to a monthly basis upon mutual agreement. The Company paid the former executive approximately $4,600 for consulting services during 2025.

On July 11, 2024, the Company and a member of its board of directors entered into a consulting agreement pursuant to which the board member is expected to begin providing consulting and advisory services to the Company’s Chief Executive Officer for a one-year term as of the completion of his service on the Board, effective as of immediately prior to the Company’s 2025 Annual Meeting of Stockholders. The director will be paid an hourly or per diem fee for such services rendered, if any, and was granted a stock option to purchase 50,000 shares of common stock of the Company at an exercise price of $6.43 per share, which shall vest and be exercisable in 12 equal monthly installments, subject to full vesting, if earlier, immediately prior to the 2025 Annual Meeting of Stockholders or a Change of Control so long as the director remains in continuous service to the Company through such date. The Company paid the former board member approximately $3,000 for consulting services during 2025.

Note 20. Subsequent Event

As of March 17, 2026, Daniel S. Goldberger notified the Company of his intention to retire as Chief Executive Officer effective April 1, 2026 (the “Separation Date”). Mr. Goldberger also resigned as a member of the Company’s Board effective March 17, 2026. Pursuant to and subject to the terms and conditions of Mr. Goldberger’s separation agreement, and in accordance with our Executive Severance Policy, he will receive a cash severance payment of $1,200,098, payable in substantially equal installments over the 12-month period commencing on the Company’s first regular payroll date following the Separation Date. Subsequent to December 31, 2025, the Company recorded a liability for the severance amount upon the execution of the separation agreement.

