Form 10-Q
period 2026-03-31
electroCore, Inc.
filed 2026-05-06
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Registrant’s Common Stock outstanding as of May 1, 2026 was 8,295,707.

PART I. FINANCIAL INFORMATION

REFERENCES TO ELECTROCORE

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “ECOR,” “electroCore,” “the Company,” “we,” “us,” “our” and similar references refer to electroCore, Inc., a Delaware corporation and its wholly owned subsidiaries, including NeuroMetrix, Inc., a Delaware corporation (“NeuroMetrix” or “NURO”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “designed,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to risks and uncertainties included in our Form 10-Qs, our annual report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) or in materials incorporated by reference therein, including the information in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in such filings. Furthermore, any such forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31,	December 31
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$4,852	$7,035
Marketable securities	3,978	4,576
Accounts receivable, net	872	1,027
Inventories	1,978	1,631
Prepaid expenses and other current assets	846	1,397
Total current assets	12,526	15,666

Property and equipment, net	364	382
Operating lease right-of-use assets, net	2,538	2,565
Other assets, net	54	54
Total assets	$15,482	$18,667
Liabilities and Equity
Current liabilities:
Accounts payable	$2,174	$2,712
Accrued expenses and other current liabilities	9,511	8,261
Current portion of debt	250	—
Current portion of operating lease liabilities	378	375
Total current liabilities	12,313	11,348
Noncurrent liabilities:
Operating lease liabilities, noncurrent	2,420	2,421
Long-term debt	6,437	6,607
Total liabilities	21,170	20,376
Commitments and contingencies (see Note 15)	—	—
Stockholders’ deficit:
Common Stock, par value $0.001 per share; 500,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 8,125,613 shares issued and outstanding at March 31, 2026, and 8,004,416 shares issued and outstanding at December 31, 2025	8	8
Additional paid-in capital	190,695	189,240
Accumulated deficit	(196,327)	(191,056)
Accumulated other comprehensive (loss) income	(64)	99
Total stockholders’ deficit	(5,688)	(1,709)
Total liabilities and stockholders’ deficit	$15,482	$18,667

See accompanying notes to the condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2026	2025
Net sales	$9,584	$6,719
Cost of goods sold	1,220	1,013
Gross profit	8,364	5,706
Operating expenses:
Research and development	740	642
Selling, general and administrative	12,940	8,886
Total operating expenses	13,680	9,528
Loss from operations	(5,316)	(3,822)
Other (income) expense:
Interest and other income	(52)	(83)
Interest expense	318	5
Other expense	10	159
Total other expense	276	81
Loss before income taxes	(5,592)	(3,903)
Benefit from income taxes	321	48
Net loss	$(5,271)	$(3,855)
Net loss per share of common stock - Basic and Diluted	$(0.59)	$(0.47)
Weighted average common shares outstanding - Basic and Diluted (see Note 11)	8,953	8,289

See accompanying notes to the condensed consolidated financial statements.

4

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three months ended March 31,
	2026	2025
Net loss	$(5,271)	$(3,855)
Other comprehensive income:
Foreign currency translation adjustment	(163)	(44)
Other comprehensive loss	(163)	(44)
Comprehensive loss	$(5,434)	$(3,899)

See accompanying notes to condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Deficit)

(unaudited)

(in thousands)

	Stockholders’ Equity
			Additional		Accumulated other	Total stockholders’
	Common Stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	deficit	income (loss)	(deficit)
Balances as of January 1, 2025	6,651	$7	$184,513	$(177,090)	$114	$7,544
Net loss	—	—	—	(3,855)	—	(3,855)
Other comprehensive loss	—	—	—	—	(44)	(44)
Sale of common stock	14	—	217	—	—	217
Equity issuance costs	—	—	(38)	—	—	(38)
Proceeds from the exercise of warrants	755	—	1	—	—	1
Share based compensation	—	—	540	—	—	540
Balances as of March 31, 2025	7,420	7	185,233	(180,945)	70	4,365

Balance as of January 1, 2026	8,004	8	189,240	(191,056)	99	(1,709)
Net loss	—	—	—	(5,271)	—	(5,271)
Other comprehensive loss	—	—	—	—	(163)	(163)
Options exercised	2	—	7	—	—	7
Proceeds from the exercise of warrants	42	—	223	—	—	223
Shares issued for accrued bonus	23	—	189	—	—	189
Issuance of common stock in connection with employee stock plans, net of forfeitures	55	—	—	—	—	—
Share based compensation	—	—	1,036	—	—	1,036
Balances as of March 31, 2026	8,126	$8	$190,695	$(196,327)	$(64)	$(5,688)

See accompanying notes to the condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

(unaudited)
(in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,271)	$(3,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,036	540
Depreciation and amortization	21	155
Amortization of right of use assets	26	39
Amortization of debt discount	81	—
Amortization of lease liability	—	209
Inventory reserve charge	33	(88)
Changes in operating assets and liabilities:
Accounts receivable	147	(73)
Inventories	(382)	44
Prepaid expenses and other assets	549	210
Accounts payable	(650)	(61)
Accrued expense and other current liabilities	1,400	(1,316)
Operating lease liabilities	2	(159)
Net cash used in operating activities	(3,008)	(4,355)
Cash flows from investing activities:
Purchase of property and equipment	(2)	(37)
Sale of marketable securities	599	4,537
Net cash provided by investing activities	597	4,500
Cash flows from financing activities:
Proceeds from exercise of warrants	223	1
Proceeds from exercise of options	7	—
Sale of common stock	—	217
Equity issuance costs	—	(38)
Net cash provided by financing activities	230	180
Effect of changes in exchange rates on cash and cash equivalents	(2)	2
Net decrease in cash and cash equivalents	(2,183)	327
Cash and cash equivalents – beginning of year	7,035	3,700
Cash and cash equivalents – end of period	$4,852	$4,027

Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$321	$48
Interest paid	238	5
Supplemental schedule of noncash activity:
Bonuses settled through the issuance of common stock	189	—

See accompanying notes to condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1. The Company

electroCore, Inc. and its subsidiaries (“electroCore” or the “Company”) is a bioelectronic technology company whose mission is to improve health and quality of life through innovative non-invasive, bioelectronic technologies.

electroCore, headquartered in Rockaway, NJ, has three wholly owned subsidiaries: electroCore U.K. Ltd, electroCore Germany GmbH and NeuroMetrix, Inc. (“NURO”). The Company acquired NURO on May 1, 2025. The Company has paused operations in Germany, with sales into the country and the rest of Europe being managed by electroCore U.K. Ltd.

Note 2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2026. The results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

(d) Cash and Cash Equivalents

Cash and cash equivalents of $4.9 million include all highly liquid investments with an original maturity of three months or less when purchased.

As of March 31, 2026, cash equivalents represented funds held in an interest-bearing demand deposit account, U.S. treasury bills, and a money market account.

(e) Marketable Securities

Marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other than temporary. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in interest and other income net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in Interest and other income. As of March 31, 2026, marketable securities amounted to $4.0 million and consist of U.S. treasury bills. Unrealized gains or losses during 2026 and 2025 were not material.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(f) Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The amendments in this pronouncement will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods and should be applied prospectively, with early adoption permitted. The Company adopted this standard effective January 1, 2026 and have elected the practical expedient. This adoption did not materially affect the Company’s condensed consolidated financial statements and disclosures.

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

Note 3. Liquidity, Credit Risks and Going Concern

The Company has experienced significant net losses, and it expects to continue to incur net losses for the near future as it works to increase market acceptance of its prescription (Rx) devices and general wellness and human performance products. The Company has never been profitable and has incurred net losses and negative cash used in operations each year since its inception. The Company incurred net losses of $5.3 million and $3.9 million and used cash in its operations of $3.0 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively.

The Company has historically funded its operations with the proceeds of equity and debt financings. During the three months ended March 31, 2026, the Company received net proceeds of approximately $0.2 million from the exercise of 42,055 warrants at a weighted average exercise price of $5.30. Subsequent to March 31, 2026, the Company received proceeds of an additional $44,000 through the exercise of warrants. As of March 31, 2026, the Company’s cash, cash equivalents and marketable securities totalled $8.8 million (“Cash Position”).

On July 24, 2025, our Form S-3 registration statement (File No. 333-284477), or the 2025 Shelf Registration Statement, was declared effective by the SEC. The 2025 Shelf Registration Statement relates to the potential offering and issuance from time to time of common stock, preferred stock, warrants, rights, debt securities and units, up to an aggregate amount of $100.0 million. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security in any future offering under the 2025 Shelf Registration Statement will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2025 Shelf Registration Statement. As of May 1, 2026, we have $99.0 million remaining for potential issuance under the 2025 Shelf Registration Statement (including $18.8 million under the Sales Agreement (as defined below)). As of the date of this Quarterly Report, the aggregate market value of our securities held by non-affiliates is below $75.0 million, and until such time as the aggregate market value of our securities held by non-affiliates equals or exceeds $75.0 million, the aggregate maximum offering price of all securities deemed to be issued by us in any given 12-calendar month period pursuant the 2025 Shelf Registration Statement may not exceed one-third of the aggregate market value of our securities held by non-affiliates, and thus may be limited. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

On November 29, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), whereby the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20.0 million by any method deemed to be an “at-the-market” offering (“ATM”) as defined in Rule 415 of the Securities Act, or any other method specified in the Sales Agreement. No sales were made pursuant to the Sales Agreement during the three months ended March 31, 2026. Subsequent to that date, the Company sold 150,357 shares of its common stock at a weighted average price of $6.62 per share, net of issuance costs, for approximately $0.96 million in net proceeds, pursuant to the Sales Agreement.

On August 4, 2025 (the “LSA Closing Date”), we, and our wholly owned subsidiary, NURO, each as borrowers, entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Avenue Opportunities Fund II, L.P. (“Avenue”). The Loan and Security Agreement provided for term loans in an aggregate principal amount of up to $12.0 million, of which $7.5 million was advanced on the LSA Closing Date and the remaining availability expired on December 31, 2025. See “Note 9 – Long-Term Debt” for further information regarding the Loan and Security Agreement, and related transactions.

During the remainder of 2026, we intend to continue to make targeted investments in sales and marketing to continue driving commercial activities. We have historically funded our operations from the sale of our common stock and debt financing, and may continue to do so through utilization of the at-the-market facility pursuant to the Sales Agreement, or other equity or debt transactions.

Notwithstanding the expected cash flow from operations and expected access to capital from existing and/or future debt and equity sources, the Company’s currently forecasted cash is less than the requirements to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying condensed consolidated financial statements are issued. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There remain significant risks and uncertainties regarding the Company’s business, financial condition and results of operations. Due to these risks and uncertainties, there can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. The accompanying condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Concentration of Revenue Risks

The Company earns a significant amount of its revenue in the United States from the United States Department of Veterans Affairs, or VA, channel pursuant to its qualifying contract under the Federal Supply Schedule, or FSS, and open market sales to individual VA facilities. For the three months ended March 31, 2026 and 2025, the VA accounted for 74.8% and 70.3% of net sales, respectively.

For the three months ended March 31, 2026 and 2025, sales through our non-exclusive distribution agreement with Lovell Government Services, or Lovell, accounted for more than 10% of our VA net sales. As of March 31, 2026 and December 31, 2025, Lovell accounted for more than 10% of our accounts receivable. During the three months ended March 31, 2026 and 2025, sales associated with no single facility accounted for more than 10% of the total VA net sales. Lovell is a Service-Disabled Veteran-Owned Small Business (SDVOSB) offering medical and pharmaceutical goods and services to federal healthcare providers. During the three months ended March 31, 2026 and 2025, one facility accounted for more than 10% of net sales from the United Kingdom National Health Service (“NHS”).

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

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 4. Revenue

The following tables represent product net sales disaggregated by Channel and Geographic Market (in thousands):

	Three months ended March 31,
Channel:	2026	2025
United States – Rx	$7,421	$5,005
General Wellness	1,588	1,106
Outside the United States	502	498
TAC-STIM	42	90
In-License / Other	31	20
Total Net Sales	$9,584	$6,719

	Three months ended March 31,
Geographic:	2026	2025
Product revenue
United States	$9,065	$6,206
United Kingdom	466	451
Other	36	47
License revenue
Japan	17	15
Total Net Sales	$9,584	$6,719

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

As of March 31, 2026 and December 31, 2025, the Company’s marketable securities in the amount of $4.0 million and $4.6 million, respectively, were carried at fair value in accordance with Level 1 as described above. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2026 and the year ended December 31, 2025. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6. Inventory

As of March 31, 2026 and December 31, 2025, inventories consisted of the following:

(in thousands)	March 31,	December 31,
	2026	2025
Raw materials	$1,375	$1,278
Work in process	36	62
Finished goods	567	291
Total inventory	$1,978	$1,631

The reserve for obsolete inventory was $0.2 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively. The Company records charges for obsolete inventory in cost of goods sold. Inventory classified under the category “Work in process” consists of prefabricated assembled product.

Note 7. Leases

The Company leases its headquarters location in Rockaway, New Jersey. For the three months ended March 31, 2026 and 2025, the Company recognized lease expense of $120,000 and $178,000, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

Supplemental Balance Sheet Information for Operating Leases:

(in thousands)	March 31,	December 31,
	2026	2025
Operating leases:
Operating lease right of use assets	$2,538	$2,565
Operating lease liabilities:
Current portion of operating lease liabilities	378	375
Noncurrent operating lease liabilities	2,420	2,421
Total operating lease liabilities	$2,798	$2,796

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$93	$369
Weighted average remaining lease term (in years)	13.1	13.4
Weighted average discount rate	13.5%	13.5%

Future minimum lease payments under non-cancellable operating leases as of March 31, 2026:

Financial year (in thousands)
Remainder of 2026	$289
2027	397
2028	412
2029	417
2030	423
2031 and thereafter	4,479
Total future minimum lease payments	6,417
Less: Amounts representing interest	(3,619)
Total	$2,798

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accrued professional fees	$1,252	$1,059
Accrued bonuses and incentive compensation	2,345	2,583
Accrued litigation legal fees expense	1,155	1,155
Accrued insurance expense	45	181
Accrued research and development expenses	655	655
Accrued vacation and other employee related expenses	2,355	1,000
Accrued tax expenses	527	524
Accrued purchases of inventory	327	86
Deferred revenue	62	50
Accrued acquisition related expenses	572	604
Other	216	364
	$9,511	$8,261

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

During the three months ended March 31, 2026 and 2025, the Company recognized $4,000 and $5,000 in aggregate interest expense, respectively, related to the 2025 Finance Agreement.

Note 9. Long-Term Debt

As of March 31, 2026, long-term debt consists of notes payable and convertible notes payable as follows:

	Non-Convertible	Convertible
(in thousands)	Notes Payable	Notes Payable	Total
Principal Borrowed	$5,000	$2,500	$7,500
Final Payment (3.50%)	175	87	262
Total Principal	5,175	2,587	7,762

Aggregate Debt Discount	(769)	(521)	(1,290)
Debt Discount Amortization	128	87	215
Unamortized Debt Discount	(641)	(434)	(1,075)

Total Principal	5,175	2,587	7,762
Unamortized Debt Discount	(641)	(434)	(1,075)
Long-Term Debt	4,534	2,153	6,687
Less: Current Portion of Debt	(250)	—	(250)
Long-Term Debt	$4,284	$2,153	$6,437

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

The principal balance of the Term Loans bears interest at a variable rate per annum equal to the greater of (i) the sum of 5.0% and the prime rate as reported in The Wall Street Journal, provided that, in the event such prime rate of interest is less than zero, such rate shall be deemed to be zero, and (ii) twelve and one-half percent (12.50%) (the “Interest Rate”). Interest only shall be payable at the Interest Rate during the period following the LSA Closing Date and continuing until the first day of the first full calendar month following the 18 month anniversary of the LSA Closing Date, provided, however, that such period shall be extended for six months if as of the 18 month anniversary of the LSA Closing Date, the Company has achieved certain milestones, as provided in the Supplement to the Loan and Security Agreement dated August 4, 2025, by and among the Company, NURO and Avenue (the “Supplement”); provided, further, however, that such interest only period shall not exceed 24 months. Thereafter, principal and interest of the Term Loans shall be fully amortized and paid, in equal, monthly principal installments, plus interest at the Interest Rate for such month, through the Maturity Date, subject to the terms and conditions of the Supplement. The Company will pay final payment at a fee of 3.5% of the Loan Amount, due upon the earlier of the Maturity Date or prepayment in full of the Term Loans, which is currently $262,500 based on the borrowing under Tranche 1.

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

The Company incurred borrower commitment and legal fees of $1,290,000, which are presented as debt discounts, of which $719,996 was settled in the issuance of the Company’s common stock (discussed further below). During the three months ended March 31, 2026, the Company recorded interest expense of $318,000, which included amortization of debt discount of $81,000. As of March 31, 2026, the interest rate on Tranche 1 is 12.5%.

The Loan and Security Agreement is collateralized by substantially all of the Company’s assets in which Avenue is granted a senior secured lien. The Company also grants Avenue a negative pledge on the Company’s intellectual property, subject to limited exceptions, pursuant to the Loan and Security Agreement. The Loan and Security Agreement contains customary representations, warranties and covenants, including covenants limiting certain additional indebtedness, liens (including a negative pledge on intellectual property and other assets, subject to limited exceptions), guaranties, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The financial covenants include a minimum level of revenue and cash and cash equivalents. We were in compliance with these financial covenants as of March 31, 2026.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Pursuant to the Subscription Agreement, the Company filed with the SEC a registration statement on Form S-3 (File No. 333-290713) to cover the resale of the Subscription Shares, and the shares of the Company’s common stock issuable upon the Conversion Right pursuant to the Loan and Security Agreement, which registration statement became effective on October 22, 2025.

The foregoing summary of the Loan and Security Agreement, the Supplement and the Subscription Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of Loan and Security Agreement and the Supplement, which are filed as Exhibits 10.1, 10.2 and 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, and are incorporated by reference herein.

Maturities on long-term debt include:

(in thousands)	Amount
Remainder of 2026	$-
2027	2,500
2028	3,000
2029	2,262
Total	$7,762

Note 10. Shareholders’ Equity

At-the-Market Facility

On November 29, 2024, we entered into the Sales Agreement with Wainwright. Under the Sales Agreement, the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20 million during the term of the Sales Agreement through Wainwright, acting as sales agent. The Company intends to use the net proceeds from any offering pursuant to the Sales Agreement to continue to fund sales and marketing, working capital and for other general corporate purposes. No sales were made pursuant to the Sales Agreement during the three months ended March 31, 2026. Subsequent to that date, the Company sold 150,357 shares of its common stock at a weighted average price of $6.62 per share, net of issuance costs, for $962,000 in net proceeds, pursuant to the Sales Agreement.

Including purchases in 2025, the Company has sold 164,622 shares of common stock for $1,172,000 in proceeds, net of issuance costs, pursuant to the Sales Agreement.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Stock Purchase Warrants

The following table presents a summary of stock purchase warrants outstanding as of March 31, 2026:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2026	1,496	$5.19	3.23	$121
Stock Purchase Warrants *	—
Exercised	(42)	5.30
Expired	—
Outstanding, March 31, 2026	1,454	$5.19	2.98	$1,465
Exercisable, March 31, 2026	1,454	$5.19	2.98	$1,465

*	A total of 883,433 pre-funded warrants were excluded from this table.

Subsequent to March 31, 2026, the Company received net proceeds of $44,000 from the exercise of 11,331 warrants.

Note 11. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Due to their nominal exercise price of $0.001 per share, 883,433 pre-funded warrants are considered common stock equivalents during the three months ended March 31, 2026 and 2025, respectively, and are included in weighted average shares outstanding in the accompanying condensed consolidated statement of operations as of the closing date of the Company’s July 2023 Securities Purchase Agreements. Restricted stock and unit awards, stock options, and warrants (other than the pre-funded warrants) have not been included in the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect.

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Three months ended March 31,
(in thousands)	2026	2025
Outstanding stock options	516	548
Restricted stock and unit awards	682	512
Debt conversion shares	295	-
Stock purchase warrants	1,454	1,497
	2,947	2,557

Note 12. Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey’s Department of the Treasury - Division of Taxation NOL Transfer Program. During the three months ended March 31, 2026 and 2025, the Company sold New Jersey NOL carry forwards, resulting in the receipt of net cash payments of $321,000 and $48,000, respectively. There can be no assurance as to the continuation or magnitude of this program in the future.

Note 13. Stock Based Compensation

The Company grants stock based compensation to certain employees and board of directors under the Company’s 2018 Omnibus Equity Incentive Plan (“Plan”). As of March 31, 2026, approximately 553,000 shares of common stock were reserved for issuance as awards under the Plan. The Company’s policy is to issue new shares of its common stock upon the exercise of stock options, new grants of restricted stock awards, and settlement of restricted stock units. Stock options issued under the plan have a contractual life of 10 years and are generally forfeited upon separation from the Company.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following table presents stock compensation expense recognized by the Company for the three months ended March 31, 2026 and 2025. Total unrecognized compensation cost related to equity awards as of March 31, 2026 was $2.2 million and is expected to be recognized over the next 2.1 years.

	Three months ended March 31,
(in thousands)	2026	2025
Selling, general and administrative	$985	$500
Research and development	8	24
Cost of goods sold	43	16
Total expense	$1,036	$540

The following table presents a summary of stock option award activity during the three months ended March 31, 2026:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2026	518	$32.56	5.9	$1
Granted	—
Exercised	(2)	4.5
Cancelled	—
Expired	—
Outstanding, March 31, 2026	516	$32.65	5.7	$281
Exercisable, March 31, 2026	475	$35.12	5.5	$218

The intrinsic value is calculated as the difference between the fair market value at March 31, 2026 and the exercise price per share of the stock option. The options granted to employees generally vest over a three-year period.

The following table provides additional information about stock options that are outstanding and exercisable at March 31, 2026:

Exercise Price	Options Outstanding (in thousands)	Options Outstanding Weighted Average Remaining Contractual Life (Years)	Options Exercisable (in thousands)
$4.05 - $4.85	177	7.33	136
$4.86 - $12.98	184	5.80	184
$12.99 - $225.00	155	3.59	155

The following table presents a summary of restricted and deferred stock unit (“Unit” or “Units”) activity during the three months ended March 31, 2026:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2026	575	$7.73
Granted	161	8.05
Vested	(54)	8.97
Cancelled	—	—
Nonvested, March 31, 2026	682	$7.71

In general, Units granted to employees vest over two to four-year periods.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Valuation Information for Stock-Based Compensation

The Company did not grant any stock options during the three months ended March 31, 2026 or the year ended December 31, 2025.

Modification

As of March 17, 2026, Daniel S. Goldberger, the Company’s former Chief Executive Officer, notified the Company of his intention to retire as Chief Executive Officer effective April 1, 2026 (the “Separation Date”). Mr. Goldberger also resigned as a member of the Company’s Board effective March 17, 2026. Pursuant to and subject to the terms and conditions of Mr. Goldberger’s separation agreement effective as of March 17, 2026 (the “Goldberger Separation Agreement”), 62,937 of Mr. Goldberger’s outstanding restricted stock units were modified to either vest on April 1, 2026 or vest during a twelve-month consulting period following April 1, 2026, which would otherwise have been forfeited. The service period required for vesting during the consulting period is considered substantially less than the service period prior to retirement. As a result, the Company recorded incremental stock compensation expense of $0.5 million due to the acceleration in vesting.

Note 14. Segment Reporting

The Company views its operations and manages its business as one operating segment: Bioelectronic Innovations. Our CODM is our Interim President and Chief Financial Officer. The CODM uses loss from operations, as reported on our Consolidated Statements of Operations, including the breakdown of expenses presented below, in evaluating the performance of the Bioelectronic Innovations segment and in determining how to allocate resources to the Company as a whole. The CODM does not review assets in evaluating the results of the Bioelectronic Innovations segment, and therefore, such information is not presented below.

The following table provides the GAAP operating financial results of the Bioelectronic Innovations segment:

	Three months ended March 31,
	2026	2025
Net sales*	$9,584	$6,719
Cost of goods sold	1,220	1,013
Gross profit	8,364	5,706
Operating expenses:
Research and development	740	642
Variable sales and marketing	3,771	2,148
Fixed sales and marketing	2,576	2,404
General and administrative	6,593	4,334
Total operating expenses	13,680	9,528
Loss from operations	$(5,316)	$(3,822)

*	See Note 4 Revenue for geographical and disaggregation information.

Note 15. Commitments and Contingencies

The Company may be a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations. However, should the Company fail to prevail in any legal matter, including the Pulsetto litigation referenced below, or should several legal matters be resolved against the Company in the same reporting period, such matters could have a material adverse effect on the Company’s operating results and cash flows for that particular period. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, “Contingencies.” Legal costs are expensed as incurred.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

On July 16, 2025, the Company filed a responsive pleading, answering the complaint and asserting counterclaims, that Pulsetto’s non-invasive vagus nerve stimulation product infringes the ‘491 Patent, as well as the Company’s U.S. Patent Nos. 8,948,873, 9,339,653, 10,874,857, 8,843,210, 9,242,092, 11,623,078, and 10,441,780, as well as claims that Pulsetto’s commercial conduct has infringed and continues to infringe the Company’s Truvaga® and gammaCore® trademarks, and committed acts of false advertising and unfair competition in violation of state and federal law. On September 5, 2025, Pulsetto requested leave to file a motion to dismiss the Company’s counterclaims for lack or jurisdiction and/or insufficient pleadings. The Company has opposed that request, which has not yet been considered by the trial judge. On September 9, 2025, the court approved a schedule for discovery, and certain proceedings, filings, submissions, motions, reports and conferences. The parties have exchanged initial requests for the production of documents relevant to the dispute and have proceeded with exchanging their respective infringement and invalidity contentions, as the case may be. Pulsetto has also moved to compel the Company to provide certain discovery information related to potential infringement damages, and the Company has opposed that motion, which has not yet been considered by the trial judge. The parties are still in the early stages of discovery. The parties held an in-person settlement conference with a Magistrate Judge on March 4, 2026. The parties were ordered to engage in private mediation, all proceedings in the lawsuit have been stayed until June 5, 2026, and the two pending motions before the trial judge have been dismissed without prejudice (subject to being refiled at a later time), while the parties proceed with court ordered private mediation. A mediation is scheduled for May 20, 2026.

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

Former CEO Retirement

Pursuant to and subject to the terms and conditions of the Goldberger Separation Agreement, and in accordance with our Executive Severance Policy, he will receive a cash severance payment of $1,200,018, payable in substantially equal installments over the 12-month period commencing on the Company’s first regular payroll date following the Separation Date. The Company recorded a liability for the severance amount upon the execution of the Goldberger Separation Agreement.

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for its clinical trials, contract manufacturing organizations for the manufacture and supply of its clinical and commercial product needs and other vendors for other research and development and commercial activities, as well as services and products for operating purposes. The Company’s agreements generally provide for termination with notice. Such agreements that are cancelable contracts are not included as purchase commitments. The Company has included as purchase obligations its commitments under agreements to the extent they are quantifiable and are not cancelable. The Company has no material purchase obligations as of March 31, 2026.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

CVR Agreement

In conjunction with the NURO acquisition on May 1, 2025, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with the former shareholders of NURO which, among other things, entitles the former shareholders to (1) an amount equal to $125,000 less any funds used by the Company as of July 1, 2025 out of a reserve of $250,000 for payment of potential expenses of the Company that were reserved against NURO’s net cash balance; (2) the balance of the funds remaining in the reserve as of May 1, 2027; and (3) earnout payments after the first and second anniversaries of the acquisition based on the Company’s sale of Quell products. In October 2025, the Company distributed approximately $243,000 under the CVR Agreement. As of March 31, 2026 and December 31, 2025, the Company has recorded a liability of $572,000 and $604,000, respectively, for expected payments under the CVR Agreement.

Other

On May 5, 2026, FDA personnel visited our facility in Rockaway, New Jersey, purportedly to inspect matters relating to the Company, including our wholly-owned subsidiary, NURO, through which we acquired the Quell product line in 2025. The visit was unannounced and characterized by the FDA as for cause, and while we believe our processes and procedures are robust and are in material compliance with the FDA’s requirements, we cannot predict the scope, duration, or outcome of this inspection, nor do we know what follow-up action, if any, the FDA will take, or which products may be at issue. As such there can be no assurance of the potential outcomes, some of which could adversely impact our business.

Note 16. Related Party Transactions

In 2023, an executive of the Company co-founded the Vagus Nerve Society, an academic society dedicated to the ongoing education and training of scientists and clinicians and the power of the vagus nerve and its application in a broad spectrum of health-related conditions. During the three months ended March 31, 2026 and 2025, the Company incurred aggregate expenses of $75,000 and $60,000, respectively, for unrestricted and directed educational grants to the Vagus Nerve Society.

Consulting Agreements

On October 4, 2024, the Company and a former executive entered into a consulting agreement pursuant to which the former executive will provide financial and accounting consulting services to the Company on an hourly basis for 12 months after the effective date of his retirement, which was subsequently extended to a monthly basis upon mutual agreement. During the three months ended March 31, 2026, the Company’s payments to the former executive were $1,375.

On July 11, 2024, the Company and a member of its board of directors entered into a consulting agreement pursuant to which the board member is expected to begin providing consulting and advisory services to the Company’s Chief Executive Officer for a one-year term as of the completion of his service on the Board, effective as of immediately prior to the Company’s 2025 Annual Meeting of Stockholders. The director will be paid an hourly or per diem fee for such services rendered, if any, and was granted a stock option to purchase 50,000 shares of common stock of the Company at an exercise price of $6.43 per share, which vested and became exercisable on September 3, 2025. The Company paid the former board member approximately $3,000 for consulting services for the three months ended March 31, 2026.

See “Note 13 – Stock Based Compensation” and “Note 15 – Commitments and Contingencies” for information regarding the Goldberger Separation Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those set forth under Item 1A. “Risk Factors” and under “Forward-Looking Statements” in this Quarterly Report.

Overview

electroCore is a bioelectronic technology company whose mission is to improve health and quality of life through innovative, non-invasive, bioelectronic technologies. Our two leading commercial products are gammaCore non-invasive vagus nerve stimulation, or nVNS, and Quell Fibromyalgia, or Quell. We also sell our Truvaga and TAC-STIM products, which are handheld, personal-use consumer products, developed to promote general wellness and human performance.

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

The United States Department of Veteran Affairs comprised 74.8% of our revenue during the three months ended March 31, 2026. The majority of our first quarter 2026 sales were made pursuant to our qualifying Federal Supply Schedule, or FSS, contract which has an expiry date of June 14, 2030, as well as open market sales to individual facilities within the government channels. Our prescription gammaCore and Quell Fibromyalgia devices are also made available to the government channel through our relationship with Lovell and its qualifying FSS, GSA Advantage (GSA), the VA Distribution and Pricing Agreement (DAPA), and Defense Logistics Agency’s ECAT system procurement portals through the Lovell contract vehicles (ECAT).

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

Sales to the NHS in the United Kingdom made under the U.K. MedTech Funding Mandate, or MTFM, for cluster headache (CH) comprised 3.7% of our revenue during the three months ended March 31, 2026. We plan on continuing to use this program during the remainder of 2026, and potentially in years to come.

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

We sell the TAC-STIM handset for human performance as a COtS solution to active-duty military and professional organizations. We are exploring strategies to make our TAC-STIM product available to other branches of the active-duty military, first responders, elite athletes and certain human performance professionals in the United States and abroad.

Truvaga and TAC-STIM are intended for general wellness in compliance with the FDA guidance document entitled “General Wellness: Policy for Low-Risk Devices; Guidance for Industry and FDA Staff, issued on September 27, 2019” and as updated in January 2026. Truvaga and TAC-STIM handsets are not intended to diagnose, treat, cure, or prevent any disease or medical condition.

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

As we seek to execute on our strategic plans, we are also managing an executive leadership transition following recent changes to our senior management. We believe the transition provides an opportunity to strengthen operational execution, bring additional experience and perspectives to our commercial and product strategies, and enhance organizational focus as we pursue our near- and long-term objectives. However, leadership transitions can introduce operational and strategic challenges, and new leadership may implement shifts in priorities, management style, or organizational structure. These changes could result in temporary inefficiencies, delays in decision-making, or periods of misalignment across departments as roles and processes evolve. In addition, uncertainty during a transition may affect employee morale and retention, including among key personnel, and there is a risk that institutional knowledge is lost during the leadership change, which could impact our ability to manage ongoing projects, maintain customer relationships, and achieve our strategic objectives. We intend to remain focused on continuity of execution and disciplined prioritization as we navigate this transition, while continuing to evaluate the opportunities and challenges that may affect our business, results of operations, and financial condition.

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

Our expected cash requirements for the next 12 months and beyond are based on the commercial success of our products. There are significant risks and uncertainties as to our ability to achieve these operating results. Due to these risks and uncertainties, we may need to reduce our activities significantly more than our current operating plan and cash flow projections assume in order to fund operations for the next 12 months. There can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. See also “Liquidity Outlook.”

Capital Activities

On July 24, 2025, our Form S-3 registration statement (File No. 333-284477), or the 2025 Shelf Registration Statement, was declared effective by the SEC. The 2025 Shelf Registration Statement relates to the potential offering and issuance from time to time of common stock, preferred stock, warrants, rights, debt securities and units, up to an aggregate amount of $100.0 million. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security in any future offering under the 2025 Shelf Registration Statement will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2025 Shelf Registration Statement. As of May 1, 2026, we have $99.0 million remaining for potential issuance under the 2025 Shelf Registration Statement (including $18.8 million under the Sales Agreement (as defined below)). As of the date of this Quarterly Report, the aggregate market value of our securities held by non-affiliates is below $75.0 million, and until such time as the aggregate market value of our securities held by non-affiliates equals or exceeds $75.0 million, the aggregate maximum offering price of all securities deemed to be issued by us in any given 12-calendar month period pursuant to the 2025 Shelf Registration Statement may not exceed one-third of the aggregate market value of our securities held by non-affiliates, and thus may be limited. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.

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

On November 29, 2024, we entered into the Sales Agreement with Wainwright. Under the Sales Agreement, the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate offering price of up to $20 million (the “ATM Shares”) during the term of the Sales Agreement through Wainwright, acting as sales agent. The Company has filed a prospectus supplement relating to the offer and sale of the Shares pursuant to the Sales Agreement. The ATM Shares were registered under the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-262223) (the “2022 Shelf Registration Statement”), which was initially filed with the Securities and Exchange Commission (the “SEC”) on January 18, 2022 and declared effective on January 25, 2022. As of the date hereof, the 2022 Shelf Registration Statement has expired, and any sales of ATM Shares will be made pursuant to the 2025 Shelf Registration Statement. The Company intends to use the net proceeds from any offering pursuant to the Sales Agreement to continue to fund sales and marketing, working capital and for other general corporate purposes.

No sales were made pursuant to the Sales Agreement during the three months ended March 31, 2026. Subsequent to that date, the Company sold 150,357 shares of its common stock at a weighted average price of $6.62 per share, net of issuance costs, for approximately $0.96 million in net proceeds, pursuant to the Sales Agreement. As of May 1, 2026, the Company had approximately $18.8 million of ATM Shares remaining available for issuance under the Sales Agreement. Additionally, the Company received net proceeds of $44,000 from the exercise of 11,331 warrants subsequent to March 31, 2026.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 with the changes in those items in dollars.

	Three months ended March 31,
(in thousands)	2026	2025	Change
Net sales	$9,584	$6,719	$2,865
Cost of goods sold	1,220	1,013	207
Gross profit	8,364	5,706	2,658
Gross margin	87%	85%
Operating expenses:
Research and development	740	642	98
Selling, general and administrative	12,940	8,886	4,054
Total operating expenses	13,680	9,528	4,152
Loss from operations	(5,316)	(3,822)	(1,494)
Other (income) expense:
Interest and other income	(52)	(83)	31
Interest expense	318	5	313
Other expense	10	159	(149)
Total other expense	276	81	195
Loss before income taxes	(5,592)	(3,903)	(1,689)
Benefit from income taxes	321	48	273
Net loss	$(5,271)	$(3,855)	$(1,416)

Net Sales

Net sales for the three months ended March 31, 2026 increased 43% to $9.6 million as compared to the three months ended March 31, 2025. The increase of $2.9 million is primarily due to an increase in net sales of prescription (Rx) gammaCore to the VA, sales of Quell Fibromyalgia products, which were acquired from NURO in May 2025 and are also sold to the VA, and revenue from the sales of our nonprescription general wellness Truvaga products. We expect that the majority of 2026 fiscal year revenue will continue to come from the U.S. Department of Veterans Affairs.

The following table sets forth our net sales by channel:

	Three months ended March 31,
Channel:	2026	2025
United States – Rx	$7,421	$5,005
General Wellness	1,588	1,106
Outside the United States	502	498
TAC-STIM	42	90
In-License / Other	31	20
Total Net Sales	$9,584	$6,719

Gross Profit

Gross profit increased $2.7 million to $8.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in gross profit is attributable to the increased net sales and favorable product mix.

Research and Development

Research and development expense of $0.7 million for the three months ended March 31, 2026, increased by $98,000 compared to the prior year. This increase was primarily due to increased studies and grants.

Selling, General and Administrative

Selling, general and administrative expense of $12.9 million for the three months ended March 31, 2026 increased by $4.1 million compared to the previous year. Sales and marketing increased $1.8 million from the prior year. The increase in sales and marketing was primarily driven by $1.6 million of variable expenses, which contributed to a $2.9 million increase in sales. General and administrative expense increased $2.3 million from the prior year. This increase was primarily driven by $1.2 million of severance and $0.5 million of stock compensation expense associated with the former CEO’s retirement, $0.2 million in legal fees associated with the senior management changes, and $0.3 million in legal fees associated with ongoing litigation.

Other (Income) Expense

Other (income) expense of $0.3 million for the three months ended March 31, 2026 increased $0.2 million as compared to the three months ended March 31, 2025. The increase was primarily attributable to interest associated with the convertible term debt financing with Avenue. Other expense for the three months ended March 31, 2025 of approximately $0.1 million consisted primarily of non-recurring acquisition expenses.

Benefit from Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey’s Department of the Treasury - Division of Taxation NOL Transfer Program. During the three months ended March 31, 2026 and 2025, we received net cash payments of $321,000 and $48,000 from the sale of our New Jersey state net operating losses, respectively.

Liquidity and Capital Resources

At March 31, 2026, our cash, cash equivalents, and marketable securities was $8.8 million compared to $11.6 million at December 31, 2025.

	March 31,
(in thousands)	2026	2025
Net cash (used in) provided by
Operating activities	$(3,008)	$(4,355)
Investing activities	$597	$4,500
Financing activities	$230	$180

Operating Activities

Net cash used in operating activities was $3.0 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $1.4 million in operating cash used is primarily due to the timing of payment of accrued operating expenses partially offset by an increase in our net loss.

Investing Activities

Net cash provided by investing activities was $0.6 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and March 31, 2025, cash used in investing activities was related to the proceeds from the sale of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $0.2 million which was primarily attributable to the exercise of stock warrants. During the three months ended March 31, 2025, net cash provided by financing activities was $0.2 million which was attributable to utilization of our at-the-market facility pursuant to the Sales Agreement.

Liquidity Outlook

We have experienced significant net losses, and we expect to continue to incur net losses for the near future as we work to increase market acceptance of our products. We have never been profitable and we have incurred net losses and negative cash used in operations in each year since our inception. We incurred net losses of $5.3 million and $3.9 million, and used cash in our operations of $3.0 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively.

The Company has historically funded its operations with the proceeds of equity and debt financings. During the three months ended March 31, 2026, the Company received net proceeds of approximately $0.2 million from the exercise of 42,055 warrants at a weighted average exercise price of $5.30. Subsequent to March 31, 2026, the Company received proceeds of approximately $44,000 from the exercise of warrants and approximately $0.96 million from the sale of shares under the Sales Agreement. As of March 31, 2026, the Company’s cash, cash equivalents and marketable securities totalled $8.8 million.

Principal repayments under the Loan and Security Agreement are scheduled for $2.5 million in 2027, $3.0 million in 2028 and $2.3 million in 2029 (inclusive of a final payment fee of 3.5% of the loan amount). See Note 10 – Long-Term Debt in the condensed consolidated financial statements for additional details of our current and long-term debt.

During the remainder of 2026, we intend to continue to make targeted investments in sales and marketing to continue driving commercial activities. We have historically funded our operations from the sale of our common stock and debt financing, and may continue to do so through utilization of the at-the-market facility pursuant to the Sales Agreement, or other equity or debt transactions.

Notwithstanding the expected cash flow from operations and expected access to capital from existing and/or future debt and equity sources, the Company’s currently forecasted cash is less than the requirements to fund its operating expenses and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying condensed consolidated financial statements are issued. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There remain significant risks and uncertainties regarding the Company’s business, financial condition and results of operations. Due to these risks and uncertainties, there can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. The accompanying condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

See also “Capital Activities.”

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Impact of Recently Issued Accounting Standards

In the normal course of business, we evaluate all new accounting pronouncements issued by the FASB, SEC, or other authoritative accounting bodies to determine the potential impact they may have on our Condensed Consolidated Financial Statements. See Note 2 “Basis of Presentation” of the notes to our condensed consolidated financial statements in this Quarterly Report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

If the U.S. dollar uniformly increased or decreased in strength by 15% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2026.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2026.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of March 31, 2026 was conducted under the supervision and with the participation of our management, including our Interim President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Interim President and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2026 were not effective solely due to the material weakness described below.

In our Annual Report on Form 10-K for the year ended December 31, 2025, management identified a deficiency in its internal control over financial reporting related to the accuracy of its lease accounting. The Company previously recorded a lease modification in conjunction with the lease expansion of its Rockaway location in the second quarter of 2024. During the fourth quarter of 2025, the Company discovered an error in the lease payments used in the initial calculations in conjunction with the lease modification. While the error did not result in a material misstatement or a restatement of the Company’s consolidated financial statements, management concluded that there is a reasonable possibility that a material misstatement could have occurred without being prevented or detected on a timely basis, and therefore, the control deficiency was deemed to be a material weakness.

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

Changes in Internal Control over Financial Reporting

Except for the changes described above, there was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information set forth in “Note 15. Commitments and Contingencies” of the condensed consolidated financial statements included in this Quarterly Report is incorporated here by reference to this Part II Item 1. For additional information regarding the risks associated with the regulation of our FDA-cleared medical devices, please refer to “Risks Related to Regulation of our Industry” in Item 1A of our Annual Report.

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

We recently began selling Truvaga in the United Kingdom and consumers may be slow to adopt the product or its pricing which could adversely impact our business and financial results.

In January 2026, we began selling Truvaga 350 direct-to-consumer in the United Kingdom via a direct-to-consumer model. Early adoption rates in the United Kingdom and consumers’ willingness to pay our intended price points are uncertain. Although we intend to expand our direct-to-consumer sales of Truvaga outside the United States in 2026 and beyond, our ability to expand successfully will depend on the pace of consumer adoption at our anticipated price points in each market. We believe that brand awareness considerations are particularly significant in light of the highly competitive nature of the burgeoning markets for general wellness products and consumers’ acceptance of our pricing and perceived value relative to competing products. Promoting and positioning our Truvaga brand outside the United States will depend largely on the success of our marketing efforts, direct-to-consumer initiatives, and our ability to provide consumers with a reliable product.

This will require investment and expansion of our sales and marketing capabilities, including potential investment in market-specific advertising, localized digital marketing, and consumer education initiatives. Given the established nature of our competitors, our relative lack of commercialization of general wellness products outside the United States, and our lack of experience in international direct-to-consumer channels, it is likely that our future marketing efforts will require us to incur significant additional expenses and we may need to reduce prices or offer discounts or incentives to drive adoption , which could pressure margins. These brand promotional activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote Truvaga and any increase in unit volume may occur at lower average selling prices if consumers are unwilling to accept our current pricing, which could reduce revenue and gross margins. If we fail to successfully promote, expand, and maintain our Truvaga brand, Truvaga may not be accepted by consumers, which would adversely affect our business, results of operations, and financial condition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)

Resignation of Director

On May 5, 2026, Thomas M. Patton resigned as a member of the Company’s Board, and as chair of the Audit Committee, effective May 16, 2026.

In connection with Mr. Patton’s resignation, the size of the Board was decreased by resolution of the Board from seven to six members, effective on the effective date of Mr. Patton’s resignation.

Mr. Patton has confirmed that his resignation was not the result of any disagreement with the Company, the Board, or management regarding any matter relating to the Company’s operations, policies, or practices.

In connection with Mr. Patton’s resignation, the Compensation Committee and the Board approved the accelerated vesting of 6,337 deferred stock units previously granted to Mr. Patton, effective as of the date of his resignation.

The Board and the Company are deeply grateful for Mr. Patton’s service, dedication, and contributions to the Company.

Effective as of May 16, 2026, John P. Gandolfo, a member of the Board and the Audit Committee, was appointed as chair of the Audit Committee. As disclosed in the Annual Report, the Board has determined that Mr. Gandolfo is an “audit committee financial expert” as defined by SEC rules and regulations, and is independent under Nasdaq listing rules and under Rule 10A-3 of the Securities Exchange Act of 1934, as amended.

(b)	Not applicable.

(c)	Trading Plans.

During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).

Item 6. EXHIBITS

Exhibit
Number	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report is not deemed filed with the SEC and is not to be incorporated by reference into any filing of electroCore, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

electroCore, Inc.

Date: May 6, 2026	By:	/s/ Joshua S. Lev
Joshua S. Lev
Interim President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

