Form 10-Q
period 2026-06-30
electroCore, Inc.
filed 2026-08-06
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2026 was 9,015,885.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$8,501	$7,035
Marketable securities	1,543	4,576
Accounts receivable, net	909	1,027
Inventories	2,418	1,631
Prepaid expenses and other current assets	752	1,397
Total current assets	14,123	15,666

Property and equipment, net	375	382
Operating lease right-of-use assets, net	2,512	2,565
Other assets, net	54	54
Total assets	$17,064	$18,667
Liabilities and Equity
Current liabilities:
Accounts payable	$2,181	$2,712
Accrued expenses and other current liabilities	8,110	8,261
Current portion of debt	1,000	—
Current portion of operating lease liabilities	383	375
Total current liabilities	11,674	11,348
Noncurrent liabilities:
Operating lease liabilities, noncurrent	2,412	2,421
Long-term debt	5,768	6,607
Total liabilities	19,854	20,376
Commitments and contingencies (see Note 15)	—	—
Stockholders’ deficit:
Common Stock, par value $0.001 per share; 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 9,001,540 shares issued and outstanding at June 30, 2026, and 8,004,416 shares issued and outstanding at December 31, 2025	9	8
Additional paid-in capital	196,565	189,240
Accumulated deficit	(199,386)	(191,056)
Accumulated other comprehensive income	22	99
Total stockholders’ deficit	(2,790)	(1,709)
Total liabilities and stockholders’ deficit	$17,064	$18,667

See accompanying notes to the condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$9,450	$7,381	$19,034	$14,100
Cost of goods sold	1,273	939	2,493	1,952
Gross profit	8,177	6,442	16,541	12,148
Operating expenses
Research and development	818	511	1,558	1,153
Selling, general and administrative	10,131	9,437	23,071	18,323
Total operating expenses	10,949	9,948	24,629	19,476
Loss from operations	(2,772)	(3,506)	(8,088)	(7,328)
Other (income) expense:
Interest and other income	(40)	(68)	(92)	(151)
Interest expense	321	5	639	10
Other expense	6	228	16	387
Total other expense	287	165	563	246
Loss before income taxes	(3,059)	(3,671)	(8,651)	(7,574)
Benefit from income taxes	-	-	321	48
Net loss	$(3,059)	$(3,671)	$(8,330)	$(7,526)
Net loss per share of common stock – Basic and Diluted	$(0.33)	$(0.44)	$(0.91)	$(0.91)
Weighted average common shares outstanding – Basic and Diluted (see Note 11)	9,404	8,316	9,180	8,302

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(3,059)	$(3,671)	$(8,330)	$(7,526)
Other comprehensive income (loss):
Foreign currency translation adjustment	86	(89)	(77)	(133)
Other comprehensive income (loss)	86	(89)	(77)	(133)
Comprehensive loss	$(2,973)	$(3,760)	$(8,407)	$(7,659)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Deficit)

(unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	capital	deficit	income (loss)	(deficit)
Balances as of January 1, 2025	6,651	$7	$184,513	$(177,090)	$114	$7,544
Net loss	—	—	—	(3,855)	—	(3,855)
Other comprehensive income	—	—	—	—	(44)	(44)
Sale of common stock, net	14	—	179	—	—	179
Proceeds from the exercise of warrants	725	—	1	—	—	1
Issuance of stock related to employee compensation, net	30	—	—	—	—	—
Share based compensation	—	—	540	—	—	540
Balances as of March 31, 2025	7,420	$7	$185,233	$(180,945)	$70	$4,365
Net loss	—	—	—	(3,671)	—	(3,671)
Other comprehensive income	—	—	—	—	(89)	(89)
Options exercised	10	—	45	—	—	45
Equity issuance costs	—	—	(42)	—	—	(42)
Issuance of stock related to employee compensation, net	36	—	—	—	—	—
Share based compensation	—	—	505	—	—	505
Balances as of June 30, 2025	7,466	$7	$185,741	$(184,616)	$(19)	$1,113

Balances as of January 1, 2026	8,004	$8	$189,240	$(191,056)	$99	$(1,709)
Net loss	—	—	—	(5,271)	—	(5,271)
Other comprehensive loss	—	—	—	—	(163)	(163)
Options exercised	2	—	7	—	—	7
Proceeds from the exercise of warrants	42	—	223	—	—	223
Shares issued for accrued bonus	23	—	189	—	—	189
Issuance of stock related to employee compensation, net	55	—	—	—	—	—
Share based compensation	—	—	1,036	—	—	1,036
Balances as of March 31, 2026	8,126	$8	$190,695	$(196,327)	$(64)	$(5,688)
Net loss	—	—	—	(3,059)	—	(3,059)
Other comprehensive loss	—	—	—	—	86	86
Sale of common stock, net	495	1	3,867	—	—	3,868
Options exercised	145	—	818	—	—	818
Proceeds from the exercise of warrants	14	—	57	—	—	57
Shares issued for accrued bonus	59	—	373			373
Issuance of stock related to employee compensation, net	162	—	—	—	—	—
Share based compensation			755			755
Balances as of June 30, 2026	9,001	$9	$196,565	$(199,386)	$22	$(2,790)

See accompanying notes to the condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

(unaudited)
(in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,330)	$(7,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,791	1,045
Depreciation and amortization	27	276
Amortization of right of use assets	53	77
Amortization of debt discount	161	—
Inventory reserve charge	135	—
Increase (decrease) in provision for credit losses	—	541
Changes in operating assets and liabilities:
Accounts receivable	109	13
Inventories	(925)	249
Prepaid expenses and other assets	632	(8)
Accounts payable	(545)	714
Accrued expense and other current liabilities	368	(428)
Operating lease liabilities	(2)	69
Net cash used in operating activities	(6,526)	(4,978)
Cash flows from investing activities:
Purchase of property and equipment	(6)	(62)
Sale of marketable securities	3,033	4,747
Net cash provided by investing activities	3,027	4,685
Cash flows from financing activities:
Proceeds from exercise of warrants	280	1
Proceeds from exercise of options	826	45
Sale of common stock, net	3,868	137
Net cash provided by financing activities	4,974	183
Effect of changes in exchange rates on cash and cash equivalents	(9)	33
Net increase (decrease) in cash and cash equivalents	1,466	(77)
Cash and cash equivalents – beginning of year	7,035	3,700
Cash and cash equivalents – end of period	$8,501	$3,623

Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$321	$48
Interest paid	639	5
Supplemental schedule of noncash activity:
Bonuses settled through the issuance of common stock	562	—

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

Note 2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2026. The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

(d) Cash and Cash Equivalents

Cash and cash equivalents of $8.5 million include all highly liquid investments with an original maturity of six months or less when purchased.

As of June 30, 2026, cash equivalents represented funds held in an interest-bearing demand deposit account, U.S. treasury bills, and a money market account.

(e) Marketable Securities

Marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other than temporary. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in interest and other income net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in Interest and other income. As of June 30, 2026, marketable securities amounted to $1.5 million and consisted of U.S. treasury bills. Unrealized gains or losses during 2026 and 2025 were not material.

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

Note 3. Liquidity, Credit Risks and Going Concern

The Company has experienced significant net losses, and it expects to continue to incur net losses for the near future as it works to increase market acceptance of its prescription (Rx) devices and general wellness and human performance products. The Company has never been profitable and has incurred net losses and negative cash used in operations each year since its inception. The Company incurred net losses of $8.3 million and $7.5 million and used cash in its operations of $6.5 million and $5.0 million for the six months ended June 30, 2026 and 2025, respectively.

The Company has historically funded its operations with the proceeds of equity and debt financings. During the three and six months ended June 30, 2026, the Company received net proceeds of approximately $4.8 million and $5.0 million, respectively, from the exercise of warrants and options, and usage of our Sales Agreement (as defined below). As of June 30, 2026, the Company’s cash, cash equivalents and marketable securities totalled $10.0 million (“Cash Position”).

On July 24, 2025, our Form S-3 registration statement (File No. 333-284477), or the 2025 Shelf Registration Statement, was declared effective by the SEC. The 2025 Shelf Registration Statement relates to the potential offering and issuance from time to time of common stock, preferred stock, warrants, rights, debt securities and units, up to an aggregate amount of $100.0 million. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security in any future offering under the 2025 Shelf Registration Statement will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2025 Shelf Registration Statement. As of July 31, 2026, we have $95.9 million remaining for potential issuance under the 2025 Shelf Registration Statement (including $15.7 million under the Sales Agreement (as defined below)). If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

On November 29, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), whereby the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20.0 million by any method deemed to be an “at-the-market” offering (“ATM”) as defined in Rule 415 of the Securities Act, or any other method specified in the Sales Agreement. For the three and six months ended June 30, 2026, the Company sold 494,601 shares of its common stock at a weighted average price of $8.17 per share, net of issuance costs for approximately $3.9 million in net proceeds, pursuant to the Sales Agreement. No sales were made pursuant to the Sales Agreement during the three months ended March 31, 2026. Subsequent to June 30, 2026, the Company sold 10,745 shares of its common stock at a weighted average price of $8.35 per share, net of issuance costs, for approximately $86,200 in net proceeds, pursuant to the Sales Agreement.

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

During the remainder of 2026, we intend to continue to make targeted investments in sales, marketing, and research and development to continue driving commercial activities. We have historically funded our operations from the sale of our common stock and debt financing and may continue to do so through utilization of the at-the-market facility pursuant to the Sales Agreement, or other equity or debt transactions.

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

Concentration of Revenue Risks

The Company earns a significant amount of its revenue in the United States from the United States Department of Veterans Affairs, or VA, channel pursuant to its qualifying contract under the Federal Supply Schedule, or FSS, and open market sales to individual VA facilities. For the three months ended June 30, 2026 and 2025, sales to the VA accounted for 75.8% and 71.8%, respectively. For the six months ended June 30, 2026 and 2025, the VA accounted for 75.3% and 71.1% of net sales, respectively.

For the three and six months ended June 30, 2026 and 2025, sales through our non-exclusive distribution agreement with Lovell Government Services, or Lovell, accounted for more than 10% of our VA net sales. As of June 30, 2026 and December 31, 2025, Lovell and one of our customers in the United Kingdom accounted for more than 10% of our accounts receivable, respectively. During the three and six months ended June 30, 2026 and 2025, sales associated with no single facility accounted for more than 10% of the total VA net sales. Lovell is a Service-Disabled Veteran-Owned Small Business (SDVOSB) offering medical and pharmaceutical goods and services to federal healthcare providers. During the three and six months ended June 30, 2026 and 2025, one facility accounted for more than 10% of net sales from the United Kingdom National Health Service (“NHS”). During the remainder of 2026, we intend to generate the majority of sales in the VA channel through our agreement with Lovell.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4. Revenue

The following tables present product net sales disaggregated by Channel and Geographic Market (in thousands):

	Three months ended June 30,
Channel:	2026	2025
United States – Rx	$7,447	$5,693
General Wellness	1,306	1,014
Outside the United States	503	469
TAC-STIM	185	181
In-License / Other	9	24
Total Net Sales	$9,450	$7,381

	Six months ended June 30,
Channel:	2026	2025
United States – Rx	$14,868	$10,703
General Wellness	2,894	2,114
Outside the United States	1,005	967
TAC-STIM	227	271
In-License / Other	40	45
Total Net Sales	$19,034	$14,100

	Three months ended June 30,
Geographic:	2026	2025
Product revenue
United States	$8,947	$6,895
United Kingdom	463	433
Other	40	36
License revenue
Japan	-	17
Total Net Sales	$9,450	$7,381

	Six months ended June 30,
Geographic:	2026	2025
Product revenue
United States	$18,012	$13,101
United Kingdom	929	884
Other	76	83
License revenue
Japan	17	32
Total Net Sales	$19,034	$14,100

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

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

As of June 30, 2026 and December 31, 2025, the Company’s marketable securities in the amount of $1.5 million and $4.6 million, respectively, were carried at fair value in accordance with Level 1 as described above. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and six months ended June 30, 2026 and the year ended December 31, 2025. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.

Note 6. Inventory

As of June 30, 2026 and December 31, 2025, inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Raw materials	$1,131	$1,278
Work in process	132	62
Finished goods	1,155	291
Total inventory	$2,418	$1,631

The reserve for obsolete inventory was $0.3 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively. The Company records charges for obsolete inventory in cost of goods sold. Inventory classified under the category “Work in process” consists of prefabricated assembled product.

Note 7. Leases

The Company leases its headquarters location in Rockaway, New Jersey. For the three and six months ended June 30, 2026, the Company recognized lease expenses of $120,000 and $240,000, respectively. For the three and six months ended June 30, 2025, the Company recognized lease expense of $178,000 and $356,000, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

Supplemental Balance Sheet Information for Operating Leases:

	June 30,	December 31,
(in thousands)	2026	2025
Operating leases:
Operating lease right of use assets	$2,512	$2,565
Operating lease liabilities:
Current portion of operating lease liabilities	383	375
Noncurrent operating lease liabilities	2,412	2,421
Total operating lease liabilities	$2,795	$2,796

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$189	$369
Weighted average remaining lease term (in years)	12.9	13.4
Weighted average discount rate	13.5%	13.5%

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Future minimum lease payments under non-cancelable operating leases as of June 30, 2026:

Financial year (in thousands)
Remainder of 2026	$194
2027	397
2028	412
2029	417
2030	423
2031 and thereafter	4,479
Total future minimum lease payments	6,322
Less: Amounts representing interest	(3,527)
Total	$2,795

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses as of June 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued professional fees	$1,006	$1,059
Accrued bonuses and incentive compensation	2,008	2,583
Accrued litigation legal fees expense	1,155	1,155
Accrued insurance expense	-	181
Accrued research and development expenses	655	655
Accrued vacation and other employee related expenses	1,779	1,000
Accrued tax expenses	489	524
Accrued purchases of inventory	117	86
Deferred revenue	153	50
Accrued acquisition related expenses	563	604
Other	185	364
	$8,110	$8,261

Finance and Security Agreements

On July 7, 2025, the Company and First Insurance Funding entered into a Commercial Insurance Premium Finance Agreement (the “2025 Finance Agreement”). The 2025 Finance Agreement provided for a single borrowing of approximately $452,000 with a ten-month term and an annual interest rate of 6.55%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company’s insurance policies. The amounts payable were secured by the Company’s rights under such policies. Beginning in July 2025, the Company paid monthly installments of approximately $45,000 through May 2026, at which time the obligations under the 2025 Finance Agreement were fully satisfied.

During the three and six months ended June 30, 2026, the Company recognized $3,300 and $6,600, respectively, in aggregate interest expense related to the Company’s finance and security agreements. During the three and six months ended June 30, 2025, the Company recognized $4,500 and $9,500, respectively, in aggregate interest expense related to the Company’s finance and security agreements.

Subsequent to June 30, 2026, the Company and First Insurance Funding entered into a Commercial Insurance Premium Finance Agreement (the “2026 Finance Agreement”). The 2026 Finance Agreement provides for a single borrowing of approximately $456,000 with a ten-month term and an annual interest rate of 7.250%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company’s insurance policies. The amounts payable are secured by the Company’s rights under such policies. Beginning in July 2026, the Company began paying monthly installments of approximately $46,000.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9. Long-Term Debt

As of June 30, 2026, long-term debt consists of notes payable and convertible notes payable as follows:

	Non-Convertible	Convertible
(in thousands)	Notes Payable	Notes Payable	Total
Principal Borrowed	$5,000	$2,500	$7,500
Final Payment (3.50%)	175	87	262
Total Principal	5,175	2,587	7,762

Aggregate Debt Discount	(769)	(521)	(1,290)
Debt Discount Amortization	176	120	296
Unamortized Debt Discount	(593)	(401)	(994)

Total Principal	5,175	2,587	7,762
Unamortized Debt Discount	(593)	(401)	(994)
Long-Term Debt	4,582	2,186	6,768
Less: Current Portion of Debt	(1,000)	—	(1,000)
Long-Term Debt	$3,582	$2,186	$5,768

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

The Company incurred borrower commitment and legal fees of $1,290,000, which are presented as debt discounts, of which $719,996 was settled in the issuance of the Company’s common stock (discussed further below). During the three and six months ended June 30, 2026, the Company recorded interest expense of $321,000 and $639,000, respectively, which included amortization of debt discount of $80,000 and $161,000, respectively. As of June 30, 2026, the interest rate on Tranche 1 is 12.5%.

The Loan and Security Agreement is collateralized by substantially all of the Company’s assets in which Avenue is granted a senior secured lien. The Company also grants Avenue a negative pledge on the Company’s intellectual property, subject to limited exceptions, pursuant to the Loan and Security Agreement. The Loan and Security Agreement contains customary representations, warranties and covenants, including covenants limiting certain additional indebtedness, liens (including a negative pledge on intellectual property and other assets, subject to limited exceptions), guaranties, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The financial covenants include a minimum level of revenue and cash and cash equivalents. We were in compliance with these financial covenants as of June 30, 2026.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Maturities on long-term debt include:

(in thousands)	Amount
Remainder of 2026	$-
2027	2,500
2028	3,000
2029	2,262
Total	$7,762

Note 10. Shareholders’ Equity

At-the-Market Facility

On November 29, 2024, we entered into the Sales Agreement with Wainwright. Under the Sales Agreement, the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20 million during the term of the Sales Agreement through Wainwright, acting as sales agent. The Company intends to use the net proceeds from any offering pursuant to the Sales Agreement to continue to fund sales and marketing, working capital and for other general corporate purposes. For the three and six months ended June 30, 2026, the Company sold 494,601 shares of its common stock at a weighted average price of $8.17 per share, net of $0.2 million of issuance costs for approximately $3.9 million in net proceeds, pursuant to the Sales Agreement. Subsequent to June 30, 2026, the Company sold 10,745 shares of its common stock at a weighted average price of $8.35 per share, net of issuance costs, for approximately $86,200 in net proceeds, pursuant to the Sales Agreement. No sales were made pursuant to the Sales Agreement during the three months ended March 31, 2026.

Including purchases in 2025, the Company has sold 519,611 shares of common stock for $4,203,000 in proceeds, net of issuance costs, pursuant to the Sales Agreement.

Stock Purchase Warrants

The following table presents a summary of stock purchase warrants outstanding as of June 30, 2026:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2026	1,496	$5.19	3.23	$121
Stock Purchase Warrants *	—
Exercised	(56)	5.06
Expired	—
Outstanding, June 30, 2026	1,440	$5.19	2.73	$4,965
Exercisable, June 30, 2026	1,440	$5.19	2.73	$4,965

*	A total of 883,433 pre-funded warrants are excluded from this table.

Note 11. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Due to their nominal exercise price of $0.001 per share, 883,433 pre-funded warrants are considered common stock equivalents during the three and six months ended June 30, 2026 and 2025, respectively, and are included in weighted average shares outstanding in the accompanying condensed consolidated statement of operations as of the closing date of the Company’s July 2023 Securities Purchase Agreements. Restricted stock and unit awards, stock options, and warrants (other than the pre-funded warrants) have not been included in the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Six months ended June 30,
(in thousands)	2026	2025
Outstanding stock options	369	530
Restricted stock and unit awards	700	453
Debt conversion shares	295	-
Stock purchase warrants	1,440	1,497
	2,804	2,480

Note 12. Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey’s Department of the Treasury - Division of Taxation NOL Transfer Program. During the six months ended June 30, 2026 and 2025, the Company sold New Jersey NOL carry forwards, resulting in the receipt of net cash payments of $321,000 and $48,000, respectively. There can be no assurance as to the continuation or magnitude of this program in the future.

Note 13. Stock Based Compensation

The Company grants stock based compensation to certain employees and board of directors under the Company’s 2018 Omnibus Equity Incentive Plan (“Plan”). As of June 30, 2026, approximately 412,000 shares of common stock were reserved for issuance as awards under the Plan. The Company’s policy is to issue new shares of its common stock upon the exercise of stock options, new grants of restricted stock awards, and settlement of restricted stock units (“RSUs”). Stock options issued under the plan have a contractual life of 10 years and are generally forfeited upon separation from the Company.

The following table presents stock compensation expense recognized by the Company for the three and six months ended June 30, 2026 and 2025. Total unrecognized compensation cost related to equity awards as of June 30, 2026 was $2.8 million and is expected to be recognized over the next 1.8 years.

	Three months ended June 30,
(in thousands)	2026	2025
Selling, general and administrative	$527	$482
Research and development	176	8
Cost of goods sold	52	15
Total stock based compensation expense	$755	$505

	Six Months ended June 30,
(in thousands)	2026	2025
Selling, general and administrative	$1,512	$982
Research and development	184	31
Cost of goods sold	95	32
Total stock based compensation expense	$1,791	$1,045

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of stock option award activity during the three and six months ended June 30, 2026:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2026	518	$32.56	5.9	$1
Granted	—
Exercised	(147)	5.61
Cancelled	(2)	40.22
Expired	—
Outstanding, June 30, 2026	369	$43.28	5.3	$603
Exercisable, June 30, 2026	327	$48.21	5.0	$430

The intrinsic value is calculated as the difference between the fair market value at June 30, 2026 and the exercise price per share of the stock option. The options granted to employees generally vest over a three-year period.

The following table provides additional information about stock options that are outstanding and exercisable at June 30, 2026:

Exercise Price	Options Outstanding (in thousands)	Options Outstanding Weighted Average Remaining Contractual Life (Years)	Options Exercisable (in thousands)
$4.05 - $4.85	131	7.07	89
$4.86 - $12.98	84	5.97	84
$12.99 - $225.00	154	3.34	154

The following table presents a summary of restricted and deferred stock unit (“Unit” or “Units”) activity during the three and six months ended June 30, 2026:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2026	575	$7.73
Granted	381	7.17
Vested	(217)	7.18
Cancelled	(39)	9.46
Nonvested, June 30, 2026	700	$7.50

In general, Units granted to employees vest over two to four-year periods. The Company granted 75,000 RSUs during the six months ended June 30, 2026 that will vest on or before January 1, 2027, contingent on each recipient’s continued employment through such date.

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

Valuation Information for Stock-Based Compensation

The Company did not grant any stock options during the three and six months ended June 30, 2026 or the year ended December 31, 2025.

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The following table provides the GAAP operating financial results of the Bioelectronic Innovations segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales *	$9,450	$7,381	$19,034	$14,100
Cost of goods sold	1,273	939	2,493	1,952
Gross profit	8,177	6,442	16,541	12,148
Operating expenses
Research and development	818	511	1,558	1,153
Variable sales and marketing	3,536	2,626	7,307	4,774
Fixed sales and marketing	2,767	2,259	5,343	4,663
General and administrative	3,828	4,552	10,421	8,886
Total operating expenses	10,949	9,948	24,629	19,476
Loss from operations	$(2,772)	$(3,506)	$(8,088)	$(7,328)

*	See Note 4 Revenue for geographical and disaggregation information.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

On July 16, 2025, the Company filed a responsive pleading, answering the complaint and asserting counterclaims, that Pulsetto’s non-invasive vagus nerve stimulation product infringes the ‘491 Patent, as well as the Company’s U.S. Patent Nos. 8,948,873, 9,339,653, 10,874,857, 8,843,210, 9,242,092, 11,623,078, and 10,441,780, as well as claims that Pulsetto’s commercial conduct has infringed and continues to infringe the Company’s Truvaga® and gammaCore® trademarks, and committed acts of false advertising and unfair competition in violation of state and federal law. On September 5, 2025, Pulsetto requested leave to file a motion to dismiss the Company’s counterclaims for lack or jurisdiction and/or insufficient pleadings. The Company has opposed that request, which has not yet been considered by the trial judge. On September 9, 2025, the court approved a schedule for discovery, and certain proceedings, filings, submissions, motions, reports and conferences. The parties have exchanged initial requests for the production of documents relevant to the dispute and have proceeded with exchanging their respective infringement and invalidity contentions, as the case may be. Pulsetto has also moved to compel the Company to provide certain discovery information related to potential infringement damages, and the Company has opposed that motion, which has not yet been considered by the trial judge. The parties are still in the early stages of discovery. The parties held an in-person settlement conference with a Magistrate Judge on March 4, 2026. The parties were ordered to engage in private mediation, all proceedings in the lawsuit were stayed until June 5, 2026, and the two pending motions before the trial judge have been dismissed without prejudice (subject to being refiled at a later time), while the parties proceed with court ordered private mediation. The mediation was adjourned and rescheduled for September 10, 2026, and we anticipate the case will remain stayed at least until September 10, 2026.

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

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for its clinical trials, contract manufacturing organizations for the manufacture and supply of its clinical and commercial product needs and other vendors for other research and development and commercial activities, as well as services and products for operating purposes. The Company’s agreements generally provide for termination with notice. Such agreements that are cancelable contracts are not included as purchase commitments. The Company has included as purchase obligations its commitments under agreements to the extent they are quantifiable and are not cancelable. The Company has no material purchase obligations as of June 30, 2026.

CVR Agreement

In conjunction with the NURO acquisition on May 1, 2025, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with the former shareholders of NURO which, among other things, entitles the former shareholders to (1) an amount equal to $125,000 less any funds used by the Company as of July 1, 2025 out of a reserve of $250,000 for payment of potential expenses of the Company that were reserved against NURO’s net cash balance; (2) the balance of the funds remaining in the reserve as of May 1, 2027; and (3) earnout payments after the first and second anniversaries of the acquisition based on the Company’s sale of Quell products. In October 2025, the Company distributed approximately $243,000 under the CVR Agreement. As of June 30, 2026 and December 31, 2025, the Company has recorded a liability of $563,000 and $604,000, respectively, for expected payments under the CVR Agreement.

Note 16. Related Party Transactions

In 2023, an executive of the Company co-founded the Vagus Nerve Society, an academic society dedicated to the ongoing education and training of scientists and clinicians and the power of the vagus nerve and its application in a broad spectrum of health-related conditions. During the three and six months ended June 30, 2026, the Company incurred aggregate expenses of $75,000 and $150,000, respectively, for unrestricted and directed educational grants to the Vagus Nerve Society.

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

Additionally, we may choose to relaunch our FDA cleared Quell 2.0 product for lower extremity pain in the direct-to-consumer business channel in the future.

Our two largest customers by revenue are the United States Department of Veterans Affairs, or VA, and the United Kingdom National Health Service, or NHS, both utilizing prescription products under qualifying agreements.

The United States Department of Veteran Affairs comprised 75.8% and 75.3% of our revenue during the three and six months ended June 30, 2026, respectively. Our prescription gammaCore and Quell Fibromyalgia devices are also made available to the government channel through our relationship with Lovell and its qualifying FSS, GSA Advantage (GSA), the VA Distribution and Pricing Agreement (DAPA), and Defense Logistics Agency’s ECAT system procurement portals through the Lovell contract vehicles (ECAT). The majority of our second quarter 2026 sales were made pursuant to our qualifying Federal Supply Schedule, or FSS, contract which has an expiry date of June 14, 2030, as well as open market sales to individual facilities within the government channels, and our relationship with Lovell. During the remainder of 2026, we intend to generate the majority of our sales in the VA channel through our agreement with Lovell.

Demand for prescription devices in the U.S. is driven by clinical data and our increased presence in the field. Our sales efforts are primarily in the government channel broadly, and specifically to our largest customer, the VA, pursuant to our FSS contract and/or through our relationship with Lovell and its qualifying FSS, GSA, DAPA, and ECAT contracts. Our sales force is comprised of an internal sales team and outside commission only sales agents and sub reps. In addition, we have a small team of dedicated resources seeking to accelerate adoption in managed care systems. Sales to the NHS in the United Kingdom made under the U.K. MedTech Funding Mandate, or MTFM, for cluster headache (CH) comprised 4.0% and 3.9% of our revenue during the three and six months ended June 30, 2026, respectively. We plan on continuing to use this program during the remainder of 2026, and potentially in years to come.

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

Truvaga and TAC-STIM are intended for general wellness in compliance with the FDA guidance document entitled “General Wellness: Policy for Low-Risk Devices; Guidance for Industry and FDA Staff, issued on September 27, 2019” and updated in January 2026. Truvaga and TAC-STIM handsets are not intended to diagnose, treat, cure, or prevent any disease or medical condition.

Quell 2.0 is a wearable neuromodulation technology FDA cleared for Over the Counter (OTC) sales direct-to-consumer for chronic lower extremity pain. Quell 2.0 is no longer commercially available; however, replacement electrodes continue to be sold to existing Quell 2.0 customers. Although we may choose to relaunch the Quell 2.0 product in the direct-to-consumer business channel in the future, there can be no assurance that we will do so successfully, or at all.

We face a variety of challenges and risks that we will need to address and manage as we pursue our strategies, including our ability to develop and retain an effective sales force, achieve market acceptance of our medical devices among clinicians, patients, and third-party payers, expand the use of our bioelectronic technology for additional therapeutic indications, and to develop our nascent wellness and human performance business including the continued commercialization of Truvaga Plus, our app-enabled device under the Truvaga brand, and the possible relaunch of our direct-to-consumer Quell 2.0.

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

Capital Activities

On July 24, 2025, our Form S-3 registration statement (File No. 333-284477), or the 2025 Shelf Registration Statement, was declared effective by the SEC. The 2025 Shelf Registration Statement relates to the potential offering and issuance from time to time of common stock, preferred stock, warrants, rights, debt securities and units, up to an aggregate amount of $100.0 million. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security in any future offering under the 2025 Shelf Registration Statement will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2025 Shelf Registration Statement. As of July 31, 2026, we have $95.9 million remaining for potential issuance under the 2025 Shelf Registration Statement (including $15.7 million under the Sales Agreement (as defined below)). If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.

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

For the three and six months ended June 30, 2026, the Company sold 494,601 shares of its common stock at a weighted average price of $8.17 per share, net of issuance costs for approximately $3.9 million in net proceeds, pursuant to the Sales Agreement. Subsequent to June 30, 2026, the Company sold 10,745 shares of its common stock at a weighted average price of $8.35 per share, net of issuance costs, for approximately $86,200 in net proceeds, pursuant to the Sales Agreement. No sales were made pursuant to the Sales Agreement during the three months ended March 31, 2026. As of July 31, 2026, the Company had approximately $15.7 million of ATM Shares remaining available for issuance under the Sales Agreement. Additionally, during the three and six months ended June 30, 2026, the Company received net proceeds of approximately $0.9 million and $1.1 million, respectively, from the exercise of warrants and options.

FDA Update

On May 5, 2026, FDA personnel visited our facility in Rockaway, New Jersey, to inspect matters relating to our wholly-owned subsidiary, NURO, through which we acquired the Quell product line in May 2025.

On May 27, 2026, the FDA concluded its inspection and issued the Company a FDA Form 483 letter, citing four observations and two discussion points regarding the Company’s processes for addressing and documenting patient complaints. On June 15, 2026, the Company submitted a written response letter to the FDA describing four corrective action records initiated to address the observations and one discussion point, as well as one preventative action initiated to address the other discussion point. As of the filing of this Quarterly Report, the Company has not received any comments, follow-up questions, or other response from the FDA regarding the Company’s response letter.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and June 30, 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 with the changes in those items in dollars.

	For the three months ended June 30,
(in thousands)	2026	2025	Change
Net sales	$9,450	$7,381	$2,069
Cost of goods sold	1,273	939	334
Gross profit	8,177	6,442	1,735
Gross margin	86.5%	87.3%
Operating expenses:
Research and development	818	511	307
Selling, general and administrative	10,131	9,437	694
Total operating expenses	10,949	9,948	1,001
Loss from operations	(2,772)	(3,506)	734
Other (income) expense:
Interest and other income	(40)	(68)	28
Interest expense	321	5	316
Other (income) expense	6	228	(222)
Total other expense	287	165	122
Loss before income taxes	(3,059)	(3,671)	612
Benefit from income taxes	-	-	-
Net loss	$(3,059)	$(3,671)	$612

Net Sales

Net sales for the three months ended June 30, 2026 increased 28% to $9.5 million as compared to the three months ended June 30, 2025. The increase of $2.1 million is primarily due to an increase in net sales of Quell Fibromyalgia products and prescription (Rx) gammaCore, which are sold to the VA through our United States – Rx channel, and revenue from the sales of our nonprescription general wellness Truvaga products. We acquired the Quell Fibromyalgia product from NURO in May 2025. We expect that the majority of 2026 fiscal year revenue will continue to come from sales of our Rx products to the VA.

The following table sets forth our net sales by channel:

	Three months ended June 30,
Channel:	2026	2025
United States – Rx	$7,447	$5,693
General Wellness	1,306	1,014
Outside the United States	503	469
TAC-STIM	185	181
In-License / Other	9	24
Total Net Sales	$9,450	$7,381

Gross Profit

Gross profit increased by $1.7 million to $8.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in gross profit is primarily attributable to the increased net sales. Gross margin decreased to 86.5% for the three months ended June 30, 2026, compared to 87.3% for the three months ended June 30, 2025. The decrease in gross margin was primarily due to an increase in our inventory reserve.

Research and Development

Research and development expense of $0.8 million for the three months ended June 30, 2026, increased by $307,000 compared to the prior year. This increase was primarily due to increased studies and grants, higher stock-based compensation and initial costs to develop enhancements to our Truvaga mobile application.

Selling, General and Administrative

Selling, general and administrative expense was $10.1 million for the three months ended June 30, 2026 which increased by $0.7 million compared to the previous year. Sales and marketing increased $1.4 million from the prior year. The increase in sales and marketing was primarily driven by $0.9 million of variable selling expenses, which contributed to a $2.1 million increase in sales. General and administrative expense decreased $0.7 million from the prior year. The decrease was primarily attributable to $0.5 million in bad debt expense recorded in the three months ended June 30, 2025 (associated with a TAC-STIM receivable) that did not recur, as well as a reduction in professional fees in the three months ended June 30, 2026.

Other (Income) Expense

Other (income) expense was $0.3 million for the three months ended June 30, 2026, an increase of $0.1 million as compared to the three months ended June 30, 2025. The increase was primarily attributable to interest associated with the convertible term debt financing with Avenue. Other expense for the three months ended June 30, 2025 of approximately $0.2 million consisted primarily of non-recurring acquisition expenses.

Comparison of the six months ended June 30, 2026 and June 30, 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 with the changes in those items in dollars.

	For the six months ended June 30,
(in thousands)	2026	2025	Change
Net sales	$19,034	$14,100	$4,934
Cost of goods sold	2,493	1,952	541
Gross profit	16,541	12,148	4,393
Gross margin	86.9%	86.8%
Operating expenses:
Research and development	1,558	1,153	405
Selling, general and administrative	23,071	18,323	4,748
Total operating expenses	24,629	19,476	5,153
Loss from operations	(8,088)	(7,328)	(760)
Other (income) expense:
Interest and other income	(92)	(151)	59
Interest expense	639	10	629
Other expense	16	387	(371)
Total other expense	563	246	317
Loss before income taxes	(8,651)	(7,574)	(1,077)
Benefit from income taxes	321	48	273
Net loss	$(8,330)	$(7,526)	$(804)

Net Sales

Net sales for the six months ended June 30, 2026 increased 35% to $19.0 million as compared to the six months ended June 30, 2025. The increase of $5.0 million is primarily due to an increase in net sales of Rx gammaCore to the VA, sales of Quell Fibromyalgia products, which were acquired from NURO in May 2025 and are also sold to the VA, and revenue from the sales of our nonprescription general wellness Truvaga products. We expect that the majority of 2026 fiscal year revenue will continue to come from sales of our Rx products to the VA.

The following table sets forth our net sales by channel:

	Six months ended June 30,
Channel:	2026	2025
United States – Rx	$14,868	$10,703
General Wellness	2,894	2,114
Outside the United States	1,005	967
TAC-STIM	227	271
In-License / Other	40	45
Total Net Sales	$19,034	$14,100

Gross Profit

Gross profit increased by $4.4 million to $16.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in gross profit is primarily attributable to the increased net sales. Gross margin increased to 86.9% for the six months ended June 30, 2026 compared to 86.8% for the six months ended June 30, 2025.

Research and Development

Research and development expense of $1.6 million for the six months ended June 30, 2026, increased by $0.4 million compared to the prior year. This increase was primarily due to increased studies and grants, higher stock based compensation and initial costs to develop enhancements to our Truvaga mobile application.

Selling, General and Administrative

Selling, general and administrative expense was $23.1 million for the six months ended June 30, 2026 which increased by $4.7 million compared to the previous year. Sales and marketing increased $3.2 million from the prior year. The increase in sales and marketing was primarily driven by $2.5 million of variable selling expenses, which contributed to a $4.9 million increase in sales. General and administrative expense increased $1.5 million from the prior year. This increase was primarily driven by $1.2 million of severance and $0.5 million of stock compensation expense associated with the former CEO’s retirement, $0.3 million in legal fees associated with the senior management changes, and $0.4 million in legal fees associated with ongoing litigation, partially offset by $0.5 million bad debt expense recorded in the three months ended June 30, 2025 (associated with a TAC-STIM receivable) that did not recur.

Other (Income) Expense

Other (income) expense was $0.6 million for the six months ended June 30, 2026, an increase of $0.3 million as compared to the six months ended June 30, 2025. The increase was primarily attributable to interest associated with the convertible term debt financing with Avenue. Other expense for the six months ended June 30, 2025 of approximately $0.2 million consisted primarily of non-recurring acquisition expenses.

Benefit from Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey’s Department of the Treasury - Division of Taxation NOL Transfer Program. During the six months ended June 30, 2026 and 2025, we received net cash payments of $321,000 and $48,000 from the sale of our New Jersey state net operating losses, respectively.

Liquidity and Capital Resources

At June 30, 2026, our cash, cash equivalents, and marketable securities was $10.0 million compared to $11.6 million at December 31, 2025.

	For the six months ended June 30,
(in thousands)	2026	2025
Net cash (used in) provided by
Operating activities	$(6,526)	$(4,978)
Investing activities	$3,027	$4,685
Financing activities	$4,974	$183

Operating Activities

Net cash used in operating activities was $6.5 million and $5.0 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $1.5 million in operating cash used is primarily due to investments in higher inventory levels and the timing in payment of operating expenses.

Investing Activities

Net cash provided by investing activities was $3.0 million and $4.7 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and June 30, 2025, cash used in investing activities was related to the proceeds from the sale of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $5.0 million which was attributable to $3.9 million of net proceeds from the sale of ATM Shares pursuant to the Sales Agreement and the exercise of warrants and options in the amount of $0.8 million and $0.3 million, respectively. During the six months ended June 30, 2025, net cash provided by financing activities was $0.2 million which was attributable to sale of ATM Shares pursuant to the Sales Agreement.

Liquidity Outlook

We have experienced significant net losses, and we expect to continue to incur net losses for the near future as we work to increase market acceptance of our products. We have never been profitable and we have incurred net losses and negative cash used in operations in each year since our inception. We incurred net losses of $8.3 million and $7.5 million, and used cash in our operations of $6.5 million and $5.0 million for the six months ended June 30, 2026 and 2025, respectively.

The Company has historically funded its operations with the proceeds of equity and debt financings. As of June 30, 2026, the Company’s cash, cash equivalents and marketable securities totalled $10.0 million.

Principal repayments under the Loan and Security Agreement are scheduled for $2.5 million in 2027, $3.0 million in 2028 and $2.3 million in 2029 (inclusive of a final payment fee of 3.5% of the loan amount). See Note 9 – Long-Term Debt in the condensed consolidated financial statements for additional details of our current and long-term debt.

During the remainder of 2026, we intend to continue to make targeted investments in sales, marketing, and research and development to continue driving commercial activities. We have historically funded our operations from the sale of our common stock and debt financing and may continue to do so through utilization of the at-the-market facility pursuant to the Sales Agreement, or other equity or debt transactions.

Notwithstanding the expected cash flow from operations and expected access to capital from existing and/or future debt and equity sources, the Company’s currently forecasted cash is less than the requirements to fund its operating expenses, future investments and capital expenditure requirements, as currently planned, for at least the next 12 months from the date the accompanying condensed consolidated financial statements are issued. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There remain significant risks and uncertainties regarding the Company’s business, financial condition and results of operations. Due to these risks and uncertainties, there can be no assurance that we will have sufficient cash flow and liquidity to fund our planned activities, which could force us to significantly reduce or curtail our activities and, ultimately, potentially cease operations. The accompanying condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

If the U.S. dollar uniformly increased or decreased in strength by 15% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three and six months ended June 30, 2026.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2026.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of June 30, 2026 was conducted under the supervision and with the participation of our management, including our Interim President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Interim President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Remediation of Prior Material Weakness

In our Annual Report on Form 10-K for the year ended December 31, 2025, management identified a deficiency in its internal control over financial reporting related to the accuracy of its lease accounting. The Company previously recorded a lease modification in conjunction with the lease expansion of its Rockaway location in the second quarter of 2024. During the fourth quarter of 2025, the Company discovered an error in the lease payments used in the initial calculations in conjunction with the lease modification. While the error did not result in a material misstatement or a restatement of the Company’s consolidated financial statements, management concluded that there was a reasonable possibility that a material misstatement could have occurred without being prevented or detected on a timely basis, and therefore, the control deficiency was deemed to be a material weakness.

As of June 30, 2026, management has completed its remediation measures designed to address the material weakness identified above. These measures included the implementation of an enhanced review control over the accounting for leases and any other significant non-routine transactions, including enhanced management review and approval procedures. In addition, the Company hired a new controller in September 2025 who management believes has the technical accounting skills and breadth of supervisory and review skills necessary to oversee the accounting function.

Changes in Internal Control over Financial Reporting

Except for the changes described above, there was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three and six months ended June 30, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. RISK FACTORS

You should carefully consider the risk factors included in Item 1A. of the Annual Report, the risk factors included in any quarterly report filed subsequent to the Annual Report, and the other information in this Quarterly Report, including the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our financial statements and related notes. If any of the events described in the Annual Report, in any quarterly report filed subsequent to the Annual Report, and the risks described elsewhere in this Quarterly Report occur, our business, operating results and financial condition could be seriously harmed. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in the Annual Report, in any quarterly report filed subsequent to the Annual Report, and elsewhere in this Quarterly Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) Trading Plans.

During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).

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

electroCore, Inc.

Date: August 6, 2026	By:	/s/ Joshua S. Lev
Joshua S. Lev
Interim President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

