Form 10-Q
period 2026-09-30
electroCore, Inc.
filed 2026-11-04
CIK 1560258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of Registrant’s Common Stock outstanding as of October 30, 2026 was 9,226,006.

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

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$6,306	$7,035
Marketable securities	1,196	4,576
Accounts receivable, net	1,619	1,027
Inventories	3,959	1,631
Prepaid expenses and other current assets	1,366	1,397
Total current assets	14,446	15,666

Property and equipment, net	371	382
Operating lease right-of-use assets, net	2,387	2,565
Other assets, net	54	54
Total assets	$17,258	$18,667
Liabilities and Equity
Current liabilities:
Accounts payable	$3,443	$2,712
Accrued expenses and other current liabilities	6,637	8,261
Current portion of debt	313	—
Current portion of operating lease liabilities	387	375
Total current liabilities	10,780	11,348
Noncurrent liabilities:
Operating lease liabilities, noncurrent	2,404	2,421
Long-term debt	6,582	6,607
Total liabilities	19,766	20,376
Commitments and contingencies (see Note 15)	—	—
Stockholders’ deficit:
Common Stock, par value $0.001 per share; 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 9,174,326 shares issued and outstanding at September 30, 2026, and 8,004,416 shares issued and outstanding at December 31, 2025	9	8
Additional paid-in capital	198,198	189,240
Accumulated deficit	(200,725)	(191,056)
Accumulated other comprehensive income	10	99
Total stockholders’ deficit	(2,508)	(1,709)
Total liabilities and stockholders’ deficit	$17,258	$18,667

See accompanying notes to the condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$9,690	$8,689	$28,724	$22,789
Cost of goods sold	1,117	1,219	3,610	3,171
Gross profit	8,573	7,470	25,114	19,618
Operating expenses
Research and development	431	662	1,989	1,815
Selling, general and administrative	9,698	9,692	32,769	28,015
Total operating expenses	10,129	10,354	34,758	29,830
Loss from operations	(1,556)	(2,884)	(9,644)	(10,212)
Other (income) expense:
Interest and other income	(465)	(62)	(557)	(213)
Interest expense	370	208	1,009	218
Other expense	4	375	20	762
Total other (income) expense	(91)	521	472	767
Loss before income taxes	(1,465)	(3,405)	(10,116)	(10,979)
Benefit from income taxes	126	-	447	48
Net loss	$(1,339)	$(3,405)	$(9,669)	$(10,931)
Net loss per share of common stock – Basic and Diluted	$(0.13)	$(0.40)	$(1.02)	$(1.31)
Weighted average common shares outstanding – Basic and Diluted (see Note 11)	9,954	8,445	9,441	8,351

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(1,339)	$(3,405)	$(9,669)	$(10,931)
Other comprehensive income (loss):
Foreign currency translation adjustment	(12)	4	(89)	(129)
Other comprehensive income (loss)	(12)	4	(89)	(129)
Comprehensive loss	$(1,351)	$(3,401)	$(9,758)	$(11,060)

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Deficit)

(unaudited)

(in thousands)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	capital	deficit	income (loss)	(deficit)

Balances as of January 1, 2026	8,004	$8	$189,240	$(191,056)	$99	$(1,709)
Net loss	—	—	—	(5,271)	—	(5,271)
Other comprehensive loss	—	—	—	—	(163)	(163)
Options exercised	2	—	7	—	—	7
Proceeds from the exercise of warrants	42	—	223	—	—	223
Shares issued for accrued bonus	23	—	189	—	—	189
Issuance of stock related to employee compensation, net	55	—	—	—	—	—
Share based compensation	—	—	1,036	—	—	1,036
Balances as of March 31, 2026	8,126	$8	$190,695	$(196,327)	$(64)	$(5,688)
Net loss	—	—	—	(3,059)	—	(3,059)
Other comprehensive loss	—	—	—	—	86	86
Sale of common stock, net	495	1	3,867	—	—	3,868
Options exercised	145	—	818	—	—	818
Proceeds from the exercise of warrants	14	—	57	—	—	57
Shares issued for accrued bonus	59	—	373			373
Issuance of stock related to employee compensation, net	162	—	—	—	—	—
Share based compensation			755			755
Balances as of June 30, 2026	9,001	$9	$196,565	$(199,386)	$22	$(2,790)
Net loss	—	—	—	(1,339)	—	(1,339)
Other comprehensive loss	—	—	—	—	(12)	(12)
Sale of common stock, net	11	—	78	—	—	78
Options exercised	46	—	207	—	—	207
Shares issued for settlement of claims for indemnification	77	—	731	—	—	731
Issuance of stock related to employee compensation, net	39	—	—	—	—	—
Share based compensation			617			617
Balances as of September 30, 2026	9,174	$9	$198,198	$(200,725)	$10	$(2,508)

Balances as of January 1, 2025	6,651	$7	$184,513	$(177,090)	$114	$7,544
Net loss	—	—	—	(3,855)	—	(3,855)
Other comprehensive income	—	—	—	—	(44)	(44)
Sale of common stock, net	14	—	179	—	—	179
Proceeds from the exercise of warrants	725	—	1	—	—	1
Issuance of stock related to employee compensation, net	30	—	—	—	—	—
Share based compensation	—	—	540	—	—	540
Balances as of March 31, 2025	7,420	$7	$185,233	$(180,945)	$70	$4,365
Net loss	—	—	—	(3,671)	—	(3,671)
Other comprehensive income	—	—	—	—	(89)	(89)
Options exercised	10	—	45	—	—	45
Equity issuance costs	—	—	(42)	—	—	(42)
Issuance of stock related to employee compensation, net	36	—	—	—	—	—
Share based compensation	—	—	505	—	—	505
Balances as of June 30, 2025	7,466	$7	$185,741	$(184,616)	$(19)	$1,113
Net loss	—	—	—	(3,405)	—	(3,405)
Other comprehensive income	—	—	—	—	4	4
Shares issued in connection with Avenue loan	106	—	720	—	—	720
Options exercised	12	—	53	—	—	53
Equity issuance costs	—	—	26	—	—	26
Issuance of stock related to employee compensation, net	51	1	—	—	—	1
Share based compensation	—	—	415	—	—	415
Balances as of September 30, 2025	7,635	$8	$186,955	$(188,021)	$(15)	$(1,073)

See accompanying notes to the condensed consolidated financial statements.

ELECTROCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,669)	$(10,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,408	1,460
Depreciation and amortization	36	394
Amortization of right of use assets	78	112
Contingent tenant allowance	100	—
Amortization of debt discount	288	54
Gain on settlement of accrued litigation legal liability	(424)	—
Inventory reserve charge	234	—
Increase in provision for credit losses	—	523
Changes in operating assets and liabilities:
Accounts receivable	(597)	(597)
Inventories	(2,563)	482
Prepaid expenses and other assets	13	(301)
Accounts payable	681	853
Accrued expense and other current liabilities	65	1,155
Operating lease liabilities	(5)	149
Net cash used in operating activities	(9,355)	(6,647)
Cash flows from investing activities:
Purchase of property and equipment	(6)	(66)
Sale of marketable securities	3,381	3,425
Net cash provided by investing activities	3,375	3,359
Cash flows from financing activities:
Proceeds from exercise of warrants	280	1
Proceeds from exercise of options	1,032	98
Sale of common stock, net	3,950	163
Issuance of long-term debt, net	—	7,405
Net cash provided by financing activities	5,262	7,667
Effect of changes in exchange rates on cash and cash equivalents	(11)	28
Net (decrease) increase in cash and cash equivalents	(729)	4,407
Cash and cash equivalents – beginning of year	7,035	3,700
Cash and cash equivalents – end of period	$6,306	$8,107

Supplemental cash flows disclosures:
Proceeds from sale of state net operating losses	$321	$48
Interest paid	721	156
Supplemental schedule of noncash activity:
Shares issued for settlement of claims for indemnification	731	—
Bonuses settled through the issuance of common stock	562	—
Insurance premium financing	458	452
Debt issuance costs settled in shares	—	720
Non-cash debt issuance costs	—	213

See accompanying notes to condensed consolidated financial statements.

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

Note 2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2026. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

(d) Cash and Cash Equivalents

Cash and cash equivalents of $6.3 million include all highly liquid investments with an original maturity of three months or less when purchased.

As of September 30, 2026, cash equivalents represented funds held in an interest-bearing demand deposit account, U.S. treasury bills, and a money market account.

(e) Marketable Securities

As of September 30, 2026, marketable securities amounted to $1.2 million and consisted of U.S. treasury bills. Unrealized gains or losses during 2026 and 2025 were not material.

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

Note 3. Liquidity, Credit Risks and Going Concern

The Company has experienced significant net losses, and it expects to continue to incur net losses for the near future as it works to increase market acceptance of its prescription (Rx) devices and general wellness and human performance products. The Company has never been profitable and has incurred net losses and negative cash used in operations each year since its inception. The Company incurred net losses of $9.7 million and $10.9 million and used cash in its operations of $9.4 million and $6.6 million for the nine months ended September 30, 2026 and 2025, respectively. Subsequent to September 30, 2026, the Company received $0.2 million from an exercise of 45,000 warrants.

The Company has historically funded its operations with the proceeds of equity and debt financings. During the three months ended September 30, 2026, the Company received net proceeds of approximately $0.3 million from the exercise of options and usage of our Sales Agreement (as defined below). During the nine months ended September 30, 2026, the Company received net proceeds of approximately $5.3 million from the exercise of warrants and options, and usage of our Sales Agreement. As of September 30, 2026, the Company’s cash, cash equivalents and marketable securities totaled $7.5 million (“Cash Position”).

On July 24, 2025, our Form S-3 registration statement (File No. 333-284477), or the 2025 Shelf Registration Statement, was declared effective by the SEC. The 2025 Shelf Registration Statement relates to the potential offering and issuance from time to time of common stock, preferred stock, warrants, rights, debt securities and units, up to an aggregate amount of $100.0 million. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security in any future offering under the 2025 Shelf Registration Statement will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2025 Shelf Registration Statement. As of September 30, 2026, we have $95.9 million remaining for potential issuance under the 2025 Shelf Registration Statement (including $15.7 million under the Sales Agreement (as defined below)). If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.

On November 29, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), whereby the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20.0 million by any method deemed to be an “at-the-market” offering (“ATM”) as defined in Rule 415 of the Securities Act, or any other method specified in the Sales Agreement. During the three months ended September 30, 2026, the Company sold 10,745 shares of its common stock at a weighted average price of $8.35 per share, for approximately $82,000 in net proceeds after issuance costs, pursuant to the Sales Agreement, which sales were previously disclosed in Note 3 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. For the nine months ended September 30, 2026, the Company sold 505,346 shares of its common stock at a weighted average price of $8.17 per share, for approximately $4.0 million in net proceeds after $0.3 million of issuance costs, pursuant to the Sales Agreement.

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

Concentration of Revenue Risks

Historically, the Company has earned a significant amount of its revenue in the United States from the United States Department of Veterans Affairs, or VA, channel pursuant to its qualifying contract under the Federal Supply Schedule, or FSS, and open market sales to individual VA facilities. In August 2023, the Company signed a non-exclusive distribution agreement with Lovell Government Services, or Lovell, providing Lovell the right to list and distribute certain gammaCore devices, and more recently Quell Fibromyalgia devices, into the federal market. Lovell is a Service-Disabled Veteran-Owned Small Business (SDVOSB) offering medical and pharmaceutical goods and services to federal healthcare providers through its qualifying FSS, GSA Advantage (GSA), the VA Distribution and Pricing Agreement (DAPA), and Defense Logistics Agency’s ECAT system procurement portals through the Lovell contract vehicles (ECAT). Listing products with Lovell is intended to streamline the sales process to a variety of government procurement channels through Lovell’s compliance with contracting regulations and its provision of logistical solutions connected directly into government contracting portals, all of which are intended to help government agencies meet their SDVOSB procurement goals. The Company has gradually shifted its direct sales to the VA from its FSS contract to sales through the distribution agreement with Lovell, and beginning in August 2026, the Company implemented a change to transition all prescription product sales to the VA and Department of Defense through the Lovell distribution agreement.

For the three months ended September 30, 2026 and 2025, sales to Lovell accounted for 62.6% and 36.8% of net sales, respectively. For the nine months ended September 30, 2026 and 2025, sales to Lovell accounted for 51.6% and 36.8% of net sales, respectively. As of September 30, 2026 and December 31, 2025, Lovell accounted for 51% and 23% of our gross accounts receivable, respectively.

As of December 31, 2025, one of our customers in the United Kingdom accounted for 10.6% of our accounts receivable.

Foreign Currency Exchange

The Company has foreign currency exchange risks related to revenue and operating expenses in currencies other than the local currencies in which it operates. The Company is exposed to currency risk from the potential changes in the functional currency values of its assets, liabilities, and cash flows denominated in foreign currencies.

Note 4. Revenue

The following tables present product net sales disaggregated by Channel and Geographic Market (in thousands):

	Three months ended September 30,
Channel:	2026	2025
United States – Rx	$7,952	$6,348
General Wellness	1,044	1,686
Outside the United States	521	450
TAC-STIM	133	183
In-License / Other	40	22
Total Net Sales	$9,690	$8,689

	Nine months ended September 30,
Channel:	2026	2025
United States – Rx	$22,820	$17,051
General Wellness	3,938	3,799
Outside the United States	1,526	1,418
TAC-STIM	360	454
In-License / Other	80	67
Total Net Sales	$28,724	$22,789

	Three months ended September 30,
Geographic:	2026	2025
Product revenue
United States	$9,138	$8,222
United Kingdom	469	402
Other	52	48
License revenue
Japan	31	17
Total Net Sales	$9,690	$8,689

	Nine months ended September 30,
Geographic:	2026	2025
Product revenue
United States	$27,150	$21,322
United Kingdom	1,398	1,285
Other	128	133
License revenue
Japan	48	49
Total Net Sales	$28,724	$22,789

The Company generally invoices the customer and recognizes revenue once its performance obligations are satisfied, at which point payment is unconditional. Agreed upon payment terms with customers are within 30 days of shipment. Accordingly, contracts with customers do not include a significant financing component. As of September 30, 2026 and December 31, 2025, amounts recorded in deferred revenue were not material.

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

As of September 30, 2026 and December 31, 2025, the Company’s marketable securities in the amount of $1.2 million and $4.6 million, respectively, were carried at fair value in accordance with Level 1 as described above. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and nine months ended September 30, 2026 and the year ended December 31, 2025. The carrying amount of the Company’s receivables and payables approximate their fair value due to their maturity.

Note 6. Inventory

As of September 30, 2026 and December 31, 2025, inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Raw materials	$2,528	$1,278
Work in process	90	62
Finished goods	1,341	291
Total inventory	$3,959	$1,631

The reserve for obsolete inventory was $0.4 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively. The Company records charges for obsolete inventory in cost of goods sold. Inventory classified under the category “Work in process” consists of prefabricated assembled product.

Note 7. Leases

The Company leases its headquarters location in Rockaway, New Jersey. For the three and nine months ended September 30, 2026, the Company recognized lease expenses of $118,000 and $358,000, respectively. For the three and nine months ended September 30, 2025, the Company recognized lease expense of $178,000 and $534,000, respectively. This expense does not include non-lease components associated with the lease agreements as the Company elected not to include such charges as part of the lease expense.

Supplemental Balance Sheet Information for Operating Leases:

	September 30,	December 31,
(in thousands)	2026	2025
Operating leases:
Operating lease right of use assets	$2,387	$2,565
Operating lease liabilities:
Current portion of operating lease liabilities	387	375
Noncurrent operating lease liabilities	2,404	2,421
Total operating lease liabilities	$2,791	$2,796

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$286	$369
Weighted average remaining lease term (in years)	12.7	13.4
Weighted average discount rate	13.5%	13.5%

Future minimum lease payments under non-cancelable operating leases as of September 30, 2026:

Financial year (in thousands)
Remainder of 2026	$97
2027	397
2028	412
2029	417
2030	423
2031 and thereafter	4,479
Total future minimum lease payments	6,225
Less: Amounts representing interest	(3,434)
Total	$2,791

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses as of September 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accrued professional fees	$571	$1,059
Accrued bonuses and incentive compensation	1,997	2,583
Accrued litigation legal fees expense	-	1,155
Accrued insurance expense	321	181
Accrued research and development expenses	655	655
Accrued vacation and other employee related expenses	1,734	1,000
Accrued tax expenses	416	524
Accrued purchases of inventory	414	86
Deferred revenue	57	50
Accrued acquisition related expenses	304	604
Other	168	364
	$6,637	$8,261

Finance and Security Agreements

On July 6, 2026, the Company and First Insurance Funding entered into a Commercial Insurance Premium Finance Agreement (the “2026 Finance Agreement”). The 2026 Finance Agreement provides for a single borrowing of approximately $458,000 with a ten-month term and an annual interest rate of 7.250%. The proceeds from this transaction were used to partially fund the premiums due under certain of the Company’s insurance policies. The amounts payable are secured by the Company’s rights under such policies. Beginning in July 2026, the Company paid monthly installments of approximately $46,000.

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

During the three and nine months ended September 30, 2026, the Company recognized $3,700 and $10,300, respectively, in aggregate interest expense related to the Company’s finance and security agreements. During the three and nine months ended September 30, 2025, the Company recognized $3,300 and $12,800, respectively, in aggregate interest expense related to the Company’s finance and security agreements. As of September 30, 2026 and December 31, 2025, the amounts payable under the financing agreements were $321,000 and $181,000, respectively, which are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Note 9. Long-Term Debt

As of September 30, 2026, long-term debt consists of notes payable and convertible notes payable as follows:

	Non-Convertible	Convertible
(in thousands)	Notes Payable	Notes Payable	Total
Principal Borrowed	$5,000	$2,500	$7,500
Final Payment (3.50%)	280	140	420
Total Principal	5,280	2,640	7,920

Aggregate Debt Discount	(874)	(573)	(1,447)
Debt Discount Amortization	255	167	422
Unamortized Debt Discount	(619)	(406)	(1,025)

Total Principal	5,280	2,640	7,920
Unamortized Debt Discount	(619)	(406)	(1,025)
Long-Term Debt	4,661	2,234	6,895
Less: Current Portion of Debt	(313)	—	(313)
Long-Term Debt	$4,348	$2,234	$6,582

Avenue Loan and Security Agreement

On the LSA Closing Date, the Company and NURO entered into the Loan and Security Agreement with Avenue, as administrative agent and collateral agent, and as lender for term loans in an aggregate principal amount of up to $12 million (the “Loan Amount”) to be delivered in two tranches (the “Term Loans”). The tranches consist of (i) a term loan advanced to the Company on the LSA Closing Date in an aggregate amount of $7.5 million (“Tranche 1”), and (ii) subject to the achievement of certain performance milestones set forth in the Loan and Security Agreement, a right of the Company to request that Avenue make additional term loan advances to the Company in an aggregate amount of $4.5 million (“Tranche 2”), which right expired on December 31, 2025. The Term Loans mature on August 1, 2029 (the “Maturity Date”).

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

The principal balance of the Term Loans bears interest at a variable rate per annum equal to the greater of (i) the sum of 5.0% and the prime rate as reported in The Wall Street Journal, provided that, in the event such prime rate of interest is less than zero, such rate shall be deemed to be zero, and (ii) twelve and one-half percent (12.50%) (the “Interest Rate”). Under the Supplement to the Loan and Security Agreement (the “Supplement”), interest only was initially payable at the Interest Rate until the first day of the first full calendar month following the 18-month anniversary of the LSA Closing Date. That period was subject to a six-month extension if the Company achieved a specified revenue milestone measured as of June 30, 2026, and in no event could it exceed 24 months. The Company achieved the milestone, and the interest only period has been extended to 24 months. Accordingly, interest only is payable at the Interest Rate through August 31, 2027. Beginning September 1, 2027, principal and interest of the Term Loans will be fully amortized and paid in equal monthly principal installments, plus interest at the Interest Rate for such month, through the Maturity Date, subject to the terms and conditions of the Loan and Security Agreement and the Supplement. The Company will pay a final payment of $420,000, which is 3.5% of the Loan Amount upon the earlier of the Maturity Date or prepayment in full of the Term Loans.

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

The Company incurred borrower commitment and legal fees of $1,447,000, which are presented as debt discounts, of which $719,996 was settled in the issuance of the Company’s common stock (discussed further below). During the three and nine months ended September 30, 2026, the Company recorded interest expense of $370,000 and $1,009,000, respectively, which included amortization of debt discount of $127,000 and $288,000, respectively. As of September 30, 2026, the interest rate on Tranche 1 is 12.5%.

The Loan and Security Agreement is collateralized by substantially all of the Company’s assets in which Avenue is granted a senior secured lien. The Company also grants Avenue a negative pledge on the Company’s intellectual property, subject to limited exceptions, pursuant to the Loan and Security Agreement. The Loan and Security Agreement contains customary representations, warranties and covenants, including covenants limiting certain additional indebtedness, liens (including a negative pledge on intellectual property and other assets, subject to limited exceptions), guaranties, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The financial covenants include a minimum level of revenue and cash and cash equivalents. We were in compliance with these financial covenants as of September 30, 2026.

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

Avenue shall have the right, but not the obligation, to invest up to an aggregate of $1.0 million in equity securities of the Company on the same terms, conditions, and pricing offered by the Company to other investors in connection with any offering of the Company’s equity securities to third party investors for capital raising purposes occurring after the Closing Date, on the terms and conditions set forth in the Supplement.

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

The foregoing summary of the Loan and Security Agreement, the Supplement and the Subscription Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of Loan and Security Agreement and the Supplement, which are filed as Exhibits 10.1, 10.2 and 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, and are incorporated by reference herein.

Maturities on long-term debt include:

(in thousands)	Amount
Remainder of 2026	$-
2027	1,250
2028	3,750
2029	2,920
Total	$7,920

Note 10. Shareholders’ Equity

Settlement of Claims for Indemnification

As previously disclosed, following the Company’s initial public offering, or IPO, in 2018, certain securities class action lawsuits were filed against the Company and other defendants, alleging violations of federal securities laws, which were ultimately dismissed. On August 31, 2026, the Company entered into an agreement to settle certain claims for indemnification related to defending against those lawsuits, pursuant to which the Company issued and delivered 77,004 shares (the “Settlement Shares”) of the common stock equal to $750,000, based on the five-day trailing volume weighted average sales price of the common stock on the Nasdaq Capital Market. The Company had previously recorded a liability of $1,155,000 for these claims. The Settlement Shares had a fair value of $731,000 on the date of issuance resulting in a gain of $424,000 which is classified as Interest and other income in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2026.

At-the-Market Facility

On November 29, 2024, we entered into the Sales Agreement with Wainwright. Under the Sales Agreement, the Company may offer and sell shares of its common stock from time to time having an aggregate offering price of up to $20.0 million during the term of the Sales Agreement through Wainwright, acting as sales agent. The Company intends to use the net proceeds from any offering pursuant to the Sales Agreement to continue to fund sales and marketing, working capital and for other general corporate purposes. For additional information regarding sales of common stock under the Sales Agreement during the three and nine months ended September 30, 2026, see Note 3, “Liquidity, Credit Risks and Going Concern.”

Including sales in 2025, the Company has sold an aggregate of 519,611 shares of common stock for $4,167,000 in proceeds, net of issuance costs, pursuant to the Sales Agreement.

Stock Purchase Warrants

The following table presents a summary of stock purchase warrants outstanding as of September 30, 2026:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2026	1,496	$5.19	3.23	$121
Stock Purchase Warrants *	—
Exercised	(56)	5.06
Expired	—
Outstanding, September 30, 2026	1,440	$5.19	2.48	$8,103
Exercisable, September 30, 2026	1,440	$5.19	2.48	$8,103

*	A total of 883,433 pre-funded warrants are excluded from this table.

Note 11. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. Due to their nominal exercise price of $0.001 per share, 883,433 pre-funded warrants are considered common stock equivalents during the three and nine months ended September 30, 2026 and 2025, respectively, and are included in weighted average shares outstanding in the accompanying condensed consolidated statement of operations as of the closing date of the Company’s July 2023 Securities Purchase Agreements. Restricted stock and unit awards, stock options, and warrants (other than the pre-funded warrants) have not been included in the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect.

The potential common stock equivalents that have been excluded from the computation of diluted loss per share consist of the following:

	Nine months ended September 30,
(in thousands)	2026	2025
Outstanding stock options	308	518
Restricted stock and unit awards	827	589
Debt conversion shares	295	295
Stock purchase warrants	1,440	1,497
	2,870	2,899

Note 12. Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of its net operating losses under New Jersey’s Department of the Treasury - Division of Taxation NOL Transfer Program. During the nine months ended September 30, 2026 and 2025, the Company sold New Jersey NOL carry forwards, resulting in the receipt of net cash payments of $321,000 and $48,000, respectively. There can be no assurance as to the continuation or magnitude of this program in the future.

Note 13. Stock Based Compensation

The Company grants stock based compensation to certain employees and board of directors under the Company’s 2018 Omnibus Equity Incentive Plan (“Plan”). As of September 30, 2026, approximately 262,000 shares of common stock were reserved for issuance as awards under the Plan. The Company’s policy is to issue new shares of its common stock upon the exercise of stock options, new grants of restricted stock awards, and settlement of restricted stock units (“RSUs”). Stock options issued under the plan have a contractual life of 10 years and are generally forfeited upon separation from the Company.

The following table presents stock compensation expense recognized by the Company for the three and nine months ended September 30, 2026 and 2025. Total unrecognized compensation cost related to equity awards as of September 30, 2026 was $3.6 million and is expected to be recognized over the next 2.0 years.

	Three months ended September 30,
(in thousands)	2026	2025
Selling, general and administrative	$512	$392
Research and development	55	8
Cost of goods sold	50	15
Total stock based compensation expense	$617	$415

	Nine Months ended September 30,
(in thousands)	2026	2025
Selling, general and administrative	$2,024	$1,390
Research and development	239	24
Cost of goods sold	145	46
Total stock based compensation expense	$2,408	$1,460

The following table presents a summary of stock option award activity during the nine months ended September 30, 2026:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2026	518	$32.56	5.9	$1
Granted	—
Exercised	(193)	5.35
Cancelled	(17)	21.33
Expired	—
Outstanding, September 30, 2026	308	$50.28	4.7	$570
Exercisable, September 30, 2026	308	$50.28	4.7	$570

The intrinsic value is calculated as the difference between the fair market value at September 30, 2026 and the exercise price per share of the stock option. The options granted to employees generally vest over a three-year period.

The following table provides additional information about stock options that are outstanding and exercisable at September 30, 2026:

Exercise Price	Options Outstanding (in thousands)	Options Outstanding Weighted Average Remaining Contractual Life (Years)	Options Exercisable (in thousands)
$4.05 - $4.85	75	6.81	75
$4.86 - $12.98	81	5.72	81
$12.99 - $225.00	152	3.09	152

The following table presents a summary of restricted and deferred stock unit (“Unit” or “Units”) activity during the nine months ended September 30, 2026:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2026	575	$7.73
Granted	627	7.81
Vested	(314)	7.14
Cancelled	(61)	9.02
Nonvested, September 30, 2026	827	$7.87

In general, Units granted to employees vest over two to four-year periods. The Company granted 100,000 RSUs during the nine months ended September 30, 2026 that will vest on or before January 1, 2027, contingent on each recipient’s continued employment through such date.

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

Valuation Information for Stock-Based Compensation

The Company did not grant any stock options during the three and nine months ended September 30, 2026 or the year ended December 31, 2025.

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

Note 14. Segment Reporting

The Company views its operations and manages its business as one operating segment: Bioelectronic Innovations. Our CODMs are our Co-Chief Executive Officer, President and Chief Financial Officer and Co-Chief Executive Officer, President and Chief Operating Officer. The CODMs use loss from operations, as reported on our Consolidated Statements of Operations, including the breakdown of expenses presented below, in evaluating the performance of the Bioelectronic Innovations segment and in determining how to allocate resources to the Company as a whole. The CODMs do not review assets in evaluating the results of the Bioelectronic Innovations segment, and therefore, such information is not presented below.

The following table provides the GAAP operating financial results of the Bioelectronic Innovations segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales *	$9,690	$8,689	$28,724	$22,789
Cost of goods sold	1,117	1,219	3,610	3,171
Gross profit	8,573	7,470	25,114	19,618
Operating expenses
Research and development	431	662	1,989	1,815
Variable sales and marketing	3,215	3,244	10,522	8,018
Fixed sales and marketing	2,556	2,282	7,899	6,945
General and administrative	3,927	4,166	14,348	13,052
Total operating expenses	10,129	10,354	34,758	29,830
Loss from operations	$(1,556)	$(2,884)	$(9,644)	$(10,212)

*	See Note 4 Revenue for geographical and disaggregation information.

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

On July 16, 2025, the Company filed a responsive pleading, answering the complaint and asserting counterclaims, that Pulsetto’s non-invasive vagus nerve stimulation product infringes the 491 Patent, as well as the Company’s U.S. Patent Nos. 8,948,873, 9,339,653, 10,874,857, 8,843,210, 9,242,092, 11,623,078, and 10,441,780, as well as claims that Pulsetto’s commercial conduct has infringed and continues to infringe the Company’s Truvaga® and gammaCore® trademarks, and committed acts of false advertising and unfair competition in violation of state and federal law. On September 5, 2025, Pulsetto requested leave to file a motion to dismiss the Company’s counterclaims for lack of jurisdiction and/or insufficient pleadings. The Company has opposed that request, which has not yet been considered by the trial judge. On September 9, 2025, the court approved a schedule for discovery, and certain proceedings, filings, submissions, motions, reports and conferences. The parties have exchanged initial requests for the production of documents relevant to the dispute and have proceeded with exchanging their respective infringement and invalidity contentions, as the case may be. Pulsetto has also moved to compel the Company to provide certain discovery information related to potential infringement damages, and the Company has opposed that motion, which has not yet been considered by the trial judge. The parties are still in the early stages of discovery. The parties held an in-person settlement conference with a Magistrate Judge on March 4, 2026. The parties were ordered to engage in private mediation, all proceedings in the lawsuit were stayed until June 5, 2026, and the two pending motions before the trial judge have been dismissed without prejudice (subject to being refiled at a later time), while the parties proceed with court ordered private mediation. The mediation was adjourned and rescheduled for September 10, 2026.

The parties participated in mediation on September 10, 2026, but were unable to resolve the dispute. On October 7, 2026, the Court lifted the stay and scheduled a status conference for November 2, 2026. At the conference, the Magistrate Judge discussed the Company’s proposed motion for preliminary injunction with the parties and set a November 12, 2026 deadline for the Company to submit a letter pursuant to the District Judge’s rules seeking permission to file the motion. Pulsetto’s motion to dismiss and appeal of the Magistrate Judge’s decision regarding the Company’s initial disclosures were re-filed after the stay was lifted. The Magistrate Judge denied Pulsetto’s request to stay discovery until the motion to dismiss is decided.  Both motions are fully briefed and awaiting a decision from the District Judge. The Magistrate Judge directed the parties to submit a revised version of the parties’ proposed scheduling order.

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

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for its clinical trials, contract manufacturing organizations for the manufacture and supply of its clinical and commercial product needs and other vendors for other research and development and commercial activities, as well as services and products for operating purposes. The Company’s agreements generally provide for termination with notice. Such agreements that are cancelable contracts are not included as purchase commitments. The Company has included as purchase obligations its commitments under agreements to the extent they are quantifiable and are not cancelable. The Company has no material purchase obligations as of September 30, 2026.

CVR Agreement

In conjunction with the NURO acquisition on May 1, 2025, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with the former shareholders of NURO which, among other things, entitles the former shareholders to (1) an amount equal to $125,000 less any funds used by the Company as of July 1, 2025 out of a reserve of $250,000 for payment of potential expenses of the Company that were reserved against NURO’s net cash balance; (2) the balance of the funds remaining in the reserve as of May 1, 2027; and (3) earnout payments after the first and second anniversaries of the acquisition based on the Company’s sale of Quell products. In August 2026 and October 2025, the Company distributed approximately $277,000 and $243,000, respectively, under the CVR Agreement. As of September 30, 2026 and December 31, 2025, the Company has recorded a liability of $304,000 and $604,000, respectively, for expected payments under the CVR Agreement.

Note 16. Related Party Transactions

In 2023, an executive of the Company co-founded the Vagus Nerve Society, an academic society dedicated to the ongoing education and training of scientists and clinicians and the power of the vagus nerve and its application in a broad spectrum of health-related conditions. During the three and nine months ended September 30, 2026, the Company incurred aggregate expenses of $50,000 and $200,000, respectively, for unrestricted and directed educational grants to the Vagus Nerve Society.

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

Our business generates revenues from the sale of prescription medical devices and non-prescription wellness products in the United States and select overseas markets. We have two principal product categories:

●	Personal use prescription medical devices for the management and treatment of certain medical conditions such as primary headache and fibromyalgia; and

●	Personal use consumer products that promote general wellness and human performance.

Our goal is to be a leader in non-invasive bioelectronic technologies delivering better health. To achieve this, we offer multiple propositions:

●	Prescription medical devices for the treatment of certain FDA cleared medical conditions such as gammaCore for primary headache and Quell Fibromyalgia for fibromyalgia;

●	Non-prescription Truvaga for the support of general health and wellbeing; and

●	Non-prescription TAC-STIM for human performance.

Additionally, we may choose to relaunch our FDA cleared Quell Over-the-Counter (“Quell OTC”) product for lower extremity pain in the direct-to-consumer business channel in the future.

Our two largest end customers by revenue are the United States Department of Veterans Affairs, or VA, and the United Kingdom National Health Service, or NHS, both utilizing prescription products under qualifying agreements.

Historically, we have earned a significant amount of our revenue in the United States from the VA pursuant to our qualifying contract under the Federal Supply Schedule, or FSS, and open market sales to individual VA facilities. In August 2023, we signed a non-exclusive distribution agreement with Lovell Government Services, or Lovell, providing Lovell the right to list and distribute certain gammaCore devices, and more recently Quell Fibromyalgia devices, into the federal market. Lovell is a Service-Disabled Veteran-Owned Small Business (SDVOSB) offering medical and pharmaceutical goods and services to federal healthcare providers through its qualifying FSS, GSA Advantage (GSA), the VA Distribution and Pricing Agreement (DAPA), and Defense Logistics Agency’s ECAT system procurement portals through the Lovell contract vehicles (ECAT). Listing products with Lovell is intended to streamline the sales process to a variety of government procurement channels through Lovell’s compliance with contracting regulations and its provision of logistical solutions connected directly into government contracting portals, all of which are intended to help government agencies meet their SDVOSB procurement goals.

We have gradually shifted our direct sales to the VA from our FSS contract to sales through the distribution agreement with Lovell, and beginning in August 2026, we implemented a change to transition all prescription product sales to the VA and Department of Defense through the Lovell distribution agreement. Lovell comprised 62.6% and 51.6% of our net sales during the three and nine months ended September 30, 2026, respectively. Our FSS contract remains in effect expiring on June 14, 2030.

Demand for prescription devices in the U.S. is driven by clinical data and our increased presence in the field. Our sales efforts are primarily in the government channel broadly, and specifically to our largest end-customer, the VA, through our relationship with Lovell and its qualifying FSS, GSA, DAPA, and ECAT contracts. Our sales force is comprised of an internal sales team and outside commission only sales agents and sub reps. In addition, we have a small team of dedicated resources seeking to accelerate adoption in managed care systems. Sales to the NHS in the United Kingdom made under the U.K. MedTech Funding Mandate, or MTFM, for cluster headache (CH) comprised 4.2% and 4.0% of our revenue during the three and nine months ended September 30, 2026, respectively. We plan on continuing to use this program during the remainder of 2026, and potentially in years to come.

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

We face a variety of challenges and risks that we will need to address and manage as we pursue our strategies, including our ability to develop and retain an effective sales force, achieve market acceptance of our medical devices among clinicians, patients, and third-party payers, protect and enforce our intellectual property rights, expand the use of our bioelectronic technology for additional therapeutic indications, and to develop our nascent wellness and human performance business including the continued commercialization of Truvaga Plus, our app-enabled device under the Truvaga brand, and the possible relaunch of our direct-to-consumer Quell OTC.

As we seek to execute on our strategic plans, we are also managing an executive leadership transition following recent changes to our senior management. We believe the transition provides an opportunity to strengthen operational execution, bring additional experience and perspectives to our commercial and product strategies, and enhance organizational focus as we pursue our near- and long-term objectives. However, leadership transitions can introduce operational and strategic challenges, and new leadership may implement shifts in priorities, management style, or organizational structure. These changes could result in temporary inefficiencies, delays in decision-making, longer than anticipated timeframe for expected improvements in sales growth, or periods of misalignment across departments as roles and processes evolve. In addition, uncertainty during a transition may affect employee morale and retention, including among key personnel, and there is a risk that institutional knowledge is lost during the leadership change, which could impact our ability to manage ongoing projects, maintain customer relationships, and achieve our strategic objectives. We intend to remain focused on continuity of execution and disciplined prioritization as we navigate this transition, while continuing to evaluate the opportunities and challenges that may affect our business, results of operations, and financial condition.

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

Capital Activities

On July 24, 2025, our Form S-3 registration statement (File No. 333-284477), or the 2025 Shelf Registration Statement, was declared effective by the SEC. The 2025 Shelf Registration Statement relates to the potential offering and issuance from time to time of common stock, preferred stock, warrants, rights, debt securities and units, up to an aggregate amount of $100.0 million. The proposed maximum offering price per unit and the proposed maximum aggregate offering price per class of security in any future offering under the 2025 Shelf Registration Statement will be determined from time to time by us in connection with the issuance by us of the securities registered under the 2025 Shelf Registration Statement. As of September 30, 2026, we have $95.9 million remaining for potential issuance under the 2025 Shelf Registration Statement (including $15.7 million under the Sales Agreement (as defined below)). If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.

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

On November 29, 2024, we entered into the Sales Agreement with Wainwright. Under the Sales Agreement, the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate offering price of up to $20 million (the “ATM Shares”) during the term of the Sales Agreement through Wainwright, acting as sales agent. The Company has filed a prospectus supplement relating to the offer and sale of the ATM Shares pursuant to the Sales Agreement. The ATM Shares were registered under the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-262223) (the “2022 Shelf Registration Statement”), which was initially filed with the Securities and Exchange Commission (the “SEC”) on January 18, 2022 and declared effective on January 25, 2022. As of the date hereof, the 2022 Shelf Registration Statement has expired, and any sales of ATM Shares will be made pursuant to the 2025 Shelf Registration Statement. The Company intends to use the net proceeds from any offering pursuant to the Sales Agreement to continue to fund sales and marketing, working capital and for other general corporate purposes.

During the three months ended September 30, 2026, the Company sold 10,745 shares of its common stock at a weighted average price of $8.35 per share, for approximately $82,000 in net proceeds after issuance costs, pursuant to the Sales Agreement, which sales were previously disclosed in Note 3 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. For the nine months ended September 30, 2026, the Company sold 505,346 shares of its common stock at a weighted average price of $8.17 per share, for approximately $4.0 million in net proceeds after $0.3 million of issuance costs, pursuant to the Sales Agreement.

As of September 30, 2026, the Company had approximately $15.7 million of ATM Shares remaining available for issuance under the Sales Agreement. Additionally, the Company received net proceeds of approximately $0.2 million from the exercise of options during the three months ended September 30, 2026, and approximately $1.3 million from the exercise of warrants and options during the nine months ended September 30, 2026.

FDA Updates

On May 5, 2026, FDA personnel visited our facility in Rockaway, New Jersey, to inspect matters relating to our wholly-owned subsidiary, NURO, through which we acquired the Quell product line in May 2025.

On May 27, 2026, the FDA concluded its inspection and issued the Company a FDA Form 483 letter, citing four observations and two discussion points regarding the Company’s processes for addressing and documenting patient complaints. On June 15, 2026, the Company submitted a written response letter to the FDA describing four corrective action records initiated to address the observations and one discussion point, as well as one preventative action initiated to address the other discussion point. On October 27, 2026, the FDA responded to our letter. It stated that no written response is required and limited its comments to one observation, relating to NURO’s medical device reporting procedures, which we are addressing through our corrective action plan. The FDA will verify our corrective actions at its next inspection.

In October 2026, following a meeting with the FDA at which the FDA recommended that the Company submit a 510(k) premarket notification rather than the De Novo classification request the FDA had previously recommended, the Company submitted a 510(k) premarket notification to the FDA seeking clearance of Quell for the treatment of chronic chemotherapy-induced peripheral neuropathy (“CIPN”). In January 2022, prior to the Company’s acquisition of NURO, the FDA granted Breakthrough Device Designation to Quell for the reduction of moderate to severe symptoms of CIPN that have persisted for at least six months after the completion of chemotherapy. Breakthrough Device Designation is intended to provide for more interactive communication with the FDA during development and review, but it does not change the standard for 510(k) clearance and does not assure that the submission will be cleared. The FDA may request additional information during its review, which could delay or prevent clearance. If cleared by the FDA, Quell could be marketed for the treatment of CIPN; however, there can be no assurance that the FDA will clear the submission on a timely basis or at all.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and September 30, 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025, with the changes in those items in dollars:

	For the three months ended September 30,
(in thousands)	2026	2025	Change
Net sales	$9,690	$8,689	$1,001
Cost of goods sold	1,117	1,219	(102)
Gross profit	8,573	7,470	1,103
Gross margin	88.5%	86.0%
Operating expenses:
Research and development	431	662	(231)
Selling, general and administrative	9,698	9,692	6
Total operating expenses	10,129	10,354	(225)
Loss from operations	(1,556)	(2,884)	1,328
Other (income) expense:
Interest and other income	(465)	(62)	(403)
Interest expense	370	208	162
Other (income) expense	4	375	(371)
Total other (income) expense	(91)	521	(612)
Loss before income taxes	(1,465)	(3,405)	1,940
Benefit from income taxes	126	-	126
Net loss	$(1,339)	$(3,405)	$2,066

Net Sales

Net sales for the three months ended September 30, 2026 increased 12% to $9.7 million as compared to the three months ended September 30, 2025. The increase of $1.0 million is primarily due to an increase in net sales of Quell Fibromyalgia products and prescription (Rx) gammaCore, which are sold to the VA through our United States – Rx channel. We expect that the majority of 2026 fiscal year revenue will continue to come from sales of our Rx products to the VA.

Net sales by channel for the three months ended September 30, 2026 and 2025 are presented in Note 4, “Revenue,” to the condensed consolidated financial statements included in this Quarterly Report.

Gross Profit

Gross profit increased by $1.1 million to $8.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in gross profit is primarily attributable to the increased net sales. Gross margin increased to 88.5% for the three months ended September 30, 2026, compared to 86.0% for the three months ended September 30, 2025. The increase in gross margin was primarily due to a favorable product mix.

Research and Development

Research and development expense of $0.4 million for the three months ended September 30, 2026, decreased by $0.2 million compared to the prior year. This decrease was primarily due to timing of open positions, professional fees and development costs.

Selling, General and Administrative

Selling, general and administrative expense was $9.7 million for the three months ended September 30, 2026 which increased by $6,000 compared to the previous year. Sales and marketing increased $0.25 million from the prior year. The increase in sales and marketing was primarily driven by expenses that supported the $1.0 million increase in sales. General and administrative expense decreased $0.2 million from the prior year. The decrease was primarily due to a reduction in professional fees in the three months ended September 30, 2026.

Other (Income) Expense

Other income was $0.1 million for the three months ended September 30, 2026 compared to other expense of $0.5 million for the three months ended September 30, 2025. Other income for the three months ended September 30, 2026 included a gain of approximately $0.4 million related to the settlement of claims for indemnification. See “Note 10. Shareholders’ Equity – Settlement of Claims for Indemnification” for additional information regarding the settlement. Other expense for the three months ended September 30, 2025 included approximately $0.4 million of non-recurring acquisition expenses.

Benefit from Income Taxes

During the three months ended September 30, 2026, benefit from income taxes consisted of a favorable adjustment of $126,000 to our U.K. tax provision following a change in our transfer pricing policy.

Comparison of the nine months ended September 30, 2026 and September 30, 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 with the changes in those items in dollars:

	For the nine months ended September 30,
(in thousands)	2026	2025	Change
Net sales	$28,724	$22,789	$5,935
Cost of goods sold	3,610	3,171	439
Gross profit	25,114	19,618	5,496
Gross margin	87.4%	86.1%
Operating expenses:
Research and development	1,989	1,815	174
Selling, general and administrative	32,769	28,015	4,754
Total operating expenses	34,758	29,830	4,928
Loss from operations	(9,644)	(10,212)	568
Other (income) expense:
Interest and other income	(557)	(213)	(344)
Interest expense	1,009	218	791
Other expense	20	762	(742)
Total other expense	472	767	(295)
Loss before income taxes	(10,116)	(10,979)	863
Benefit from income taxes	447	48	399
Net loss	$(9,669)	$(10,931)	$1,262

Net Sales

Net sales for the nine months ended September 30, 2026 increased 26% to $28.7 million as compared to the nine months ended September 30, 2025. The increase of $5.9 million is primarily due to an increase in net sales of Rx gammaCore to the VA and, sales of Quell Fibromyalgia products, which were acquired from NURO in May 2025. We expect that the majority of 2026 fiscal year revenue will continue to come from sales of our Rx products to the VA.

Net sales by channel for the nine months ended September 30, 2026 and 2025 are presented in Note 4, “Revenue,” to the condensed consolidated financial statements included in this Quarterly Report.

Gross Profit

Gross profit increased by $5.5 million to $25.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in gross profit is primarily attributable to the increased net sales. Gross margin increased to 87.4% for the nine months ended September 30, 2026 compared to 86.1% for the nine months ended September 30, 2025. The increase in gross margin was primarily due to a favorable product mix.

Research and Development

Research and development expense of $2.0 million for the nine months ended September 30, 2026, increased by $0.2 million compared to the prior year. This increase was primarily due to increased studies and grants, higher stock-based compensation and costs to develop enhancements to our Truvaga mobile application.

Selling, General and Administrative

Selling, general and administrative expense was $32.8 million for the nine months ended September 30, 2026 which increased by $4.8 million compared to the previous year. Sales and marketing increased $3.5 million from the prior year. The increase in sales and marketing was primarily driven by $2.5 million of variable selling expenses, which contributed to a $5.9 million increase in sales. General and administrative expense increased $1.3 million from the prior year. This increase was primarily driven by $1.2 million of severance and $0.5 million of stock compensation expense associated with the former CEO’s retirement, $0.3 million in legal fees associated with the senior management changes, and $0.5 million in legal fees associated with ongoing litigation, partially offset by $0.5 million bad debt expense recorded in the nine months ended September 30, 2025 (associated with a TAC-STIM receivable) that did not recur.

Other (Income) Expense

Other expense was $0.5 million for the nine months ended September 30, 2026, a decrease of $0.3 million as compared to the nine months ended September 30, 2025. Other expense for the nine months ended September 30, 2026 was partially offset by a gain of approximately $0.4 million related to the settlement of claims for indemnification. See “Note 10. Shareholders’ Equity – Settlement of Claims for Indemnification” for additional information regarding the settlement. Other expense for the nine months ended September 30, 2025 of approximately $0.7 million consisted primarily of non-recurring acquisition expenses.

Benefit from Income Taxes

The Company may be eligible, from time to time, to receive cash from the sale of our net operating losses under New Jersey’s Department of the Treasury - Division of Taxation NOL Transfer Program. During the nine months ended September 30, 2026 and 2025, benefit from income taxes primarily includes net cash payments of $321,000 and $48,000 received from the sale of our New Jersey state net operating losses, respectively. During the nine months ended September 30, 2026, benefit from income taxes also included a favorable adjustment of $126,000 to our U.K. tax provision following a change in our transfer pricing policy.

Liquidity and Capital Resources

At September 30, 2026, our cash, cash equivalents, and marketable securities was $7.5 million compared to $11.6 million at December 31, 2025.

	For the nine months ended September 30,
(in thousands)	2026	2025
Net cash (used in) provided by
Operating activities	$(9,355)	$(6,647)
Investing activities	$3,375	$3,359
Financing activities	$5,262	$7,667

Operating Activities

Net cash used in operating activities was $9.4 million and $6.6 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $2.8 million in operating cash used is primarily due to investments in higher inventory levels and the timing in payment of operating expenses.

Investing Activities

Net cash provided by investing activities was $3.4 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and September 30, 2025, cash used in investing activities was related to the proceeds from the sale of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $5.3 million which was attributable to $4.0 million of net proceeds from the sale of ATM Shares pursuant to the Sales Agreement and the exercise of warrants and options in the amount of $0.3 million and $1.0 million, respectively. During the nine months ended September 30, 2025, net cash provided by financing activities was $7.7 million primarily attributable to net proceeds from the convertible debt financing with Avenue.

Liquidity Outlook

We have experienced significant net losses, and we expect to continue to incur net losses for the near future as we work to increase market acceptance of our products. We have never been profitable and we have incurred net losses and negative cash used in operations in each year since our inception. We incurred net losses of $9.7 million and $10.9 million, and used cash in our operations of $9.4 million and $6.6 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company has historically funded its operations with the proceeds of equity and debt financings. As of September 30, 2026, the Company’s cash, cash equivalents and marketable securities totaled $7.5 million.

Following the extension of the interest only period described in Note 9, principal repayments under the Loan and Security Agreement begin in September 2027 and are scheduled for $1.25 million in 2027, $3.75 million in 2028 and $2.92 million in 2029 (inclusive of a final payment fee of 3.5% of the Loan Amount). See Note 9, “Long-Term Debt” in the condensed consolidated financial statements for additional details of our current and long-term debt.

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

If the U.S. dollar uniformly increased or decreased in strength by 15% relative to the foreign currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three and nine months ended September 30, 2026.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Co-Chief Executive Officer, President, and Chief Financial Officer and our Co-Chief Executive Officer, President, and Chief Operating Officer, as appropriate, to allow timely decision making regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2026 was conducted under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Presidents and Chief Financial Officer and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, following the Company’s initial public offering, or IPO, in 2018, certain securities class action lawsuits were filed against the Company and other defendants, alleging violations of federal securities laws, which were ultimately dismissed. On August 31, 2026, the Company entered into an agreement to settle certain claims for indemnification related to defending against those lawsuits, pursuant to which the Company issued and delivered 77,004 shares (the “Settlement Shares”) of our common stock equal to $750,000, based on the five-day trailing volume weighted average sales price of the common stock on the Nasdaq Capital Market.

The issuance of the Settlement Shares was made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), because the offer and sale of such securities does not involve a “public offering” within the meaning of Section 4(a)(2) of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)

Resignation of Director

On November 3, 2026, Patricia Wilber resigned as a member of the Company’s Board, and as a member of the Audit Committee and the Nominating and Governance Committee, effective November 16, 2026. In connection with Ms. Wilber’s resignation, the size of the Board was decreased by resolution of the Board from eight to seven members, effective on the effective date of Ms. Wilber’s resignation. Ms. Wilber has confirmed that her resignation was not the result of any disagreement with the Company, the Board, or management regarding any matter relating to the Company’s operations, policies, or practices. In connection with Ms. Wilber’s resignation, the Compensation Committee and the Board approved the accelerated vesting of 3,707 deferred stock units previously granted to Ms. Wilber, effective as of the date of her resignation. The Board and the Company are deeply grateful for Ms. Wilber’s service, dedication, and contributions to the Company.

Effective November 16, 2026, the Board of Directors appointed Thomas J. Errico, M.D., Chairman of the Board and Chair of the Nominating and Governance Committee, to serve as a member of the Audit Committee. Concurrently, Dr. Errico resigned from the Compensation Committee. Effective November 16, 2026, the Board of Directors also appointed James C. Theofilos, a member of the Board of Directors and the Audit Committee, to serve as a member of the Compensation Committee.

(b)	Not applicable.

(c)	Trading Plans.

During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).

Item 6. EXHIBITS

Exhibit
Number	Description
10.1	Amendment to Offer Letter, dated September 8, 2026, by and between the Company and Joshua S. Lev, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2026.

10.2	Amendment to Offer Letter, dated September 8, 2026, by and between the Company and Michael Fox, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2026.

10.3	Amended and Restated Executive Severance Policy, effective as of September 8, 2026, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2026.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of electroCore, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

electroCore, Inc.

Date: November 4, 2026	By:	/s/ Joshua S. Lev
Joshua S. Lev
Co-Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: November 4, 2026	By:	/s/ Michael Fox
Michael Fox
Co-Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)

